Form 10-Q
period 1996-03-31
IDX SYSTEMS CORP
filed 1996-05-13
CIK 1001185

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                     ________________________
                            FORM 10-Q
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996
                 _______________________________

                  Commission File Number 0-26816

                     IDX SYSTEMS CORPORATION
      (Exact name of registrant as specified in its charter)

          Vermont                               03-0222230
     (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)      Identification No.)

                       1400 Shelburne Road
                   South Burlington, VT  05403
             (Address of principal executive offices)

Registrant's telephone number, including area code:  (802-862-1022)

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).

                            Yes   X     No
     Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.
                            Yes   X     No
     The number of shares outstanding of the registrant's common stock as of May 10, 1996 was 20,741,826.

                 [Exhibit index begins on Page 18]

                     IDX SYSTEMS CORPORATION
                            FORM 10-Q
          For the quarterly Period Ended March 31, 1996

                        TABLE OF CONTENTS
                                                             	Page
PART I.   FINANCIAL INFORMATION

ITEM 1.   Interim Financial Statements:

          a)   Condensed consolidated balance sheets
               as of March 31, 1996 and
               December 31, 1995 (unaudited)	                  3

          b)   Condensed consolidated statements of
               income for the three months ended
               March 31, 1996 and 1995 (unaudited							       4

          c)   Condensed consolidated statements
               of cash flows for the three months
               ended March 31, 1996 and 1995 (unaudited) 	 				5

          d)   Notes to condensed consolidated
               financial statements						                      7

ITEM 2.   Management's discussion and analysis of
          financial condition and results of operations     			8

PART II.  OTHER INFORMATION

ITEM 1.   Legal proceedings							                            16

ITEM 2.   Changes in securities						                         16

ITEM 3.   Defaults upon senior securities					                16

ITEM 4.   Submission of matters to a vote of security holders	16

ITEM 5.   Other information							                            16

ITEM 6.   Exhibits and reports on Form 8-K 				               16

SIGNATURES 										                                         17

EXHIBIT INDEX									                                        18

Item 1.   Interim Financial Statements

                     IDX SYSTEMS CORPORATION
               Condensed Consolidated Balance Sheets
                          (In thousands)
                           (Unaudited)

                              	      March 31      December 31
                              	        1996           1995
                         						        ----	          ----
ASSETS

Cash and cash equivalents           $ 19,402       $ 33,262
Securities available-for-sale         56,927         46,514
Accounts receivable, net              33,586         28,013
Other current assets                   2,296          2,081
Deferred tax asset                     1,535          1,535
						                               -------       --------
Total current assets                 113,746        111,405

Property and equipment, net           16,267         16,221

Other assets                             295            284
Deferred tax asset                       501            501
                              						--------   	   --------
                                         796            785
     						                         --------       --------
Total assets                        $130,809       $128,411
						                              ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
  expenses                         $  10,616       $ 12,857
Deferred revenue                       7,976          7,766
Accrued income taxes                   1,319          1,267
		                                  --------	      --------
Total current liabilities             19,911         21,890

Long term debt                         2,907          2,907

Minority interest                      1,295          1,182

Stockholders' equity                 106,696        102,432
                              						--------	      --------
Total liabilities and
stockholders' equity                $130,809       $128,411
                              						========	      ========



                     See accompanying notes.

Item 1.  Interim Financial Statements.

                     IDX SYSTEMS CORPORATION
            Condensed Consolidated Statements of Income
             (In thousands, except per share amounts)
                           (Unaudited)

                                   	Three Months Ended
                                        	March 31
                                   	1996          1995
	                          				    	----          ----
Revenues
    Software license fees         	$12,428        $ 9,104
    Maintenance and service fees    16,780         14,220
    Hardware sales                   8,137          5,921
						                             -------        -------
Total revenues                      37,345         29,245
Operating expenses:
   Cost of license, maintenance
      and service fees              12,779         11,928
   Cost of hardware sales            6,612          4,568
   Selling, general and
	     administrative          	      7,491          5,103
   Research and development          5,786          4,289
					                             	-------        -------
                                    32,668         25,888
						                             -------        -------
Operating income                     4,677          3,357
Interest and other income              910            254
						                             -------        -------
Income before income taxes           5,587          3,611
Income tax provision                 2,234            192
						                             -------	       -------
Net Income                          $3,353         $3,419
						                             =======	       =======
Net Income per share                $  .16
						                             =======
Historical income before
   income taxes                                    $3,611
Pro forma income taxes                              1,444
								                                          -------
Pro forma net income                               $2,167
 								                                         =======
Pro forma net income per share                	    $  .13
								                                          =======
Average shares outstanding          21,282         17,269
						                             =======        =======

                               See accompanying notes.

Item 1.   Interim Financial Statements

                     IDX SYSTEMS CORPORATION
                     Condensed Consolidated
                     Statements of Cash Flows
                          (In thousands)
                           (Unaudited)

                                    Three Months Ended
                                          March 31

           	                        1996          1995
					                              	----          ----
OPERATING ACTIVITIES
Net Income                          $3,353        $3,419
Adjustments to reconcile net
      income to net cash used
      in operating activities:
         Depreciation                1,123           891
         Increase in allowance
           for doubtful accounts        29            85
Minority interest                      112          (142)
Loss on disposal of property and
      equipment                         15           164
Changes in operating assets and
      liabilities:
         Accounts receivable        (5,602)       (5,052)
         Prepaid expenses             (327)          (35)
         Accounts payable             (508)         (563)
         Accrued expenses           (1,681)         (385)
         Deferred revenue              211         1,259
         Other, net                    111          (224)
					                               ------        ------
Net cash used in operating
	      activities        	          (3,164)         (583)











                     See accompanying notes.




INVESTING ACTIVITIES
Purchase of property and
      equipment    		             $(1,186)         $(959)
Proceeds from sale of property
      and equipment                     4             42
Purchase of securities available-
      for-sale                    (20,989)           151
Sale of securities available-
      for-sale                     10,443            100
					                             -------		      -------
Net cash used in investing
      activities                  (11,728)          (666)


FINANCING ACTIVITIES
Proceeds from sale of
	    common stock                   1,032            182
Issuance of notes receivable
     to related parties                              512
Proceeds from related parties                        692
Payments on long-term debt
	    related to real estate                         (474)
					                            -------		       --------
Net cash provided by financing
      activities                   1,032             912
					                           ======== 	      ========
Decrease in cash and cash
      equivalents                (13,860)           (337)

Cash and cash equivalents at
     	beginning of period         33,262           6,460
					                            -------        --------
Cash and cash equivalents at
	    end of period               $19,402          $6,123
					                            =======       	========










                     See accompanying notes.

Notes to Condensed Consolidated Financial Statements



Note 1 - Interim Statement Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the three months ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - Pro Forma Net Income and Net Income Per Share Information

Pro forma net income represents actual historical pre-tax earnings in 1995 less the tax provision which the Company would have recognized had it been taxed as a "C" Corporation in 1995. Prior to October 1, 1995, the Company was taxed as an "S" Corporation. Pro forma net income per share is computed using pro forma net income and the weighted average number of Common and dilutive Common Stock equivalent shares. Common Stock equivalents are attributable to stock options using the treasury stock method and, for the three-month period ended March 31, 1995, include the weighted average estimated number of shares which was necessary to fund the payment of undistributed S Corporation earnings in excess of the previous twelve months net income. Common Stock and Common Stock equivalent shares issued during the twelve-month period prior to the effective date of the initial public offering have been included in the calculations as if they were outstanding for the three-month period ended March 31, 1995 using the treasury stock method. The initial public offering price was used in the determination of Common Stock equivalents for all periods presented up to the effective date of the initial public offering. After that date, the market prices of Common Stock were used for computing Common Stock equivalents. Primary and fully diluted pro forma net income per share are the same for the three-month period ended March 31, 1995 and primary and fully diluted net income per share are the same for the three-month period ended March 31, 1996.

Note 3 - Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- - ---------------------

REVENUES
The Company's total revenues increased to $37.3 million in the first three months of 1996 from $29.2 million in the corresponding period in 1995, an increase of $8.1 million or 27.7%. Revenues from software license fees increased to $12.4 million in the first three months of 1996 (33.3% of total revenues) from $9.1 million (31.1% of total revenues) in the corresponding period in 1995, an increase of $3.3 million or 36.5%. The increase was primarily due to an increase in installations of certain of the Company's software products from its Ambulatory Suite and Group Practice Management software. Revenues from maintenance and service fees increased to $16.8 million in the first three months of 1996 (44.9% of total revenues) from $14.2 million (48.6% of total revenues) in the corresponding period in 1995, an increase of $2.6 million or 18.0%. The majority of the increase was due to additional maintenance revenues resulting from the continued growth in the Company's installed client base. Hardware revenues increased to $8.1 million in the first three months of 1996 (21.8%) of total revenues) from $5.9 million (20.3% of total revenues) in the corresponding period in 1995, an increase of $2.2 million or 37.4%. The increase in hardware revenues was principally due to customers upgrading their hardware systems.

COST OF LICENSE, MAINTENANCE AND SERVICE FEES
The cost of license, maintenance and service fees increased to $12.8 million in the first three months of 1996 from $11.9 million in the corresponding period in 1995, an increase of $0.9 million or 7.1%.
The gross profit margin on license, maintenance and service fees increased to 56.2% in the first three months of 1996 from 48.9% in the corresponding period in 1995. The increase in gross profit margin was principally due to the growth in software revenue without a corresponding increase in related costs due to the fixed nature of a significant portion of the Company's revenue-related costs.

COST OF HARDWARE SALES
The cost of hardware sales increased to $6.6 million in the first three months of 1996 from $4.6 million in the corresponding period in 1995, an increase of $2.0 million or 44.7%. The gross profit margin on hardware sales decreased to 18.7% of hardware revenues in the three months ended March 31, 1996, from 22.9% in the corresponding period in 1995. The decrease was generally due to price reductions on hardware in the marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $7.5 million in the first three months of 1996 from $5.1 million in the corresponding period in 1995, an increase of $2.4 million or 46.8%. As a percentage of total revenues, selling, general and administrative expenses increased to 20.1% in the first three months of 1996 from 17.4% in the corresponding period in 1995. Approximately $1.2 million of those expenses in the first three months of 1996 were due to a 40% increase in the Company's sales and marketing staff over the same period in 1995.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $5.8 million in the first three months of 1996 from $4.3 million in the corresponding period in 1995, an increase of $1.5 million or 34.9%. The increase was due to an increase of staff to support the development of additional products for the Company's Care Management and Enterprise suites. As a percentage of total revenues, research and development expenses increased to 15.5% in the first three months of 1996 from 14.7% in the corresponding period in 1995.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception in 1969, the Company has funded its operations, working capital needs and capital expenditures primarily from operations.

Cash flows from operations are principally comprised of net income and depreciation and are primarily affected by the net effect of the change in accounts receivable, deferred revenue, accounts payable and accrued expenses. Accounts receivable from customers have been collected consistently in the 65 to 80 day range.

Cash and cash equivalents at March 31, 1996 were $19.4 million, a decrease of $13.9 million from December 31, 1995. The majority of the decrease was due to the continued investing of proceeds in investment grade securities from the Company's initial public offering of common stock which was consummated on November 22, 1995.

The Company has a revolving line of credit with a bank allowing the Company to borrow up to $2.0 million bearing interest at the prime rate. There were no borrowings as of March 31, 1996.

The Company has no significant commitments for capital expenditures at this time.

INCOME TAXES
From July 1, 1987 to November 1, 1995, the Company was treated for federal and certain state income tax purposes as an S Corporation under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's stockholders, rather than the Company, were required to pay federal and certain state income taxes based upon the Company's earnings whether or not the earnings were distributed to such stockholders. On November 1, 1995, the Company terminated its S corporation status and, accordingly, has become subject to federal and state income taxes.

For purposes of financial statement presentations, the Company's financial statements reflect pro forma financial information for 1995 as if the Company had been taxed as a C corporation. For the quarter ended
March 31, 1996, the Company provided for taxes at a rate of approximately 40% of pre-tax income.

FACTORS AFFECTING FUTURE RESULTS
This report, and other reports, proxy statements and other communications to stockholders, as well as oral statements made by the Company's officers or its agents, may contain forward-looking statements with respect to, among other things, the Company's future revenues, operating income, earnings per share, or plans and objectives of management, including plans or objectives relating to products or services of the Company. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecast or projected in any such forward-looking statement. The following are certain, but not necessarily all, of the factors which the management of the Company presently believes could cause the Company's actual operating results to be materially less than forecast or projected in any forward-looking statement.

The Company's revenues and operating results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations, and length of sales cycles and installation efforts. The timing of revenues from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction, the changing business plans of its customers, and general economic conditions. In addition, because revenue is recognized at various points during the installation process, the timing of revenue recognition varies considerably based on a number of factors, including availability of personnel, availability of client resources and complexity of the needs of the client organization. The Company's initial contact with a potential customer depends in significant part on the customer's decision to replace, or substantially modify, its existing information systems. How and when to implement, replace or substantially modify an information system are major decisions for health care organizations. Accordingly, the sales cycle for the Company's systems is typically three to 18 months or more than from initial contact to contract execution, and the installation cycle is typically three to 18 months or more from contract execution to completion of installation.
During the sales cycle, the Company expends substantial time, effort and funds preparing contract proposals and negotiating the contract. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter.
The Company's future operating results may fluctuate as a result of these and other factors, such as customer purchasing patterns, and the timing of new product and service introductions and product upgrade releases.

The Company's revenues have historically followed seasonal patterns with a lower level of sales and installations occurring in the fiscal quarter ending September 30 and a greater level of sales and installations occurring in the fiscal quarter ending June 30 (formerly the fiscal year end of the Company). The Company believes that such seasonal fluctuation is attributable to a number of factors, including the Company's former sales and installation compensation program, which was formerly based significantly on fiscal year sales and installation goals, and the holiday schedules of its clients.
In 1995, the Company changed its fiscal year end from June 30 to December 31. The Company is not able to predict what impact, if any, the change will have on the seasonality of the Company's business. The Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. There can be no assurance that future seasonal and quarterly fluctuations will continue and will not have a material adverse effect on the Company's results of operations, financial condition or business.

As a developer of information systems, the Company must aniticpate and adapt to evolving industry standards and new technological developments. The market for the Company's products is characterized by continued and rapid technological advances in both hardware and software development, requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements to existing products. The establishment of standards is largely a function of user acceptance. Therefore, such standards are subject to change. The Company's future success will depend in part upon its ability to enhance its existing products, to respond effectively to technology changes, to migrate its clients to new technologies, to sell additional products to its existing client base and to introduce new products and technologies to meet the evolving needs of its clients in the health care information systems market. The Company is currently devoting significant resources toward the development of enhancements to its existing products and the migration of existing products to new hardware and software platforms. There can be no assurance that the Company will successfully complete the development of these products or this migration in a timely fashion or that the Company's current or future products will satisfy the needs of the health care information systems market. Further, there can be no assurance that products or technologies developed by others will not adversely affect the Compamy's competitive position or render its products or technologies noncompetitive or obsolete.

Health care providers demand the highest level of reliability and quality from their information systems. The Company devotes substantial resources to meet these demands in developing its software. The Company's products may, from time to time, contain undetected errors or bugs. Errors or bugs in software products may result in loss of, or delay in, market acceptance of the products. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on the Company's results of operations, financial condition or business.

The Company currently derives a significant percentage of its revenues from sales of financial and administrative information systems and related services. As a result, any factor adversely affecting sales of these products and services could have a material adverse effect on the Company's results of operations, financial condition or business.
Although the Company has experienced increasing annual sales, revenues associated with existing products may decline as a result of several factors, including price competition. There can be no assurance that the Company will continue to be successful in marketing its current products or any new or enhanced products or maintaining the current pricing for its existing products.

The market for health care information systems is highly competitive. The Company's competitors vary in size, and in the scope and breadth of the products and services which they offer. The Company competes with different companies in each of its target markets. Many of the Company's competitors have greater financial, development, technical, marketing and sales resources than the Company. In addition, other entities not currently offering products and services similar to those offered by the Company, including claims processing organizations, hospitals, third-party administrators, insurers, healthcare organizations and others, may enter certain markets in which the Company competes. There can be no assurance that future competition will not have a material adverse effect on the Company's results of operations, financial condition or business. There can also be no assurance that the Company will be able to compete successfully in the future.

Certain of the Company's products provide applications that relate to patient medical histories and treatment plans. Any failure by the Company's products to provide accurate and timely information could result in product liability claims against the Company by its clients or their affiliates or patients. The Company maintains insurance that it believes is adequate to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage or that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

The success of the Company is dependent to a signifcant degree on its key management, sales and marketing, and technical personnel. The Company believes that its continued future success will also depend upon its ability to attract, motivate and retain highly skilled, managerial, sales and marketing, and technical personnel, including software programmers and systems architects skilled in the computer languages in which the Company's products operate. Competition for personnel in the software and information services industries is intense. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on the Company's results of operations, financial condition or business. Although the Company has been successful to date in attracting and retaining skilled personnel, there can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products and to continue to grow and operate profitably.

The Company's success is dependent to a significant extent on its ability to maintain the confidentiality of the software incorporated in its current products and other products as they are released. The Company depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and various security measures to protect its proprietary rights in its products. The Company distributes its products under software license agreements which grant clients a nonexclusive license to the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company also seeks to protect the source code of its products as an unpublished copyright work. There can be no assurance that the legal protections afforded to the Company or the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or services. Any infringement or misappropriation of the Company's proprietary software would disadvantage the Company in its efforts to retain and attract new clients in a highly competitive market and could cause the Company to lose revenues or incur substantial litigation expense. Although the Compay believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future and that such claims will not have a material adverse effect on the Company's results of operations, financial condition or business.

The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. The Company's products are designed to function within the structure of the health care financing and reimbursement system currently being used in the United States. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. From time to time, certain proposals to reform the health care system have been considered by Congress. These proposals, if enacted, may increase government involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the the Company's products and services. The Company cannot predict with any certainty what impact, if any, such proposals or health care reforms might have on its results of operations, financial condition or business.

The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and
Cosmetic Act (the "FDC Act") and has recently indicated an interest in modifying such draft policy. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (i) register and list their products with the FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. There can be no assurance that such proposed changes, if adopted, will not have a material adverse effect on the Company's results of operations, financial condition or business.

The Company intends to continue to grow in part through acquisitions of complementary products, technologies and businesses or alliances with complimentary businesses. The Company's ability to expand successfully through acquisitions or alliances depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively integrate and operate the acquired or aligned products, technologies or businesses. There is significant competition for acquisition and alliance opportunities in the health care information systems industry, which may intensify due to consolidation in the industry, thereby increasing the costs of capitalizing on such opportunities. The Company competes for acquisition and alliance opportunities with other companies that have significantly greater financial and management resources. There can be no assurance that the Company will be successful in acquiring or aligning with any complementary products, technologies or businesses; or, if acquired or aligning with, that the Company will be able to successfully integrate any such products, technologies or businesses into its current business and operations. The failure to successfully integrate any significant products, technologies or businesses could have a materal adverse effect on the Company's results of operations, financial condition or business.

Market prices for securities of companies such as the Company are highly volatile. Factors such as announcements of technological innovations or new products or services by the Company or its competitors, proprietary rights developments and market conditions for health care or technology stocks in general could have a significant impact on the future market price of the Company's Common Stock.

Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results.

Item 1.    LEGAL PROCEEDINGS

           None.

Item 2.    CHANGES IN SECURITIES

           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a) The exhibits filed as part of this Form 10-Q are listed on the exhibit Index immediately preceding such exhibits, which Exhibt Index is incorporated herein by reference.

           (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934. the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IDX SYSTEMS CORPORATION

Date:  May 13, 1996                          /s/JOHN A. KANE
                                         ------------------------------------
                                         John A. Kane,
                                         Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)

                          Exhibit Index

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No. 	Description                                     Page

11        		Statement regarding computation of
			         per share earnings.           			                19

     		   	             EXHIBIT 11
            	       IDX SYSTEMS CORPORATION
             	Schedules of Net Income Per Share and
                	Pro Forma Net Income Per Share
          	    (in thousands, except for per share data)

                         	      Primary                 Fully Diluted
                    	       ------------------  	     ------------------
                            Three Months Ended   	    Three Months Ended
                                 March 31		                March 31
                    	       1996          1995        1996          1995
                    	       ------------------	       ------------------
Weighted average shares
   outstanding              20,409      13,903        20,409     13,903

Net dilutive effect of
   stock options-based
   on the treasury stock
   method using the IPO
   price until the
   effective date and
   average price there-
   after for primary and
   ending price, if higher
   for fully diluted           873      1,387           873        1,387

Effect of final S
   corporation distribution             1,789                      1,789

Effect of common and common
   stock equivalent shares
   issued by the Company
   during the twelve
   month period immediately
   preceding the Company's
   initial public offering
   in November 1995, as if
   they were outstanding for
   all periods presented
   prior to the initial
   public offering, using
   the treasury stock method,
   as described above                      190                       190
                             --------------------      ---------------------
Total shares                 21,282      7,269    	    21,282     17,269
                    	        ====================   	  ====================
Net income                   $3,353                    $3,353
                              =====                     =====
Net income per share         $  .16                 	 $   .16
                              =====                     =====
Pro forma net income                    $2,167                    $2,167
                                         =====                     =====
Pro forma net income per share          $  .13                    $  .13
                                         =====                     =====