Form 10-Q
period 1996-06-30
IDX SYSTEMS CORP
filed 1996-08-13
CIK 1001185

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                        Commission File Number 0-26816

                            IDX SYSTEMS CORPORATION
            (Exact name of registrant as specified in its charter)

          VERMONT                                       03-0222230
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                              Yes    X       No
                                     -

 Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                              Yes    X       No
                                     -

  The number of shares outstanding of the registrant's Common Stock, $.01 par value per share, as of August 7, 1996 was 20,897,347.



                   [Exhibit index begins on Page            ]

PART I.  FINANCIAL INFORMATION



                            IDX SYSTEMS CORPORATION
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Financial Statements:

        a)   Condensed consolidated balance sheets as of
             June 30, 1996 and December 31, 1995 (unaudited)               3

        b)   Condensed consolidated statements of income for
             the three months ended June 30, 1996 and 1995 (unaudited)     4

        c)   Condensed consolidated statements of cash flows
             for the six months ended June 30, 1996 and 1995 (unaudited)   5

        d)   Notes to condensed consolidated financial statements          6

ITEM 2.   Management's discussion and analysis of financial
          condition and results of operations                              7

PART II.  OTHER INFORMATION

ITEM 1.   Legal proceedings                                               16

ITEM 2.   Changes in securities                                           16

ITEM 3.   Defaults upon senior securities                                 16

ITEM 4.   Submission of matters to a vote of security holders             16

ITEM 5.   Other information                                               16

ITEM 6.   Exhibits and reports on Form 8-K                                16

SIGNATURES                                                                17

EXHIBIT INDEX                                                             18


PART I.  FINANCIAL INFORMATION


Item 1.    Interim Financial Statements

                            IDX SYSTEMS CORPORATION
                     Condensed Consolidated Balance Sheets
                                (in thousands)



                                               June 30,        December 31,
                                                 1996             1995
                                                 ----             ----
                                             (Unaudited)
ASSETS
Cash and cash equivalents                      $  15,617       $  33,262
Securities available-for-sale                     69,899          46,514
Accounts receivable, net                          34,898          28,013
Other current assets                               1,779           2,081
Deferred tax asset                                 1,275           1,535
                                               ---------       ---------
Total current assets                             123,468         111,405

Property and equipment, net                       17,093          16,221

Other assets                                         797             785
                                               ---------       ---------

Total assets                                   $ 141,358       $ 128,411
                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
 expenses                                      $  12,537       $  14,124
Deferred revenue                                   7,587           7,766
                                               ---------       ---------
Total current liabilities                         20,124          21,890

Long-term debt                                     2,700           2,907

Minority interest                                  1,514           1,182

Stockholders' equity                             117,020         102,432
                                               ---------       ---------

Total liabilities and
stockholders' equity                           $ 141,358       $ 128,411
                                               =========       =========

                            See accompanying notes.


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.



PART I.  FINANCIAL INFORMATION


Item 1.    Interim Financial Statements


                            IDX SYSTEMS CORPORATION
                  Condensed Consolidated Statements of Income
                   (in thousands, except per share amounts)

                                       Three Months Ended             Six Months Ended
                                            June 30                        June 30
                                       1996          1995             1996        1995
                                       ----          ----             ----        ----
                                           (Unaudited)                   (Unaudited)
REVENUES
Software license fees              $  13,810     $  11,862       $  26,238     $  20,966
Maintenance and service fees          17,734        15,729          34,514        29,949
Hardware sales                         7,538         5,853          15,675        11,774
                                   ---------     ---------       ---------     ---------
Total revenues                        39,082        33,444          76,427        62,689

OPERATING EXPENSES
Cost of license, maintenance
 and service fees                     13,205        12,855          25,984        24,783
Cost of hardware sales                 6,145         4,519          12,757         9,087
Selling, general, and
 administrative                        8,337         6,885          15,828        11,988
Research and development               5,912         5,058          11,698         9,347
                                   ---------     ---------       ---------     ---------
                                      33,599        29,317          66,267        55,205

Operating income                       5,483         4,127          10,160         7,484
Interest and other (income)
 expense                                (939)         (234)         (1,849)         (488)
                                   ---------     ---------       ---------     ---------
Income before income taxes             6,422         4,361          12,009         7,972
Income tax provision                   2,566           233           4,800           425
                                   ---------     ---------       ---------     ---------
Net income                         $   3,856     $   4,128       $   7,209     $   7,547
                                   =========     =========       =========     =========
Net income per share               $    0.18                     $    0.34
                                   =========                     =========
Historical income before income
 taxes                                           $   4,361                     $   7,972
Pro forma income taxes                               1,745                         3,189
                                                 ---------                     ---------
Pro forma net income                             $   2,616                     $   4,783
                                                 =========                     =========
Pro forma net income per share                   $    0.15                     $    0.28
                                                 =========                     =========
Average shares outstanding            21,420        17,439          21,351        17,439
                                   =========     =========       =========     =========

                            See accompanying notes.


Item 1.    Interim Financial Statements


                            IDX SYSTEMS CORPORATION
                Condensed Consolidated Statements of Cash Flows
                                (in thousands)


                                                       SIX MONTHS ENDED
                                                           JUNE 30
                                                     1996            1995
                                                     ----            ----
                                                          (unaudited)
OPERATING ACTIVITIES
Net income                                         $  7,209        $  7,547
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                        2,306           1,803
  Increase in allowance for doubtful accounts            54             283
  Minority interest                                     332             183
  Changes in operating assets and liabilities:
    Accounts receivable                              (6,904)         (7,241)
    Prepaid expenses                                    149             149
    Accounts payable                                    (55)          2,950
    Accrued expenses                                  2,171           3,647
    Deferred revenue                                   (179)          1,138
    Other, net                                          371             196
                                                   --------         -------
Net cash provided by operating activities             5,454          10,655

INVESTING ACTIVITIES
Purchase of property and equipment, net              (3,177)         (1,956)
Purchase of securities available-for-sale, net      (80,032)           (496)
Sale of securities available-for-sale                56,466             635
                                                   --------         -------
Net cash used in investing activities               (26,743)         (1,817)

FINANCING ACTIVITIES
Proceeds from sale of common stock                    3,851             982
S Corporation distribution                                           (1,979)
Distributions from affiliates                                          (225)
Issuance of notes receivable to related parties                           9
Repayment of advances to related parties                              1,161
Payments on long-term debt related to real estate      (207)           (387)
                                                   --------         -------
Net cash provided by (used in) financing
 activities                                           3,644            (439)
                                                   --------         -------
Increase (decrease) in cash and cash
 equivalents                                        (17,645)          8,399
Cash and cash equivalents at beginning of
 period                                              33,262           6,830
                                                   --------         -------
Cash and cash equivalents at end of period         $ 15,617         $15,229
                                                   ========         =======

                            See accompanying notes.

PART I. FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements

Note 1 - Interim Statement Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - Pro Forma Net Income and Net Income Per Share Information

Pro forma net income represents actual historical pre-tax earnings in 1995 less the tax provision which the Company would have recognized had it been taxed as a "C" Corporation in 1995. Prior to October 1, 1995, the Company was taxed as an "S" Corporation. Pro forma net income per share is computed using pro forma net income and the weighted average number of Common and dilutive Common Stock equivalent shares. Common Stock equivalents are attributable to stock options using the treasury stock method and, for the three-month and six-month periods ended June 30, 1995, include the weighted average estimated number of shares which was necessary to fund the payment of undistributed S Corporation earnings in excess of the previous twelve months net income. Common Stock and Common Stock equivalent shares issued during the twelve-month period prior to the effective date of the Company's initial public offering consummated on November 22, 1995 have been included in the calculation as if they were outstanding for the three-month and six-month periods ended June 30, 1995 using the treasury stock method. The initial public offering price was used in the determination of Common Stock equivalents for all periods presented up to the effective date of the initial public offering. After that date, the market prices of Common Stock were used for computing Common Stock equivalents. Primary and fully diluted pro forma net income per share are the same for the three-month and six-month periods ended June 30, 1995 and primary and fully diluted net income per share are the same for the three-month and six-month periods ended June 30, 1996.

Note 3 - Reclassifications

Certain amounts in 1995 have been reclassified to conform with current period presentations.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

REVENUES

The Company's total revenues increased to $39.1 million during the three months ended June 30, 1996 from $33.4 million in the corresponding period in 1995, an increase of $5.7 million or 16.9%. Revenues from software license fees increased to $13.8 million during the three months ended June 30, 1996 (35.3% of total revenues) from $11.9 million (35.5% of total revenues) in the corresponding period in 1995, an increase of $1.9 million or 16.4%. The increase was primarily due to an increase in installations of certain of the Company's software products from its Ambulatory Suite and Group Practice Management software. Revenues from maintenance and service fees increased to $17.7 million during the three months ended June 30, 1996 (45.4% of total revenues) from $15.7 million (47.0% of total revenues) in the corresponding period in 1995, an increase of $2.0 million or 12.7%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base. Hardware revenues increased to $7.6 million during the three months ended June 30, 1996 (19.3% of total revenues) from $5.8 million (17.5% of total revenues) in the corresponding period in 1995, an increase of $1.8 million or 28.8%. The increase in hardware revenues was principally due to shipments for new customer contracts and customers upgrading their hardware systems. The Company anticipates the level of hardware sales will vary considerably from period to period and not necessarily in a consistent relationship with other revenue.

COST OF LICENSE, MAINTENANCE AND SERVICE FEES

The cost of license, maintenance and service fees increased to $13.2 million during the three months ended June 30, 1996 from $12.8 million in the corresponding period in 1995, an increase of $0.4 million or 2.7%. The gross profit margin on license, maintenance and service fees increased to 58.1% during the three months ended June 30, 1996 from 53.4% in the corresponding period in 1995. The increase in profit margin was principally due to the Company reducing the number of installations performed by third party consultants, which reduced the cost of installations.

COST OF HARDWARE SALES

The cost of hardware sales increased to $6.1 million during the three months ended June 30, 1996 from $4.5 million in the corresponding period in 1995, an increase of $1.6 million or 36.0% The gross profit margin on hardware sales decreased to 18.5% of hardware revenues during the three months ended June 30, 1996, from 22.8% in the corresponding period in 1995. The decrease was principally due to pricing pressure on hardware in the marketplace.

PART I. FINANCIAL INFORMATION


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $8.4 million during the three months ended June 30, 1996 from $6.9 million in the corresponding period in 1995, an increase of $1.5 million or 21.1%. As a percentage of total revenues, selling, general and administrative expenses increased to 21.3% during the three months ended June 30, 1996 from 20.6% in the corresponding period in 1995. The increase in selling, general and administrative expenses during the three months ended June 30, 1996 was principally due to an increase in the Company's sales and marketing staff.

RESEARCH AND DEVELOPMENT

Research and development expenses increased to $5.9 million during the three months ended June 30, 1996 from $5.1 million in the corresponding period in 1995, an increase of $0.8 million or 16.9%. The increase was due to an increase in staff to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses remained unchanged at 15.1% during the three months ended June 30, 1996 compared to 15.1% in the corresponding period in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

REVENUES

The Company's total revenues increased to $76.4 million during the six months ended June 30, 1996 from $62.7 million in the corresponding period in 1995, an increase of $13.7 million or 21.9%. Revenues from software license fees increased to $26.2 million during the six months ended June 30, 1996 (34.3% of total revenues) from $21.0 million (33.4% of total revenues) in the corresponding period in 1995, an increase of $5.2 million or 25.1%. The increase was primarily due to an increase in installations of certain of the Company's software products from its Ambulatory Suite and Group Practice Management software. Revenues from maintenance and service fees increased to $34.5 million during the six months ended June 30, 1996 (45.2% of total revenues) from $29.9 million (47.8% of total revenues) in the corresponding period in 1995, an increase of $4.6 million or 15.2%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base. Hardware revenues increased to $15.7 million during the six months ended June 30, 1996 (20.5% of total revenues) from $11.8 million (18.8% of total revenues) in the corresponding period in 1995, an increase of $3.9 million or 33.1%. The increase in hardware revenues was principally due to new contracts and customers upgrading their hardware systems.

COST OF LICENSE, MAINTENANCE AND SERVICE FEES

The cost of license, maintenance and service fees increased to $26.0 million during the six months ended June 30, 1996 from $24.8 million in the corresponding period in 1995, an increase of $1.2 million or 4.8%. The gross profit margin on license, maintenance and service fees increased to 57.2% during the six months ended June 30, 1996 from 51.3% in the corresponding period in 1995. The increase in profit margin was principally due to the growth in software revenue without a corresponding increase in related costs due to the fixed nature of a significant portion of the Company's revenue-related costs.

PART I. FINANCIAL INFORMATION


COST OF HARDWARE SALES

The cost of hardware sales increased to $12.8 million during the six months ended June 30, 1996 from $9.1 million in the corresponding period in 1995, an increase of $3.7 million or 40.4% The gross profit margin on hardware sales decreased to 18.6% of hardware revenues during the six months ended June 30, 1996, from 22.8% in the corresponding period in 1995. The decrease was principally due to pricing pressure on hardware in the marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $15.8 million during the six months ended June 30, 1996 from $12.0 million in the corresponding period in 1995, an increase of $3.8 million or 32.0%. As a percentage of total revenues, selling, general and administrative expenses increased to 20.7% during the six months ended June 30, 1996 from 19.1% in the corresponding period in 1995. The majority of these additional expenses during the six months ended June 30, 1996 were due to an increase in the Company's sales and marketing staff over the same period in 1995.

RESEARCH AND DEVELOPMENT

Research and development expenses increased to $11.7 million during the six months ended June 30, 1996 from $9.3 million in the corresponding period in 1995, an increase of $2.4 million or 25.2%. The increase was due to an increase of staff to support the development of additional products. As a percentage of total revenues, research and development expenses increased to 15.3% during the six months ended June 30, 1996 from 14.9% in the corresponding period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1969, the Company has funded its operations, working capital needs and capital expenditures primarily from operations.

Cash flows from operations are principally comprised of net income and depreciation and are primarily affected by the net effect of the change in accounts receivable, deferred revenue, accounts payable and accrued expenses. Accounts receivable from customers have been collected consistently in the 65 to 85 day range.

Cash and cash equivalents at June 30, 1996 were $15.6 million, a decrease of $17.6 million from December 31, 1995. The majority of this decrease was due to the investment of excess funds along with the proceeds of from the Company's initial public offering of common stock which was consummated on November 22, 1995 in investment grade securities.

The Company has a revolving line of credit with a bank allowing the Company to borrow up to $2.0 million bearing interest at the prime rate. The were no borrowings as of June 30, 1996.

The Company has no significant commitments for capital expenditures at this time.

PART I. FINANCIAL INFORMATION


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

For purposes of financial statement presentations, the Company's financial statements reflect pro forma financial information for 1995 as if the Company had been taxed as a C corporation. For the quarter ended June 30, 1996, the Company provided for taxes at a rate of approximately 40% of pre-tax income.

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

The Company's revenues and operating results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations, and length of sales cycles and installation efforts. The timing of revenues from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction, the changing business plans of its customers, and general economic conditions. In addition, because revenue is recognized at various points during the installation process, the timing of revenue recognition varies considerably based on a number of factors, including availability of personnel, availability of client resources and complexity of the needs of the client organization. The Company's initial contact with a potential customer depends in significant part on the customer's decision to replace, expand or substantially modify its existing information systems, or modify or add business processes or lines of business. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes or lines of business, are major decisions for health care organizations. Accordingly, the sales cycle for the Company's systems is typically three to 18 months or more from initial contact to contract execution, and the installation cycle is typically three to 18 months or more from contract execution to completion of installation. During the sales cycle and the installation cycle, the Company expends substantial time, effort and funds preparing contract proposals, negotiating the contract and implementing the system. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems

PART I.  FINANCIAL INFORMATION

sales and installations can cause significant variations in operating results from quarter to quarter. The Company's future operating results may fluctuate as a result of these and other factors, such as customer purchasing patterns, and the timing of new product and service introductions and product upgrade releases.

The Company's revenues have historically followed seasonal patterns with a lower level of sales and installations occurring in the fiscal quarter ending September 30 and a greater level of sales and installations occurring in the fiscal quarter ending June 30 (formerly the fiscal year end of the Company).
The Company believes that such seasonal fluctuation is attributable to a number of factors, including the Company's former sales and installation compensation program, which was formerly based significantly on fiscal year sales and installation goals, and the vacation schedules of its clients. In 1995, the Company changed its fiscal year end from June 30 to December 31. The Company is not able to predict what impact, if any, the change will have on the seasonality of the Company's business. The Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. There can be no assurance that future seasonal and quarterly fluctuations will continue and will not have a material adverse effect on the Company's results of operations, financial condition or business.

As a developer of information systems, the Company must anticipate and adapt to evolving industry standards and new technological developments. The market for the Company's products is characterized by continued and rapid technological advances in both hardware and software development, requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements to existing products. The establishment of standards is largely a function of user acceptance. Therefore, such standards are subject to change. The Company's future success will depend in part upon its ability to enhance its existing products, to respond effectively to technology changes, to migrate its clients to new technologies, to sell additional products to its existing client base and to introduce new products and technologies to meet the evolving needs of its clients in the health care information systems market.
The Company is currently devoting significant resources toward the development of enhancements to its existing products and the migration of existing products to new hardware and software platforms. There can be no assurance that the Company will successfully complete the development of these products or this migration in a timely fashion or that the Company's current or future products will satisfy the needs of the health care information systems market. Further, there can be no assurance that products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.

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

PART I.  FINANCIAL INFORMATION


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

The success of the Company is dependent to a significant degree on its key management, sales and marketing, and technical personnel. The Company believes that its continued future success will also depend upon its ability to attract, motivate and retain highly skilled, managerial, sales and marketing, and technical personnel, including software programmers and systems architects skilled in the computer languages in which the Company's products operate. Competition for such personnel in the software and information services industries is intense. The loss of key

PART I.  FINANCIAL INFORMATION


personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on the Company's results of operations, financial condition or business. Although the Company has been successful to date in attracting and retaining skilled personnel, there can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products and to continue to grow and operate profitably.

The Company's success is dependent to a significant extent on its ability to maintain the confidentiality of the software incorporated in its current products and other products as they are released. The Company depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and various security measures to protect its proprietary rights in its products. The Company distributes its products under software license agreements which grant clients a nonexclusive license to the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. In addition, the Company attempts to protect its trade secretes and other proprietary information through agreements with employees and consultants. The Company also seeks to protect the source code of its products as an unpublished copyright work. There can be no assurance that the legal protections afforded to the Company or the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or services. Any infringement or misappropriation of the Company's proprietary software would disadvantage the Company in its efforts to retain and attract new clients in a highly competitive market and could cause the Company to lose revenue or incur substantial litigation expense. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future and that such claims will not have a material adverse effect on the Company's results of operations, financial condition or business.

The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. The Company's products are designed to function within the structure of the health care financing and reimbursement system currently being used in the United States. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. From time to time, certain proposals to reform the health care system have been considered by Congress. These proposals, if enacted, may increase government involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Health care organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and services. The Company cannot predict with any certainty what impact, if any, such proposals or health care reforms might have on its results of operations, financial condition or business.

PART I.  FINANCIAL INFORMATION


The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (i) register and list their products with FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the Company's results of operations, financial condition or business.

The Company intends to continue to grow in part through acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. The Company's ability to expand successfully through acquisitions or alliances depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively integrate and operate the acquired or aligned products, technologies or businesses. There is significant competition for acquisition and alliance opportunities in the health care information systems industry, which may intensify due to consolidation in the industry, thereby increasing the costs of capitalizing on such opportunities. The Company competes for acquisition and alliance opportunities with other companies that have significantly greater financial and management resources. There can be no assurance that the Company will be successful in acquiring or aligning with any complementary products, technologies or businesses; or, if acquired or aligned with, that the Company will be able to successfully integrate any such products, technologies or businesses into its current business and operations. The failure to successfully integrate any significant products, technologies or businesses could have a material adverse effect on the Company's results of operations, financial condition or business.

PART I.  FINANCIAL INFORMATION


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

PART II.  OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

           None.


Item 2.    CHANGES IN SECURITIES

           None.


Item 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On Monday, May 6, 1996, at the Annual Meeting of Stockholders of the Company, Messrs. Richard E. Tarrant, Paul L. Egerman and Larry D. Grandia were elected to serve for a term of three years as Class I Directors. The remaining terms of Henry M. Tufo, M.D., Stuart H. Altman, Ph.D., Steven M. Lash and Robert H. Hoehl continued after the meeting. The number of votes cast for each of Mssrs. Tarrant, Egerman and Grandia was 17,563,894; the number of votes cast against them was 0; and the number of abstentions and the broker non-votes as to each was 52,015 and 165, respectively. In addition, holders of 17,612,099 shares of the Common Stock of the Company voted to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the current fiscal year. Holders of 2,715 shares voted against ratifying such selection and 2,715 abstained from voting, with 165 broker non-votes.


Item 5.    OTHER INFORMATION

           None.

Item 6.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.

          (a) The exhibits filed as part of this Form 10-Q are listed on the
              Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

          (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

SIGNATURES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IDX SYSTEMS CORPORATION



Date:  August 13, 1996               By: /s/ John A. Kane
                                        _________________________________
                                         John A. Kane,
                                         Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)

EXHIBIT INDEX

Exhibit Index

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit No.    Description                                                Page
- -----------    ---------------                                            ----

11             Statement regarding computation of per share earnings for    19
               the three months ended June 30, 1996.

12             Statement regarding computation of per share earnings for    20
               the six months ended June 30, 1996.