Form 10-Q
period 1996-09-30
IDX SYSTEMS CORP
filed 1996-11-13
CIK 1001185

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

              --------------------------------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

              --------------------------------------------------

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

                              Yes    X       No
                                  -------       -------

 Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                              Yes    X       No
                                  -------       -------

  The number of shares outstanding of the registrant's Common Stock, $.01 par value per share, as of November 7, 1996 was 20,924,747.


================================================================================

                       [Exhibit index begins on Page 17]

                            IDX SYSTEMS CORPORATION
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Financial Statements:

         a)  Condensed consolidated balance sheets as of September 30, 1996 and
             December 31, 1995 (unaudited)                                                      3

         b)  Condensed consolidated statements of income for the three
             and nine months ended September 30, 1996 and 1995 (unaudited)                      4

         c)  Condensed consolidated statements of cash flows for the  nine months ended
             September 30, 1996 and 1995 (unaudited)                                            5

         d)  Notes to condensed consolidated financial statements                               6

ITEM 2.  Management's discussion and analysis of financial
         condition and results of operations                                                    7

PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings                                                                      15

ITEM 2.  Changes in securities                                                                  15

ITEM 3.  Defaults upon senior securities                                                        15

ITEM 4.  Submission of matters to a vote of security holders                                    15

ITEM 5.  Other information                                                                      15

ITEM 6.  Exhibits and reports on Form 8-K                                                       15

SIGNATURES                                                                                      16

EXHIBIT INDEX                                                                                   17

Item 1.    Interim Financial Statements

                            IDX SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                        SEPTEMBER 30,  DECEMBER 31,
                                            1996           1995
                                        -------------  ------------
                                          (UNAUDITED)
ASSETS
------
CASH AND SECURITIES                       $ 93,898       $ 79,776
ACCOUNTS RECEIVABLE, NET                    36,840         28,013
OTHER CURRENT ASSETS                         3,140          3,616
                                          --------       --------
TOTAL CURRENT ASSETS                       133,878        111,405

PROPERTY AND EQUIPMENT, NET                 16,562         16,221
OTHER ASSETS                                   798            785
                                          --------       --------

TOTAL ASSETS                              $151,238       $128,411
                                          ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
ACCOUNTS PAYABLE AND ACCRUED
 EXPENSES                                 $ 16,074       $ 14,124
DEFERRED REVENUE                            10,088          7,766
                                          --------       --------
TOTAL CURRENT LIABILITIES                   26,162         21,890

LONG-TERM DEBT                               2,700          2,907

MINORITY INTEREST                            1,622          1,182

STOCKHOLDERS' EQUITY                       120,754        102,432
                                          --------       --------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                      $151,238       $128,411
                                          ========       ========

                            See accompanying notes.

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

Item 1.    Interim Financial Statement

                            IDX SYSTEMS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                     1996             1995         1996          1995
                                                  ----------       ---------    ---------     ---------
                                                          (UNAUDITED)                  (UNAUDITED)
REVENUES
--------
SOFTWARE LICENSE FEES                               $11,888          $ 9,253       $ 38,126    $30,219
MAINTENANCE AND SERVICE FEES                         19,411           15,842         53,925     45,791
HARDWARE SALES                                        7,289            7,009         22,964     18,783
                                                    -------          -------       --------    -------
TOTAL REVENUES                                       38,588           32,104        115,015     94,793

OPERATING EXPENSES
------------------
COST OF LICENSE, MAINTENANCE
  AND SERVICE FEES                                   14,044           12,155         40,028     36,938
COST OF HARDWARE SALES                                5,306            5,459         18,063     14,546
SELLING, GENERAL, AND ADMIN                           8,552            6,216         24,380     18,204
RESEARCH AND DEVELOPMENT                              6,039            5,197         17,737     14,544
                                                    -------          -------       --------    -------
                                                     33,941           29,027        100,208     84,232

OPERATING INCOME                                      4,647            3,077         14,807     10,561
INTEREST AND OTHER
  (INCOME) EXPENSE                                   (1,074)            (450)        (2,923)      (938)
INCOME BEFORE INCOME TAXES                            5,721            3,527         17,730     11,499
INCOME TAX PROVISION                                  2,292              180          7,092        605
                                                    -------          -------       --------    -------
NET INCOME                                          $ 3,429          $ 3,347       $ 10,638    $10,894
                                                    =======          =======       ========    =======

NET INCOME PER SHARE                                  $0.16                           $0.50
                                                    =======                         =======

HISTORICAL INCOME BEFORE INCOME TAXES                                $ 3,527                   $11,499
PRO FORMA INCOME TAXES                                                 1,411                     4,600
                                                                     -------                   -------
PRO FORMA NET INCOME                                                 $ 2,116                   $ 6,899
                                                                     =======                   =======

PRO FORMA NET INCOME PER SHARE                                         $0.12                     $0.40
                                                                     =======                   =======

AVERAGE SHARES OUTSTANDING                           21,460           17,905         21,387     17,440

                            See accompanying notes.

Item 1.    Interim Financial Statement
                            IDX SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                       1996       1995
                                                     ---------  ---------
                                                         (UNAUDITED)
Operating Activities
Net income                                           $ 10,638   $ 10,894
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                          3,519      2,157
  Increase in allowance for doubtful accounts             125        310
  Minority interest                                       440        273
  Changes in operating assets and liabilities:
    Accounts receivable                                (7,601)   (10,440)
    Prepaid expenses                                      144       (352)
    Accounts payable                                    1,283         34
    Accrued expenses                                    4,150        240
    Deferred revenue                                    2,322      1,190
    Other, net                                           (896)       168
                                                     --------   --------
Net cash provided by operating activities              14,124      4,474

Investing Activities
Purchase of property and equipment, net                (3,860)    (2,707)
Purchase of securities available-for-sale, net        (98,579)      (362)
Sale of securities available-for-sale                  64,084        250
                                                     --------   --------
Net cash used in investing activities                 (38,355)    (2,819)

Financing Activities
Proceeds from sale of common stock                      4,066      4,037
S Corporation distribution                                        (1,979)
Distributions from affiliates                                       (225)
Repayment of notes receivable to related parties                    (249)
Proceeds from related parties                                        637
Payments on long-term debt related to real estate        (207)      (386)
                                                     --------   --------

Net cash provided by financing activities               3,859      1,835
                                                     --------   --------

Increase (decrease) in cash and cash equivalents      (20,372)     3,490

Cash and cash equivalents at beginning of period       33,262      6,830
                                                     --------   --------

Cash and cash equivalents at end of period           $ 12,890   $ 10,320
                                                     ========   ========

                            See accompanying notes.

Notes to Condensed Consolidated Financial Statements

Note 1 - Interim Statement Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - Pro Forma Net Income and Net Income Per Share Information

Pro forma net income represents actual historical pre-tax earnings in 1995 less the tax provision which the Company would have recognized had it been taxed as a "C" Corporation in 1995. Prior to October 1, 1995, the Company was taxed as an "S" Corporation. Pro forma net income per share is computed using pro forma net income and the weighted average number of Common and dilutive Common Stock equivalent shares. Common Stock equivalents are attributable to stock options using the treasury stock method and, for the three-month and nine-month periods ended September 30, 1995, include the weighted average estimated number of shares which was necessary to fund the payment of undistributed S Corporation earnings in excess of the previous twelve months net income. Common Stock and Common Stock equivalent shares issued during the twelve-month period prior to the effective date of the Company's initial public offering consummated on November 22, 1995 have been included in the calculation as if they were outstanding for the three-month and nine-month periods ended September 30, 1995 using the treasury stock method. The initial public offering price was used in the determination of Common Stock equivalents for all periods presented up to the effective date of the initial public offering. After that date, the market prices of Common Stock were used for computing Common Stock equivalents.
Primary and fully diluted pro forma net income per share are the same for the three-month and nine-month periods ended September 30, 1995 and primary and fully diluted net income per share are the same for the three-month and nine-month periods ended September 30, 1996.

Note 3 - Reclassifications

Certain amounts in 1995 have been reclassified to conform with current period presentations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

The Company's total revenues increased to $38.6 million during the three months ended September 30, 1996 from $32.1 million in the corresponding period in 1995, an increase of $6.5 million or 20.2%. Revenues from software license fees increased to $11.9 million during the three months ended September 30, 1996 (30.8% of total revenues) from $9.3 million (28.9% of total revenues) in the corresponding period in 1995, an increase of $2.6 million or 28.5%. The increase was primarily due to an increase in installations of certain of the Company's software products from its Ambulatory Suite. Revenues from maintenance and service fees increased to $19.4 million during the three months ended September 30, 1996 (50.3% of total revenues) from $15.8 million (49.3% of total revenues) in the corresponding period in 1995, an increase of $3.6 million or 22.5%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base. Hardware revenues increased to $7.3 million during the three months ended September 30, 1996 (18.9% of total revenues) from $7.0 million (21.8% of total revenues) in the corresponding period in 1995, an increase of $.3 million or 4.0%. The increase in hardware revenues was principally due to shipments for new customer contracts and customers upgrading their hardware systems. The Company anticipates the level of hardware sales will vary considerably from period to period and not necessarily in a consistent relationship with other revenue.

COST OF LICENSE, MAINTENANCE AND SERVICE FEES

The cost of license, maintenance and service fees increased to $14.0 million during the three months ended September 30, 1996 from $12.1 million in the corresponding period in 1995, an increase of $1.9 million or 15.5%. The gross profit margin on license, maintenance and service fees increased to 27.7% during the three months ended September 30, 1996 from 23.3% in the corresponding period in 1995. The increase in profit margin was principally due to the continued growth in maintenance and installation revenue without a corresponding increase in associated service expenses.

COST OF HARDWARE SALES

The cost of hardware sales decreased to $5.3 million during the three months ended September 30, 1996 from $5.5 million in the corresponding period in 1995, a decrease of $.2 million or 2.8%. The gross profit margin on hardware sales increased to 27.2% of hardware revenues during the three months ended September 30, 1996, from 22.1% in the corresponding period in 1995.

The increase was principally due to the sale of higher margin hardware configurations and hardware operating systems during the quarter ended September 30, 1996. This gross profit margin trend is not anticipated to continue in the future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $8.5 million during the three months ended September 30, 1996 from $6.2 million in the corresponding period in 1995, an increase of $2.3 million or 37.6%. As a percentage of total revenues, selling, general and administrative expenses increased to 22.2% during the three months ended September 30, 1996 from 19.4% in the corresponding period in 1995. The increase in selling, general and administrative expenses during the three months ended September 30, 1996 was principally due to an increase in the Company's sales and marketing staff.

RESEARCH AND DEVELOPMENT

Research and development expenses increased to $6.0 million during the three months ended September 30, 1996 from $5.2 million in the corresponding period in 1995, an increase of $0.8 million or 16.2%. The increase was due to an increase in staff to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses decreased to 15.6% during the three months ended September 30, 1996 compared to 16.2% in the corresponding period in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES

The Company's total revenues increased to $115.0 million during the nine months ended September 30, 1996 from $94.8 million in the corresponding period in 1995, an increase of $20.2 million or 21.3%. Revenues from software license fees increased to $38.1 million during the nine months ended September 30, 1996 (33.1% of total revenues) from $30.2 million (31.9% of total revenues) in the corresponding period in 1995, an increase of $7.9 million or 26.2%. The increase was primarily due to an increase in installations of certain of the Company's software products from its Ambulatory Suite. Revenues from maintenance and service fees increased to $53.9 million during the nine months ended September 30, 1996 (46.9% of total revenues) from $45.8 million (48.3% of total revenues) in the corresponding period in 1995, an increase of $8.1 million or 17.8%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base. Hardware revenues increased to $23.0 million during the nine months ended September 30, 1996 (20.0% of total revenues) from $18.8 million (19.8% of total revenues) in the corresponding period in 1995, an increase of $4.2 million or 22.3%. The increase in hardware revenues was principally due to new contracts and customers upgrading their hardware systems.

COST OF LICENSE, MAINTENANCE AND SERVICE FEES

The cost of license, maintenance and service fees increased to $40.0 million during the nine months ended September 30, 1996 from $36.9 million in the corresponding period in 1995, an

PART I. FINANCIAL INFORMATION

increase of $3.1 million or 8.4%. The gross profit margin on license, maintenance and service fees increased to 25.8% during the nine months ended September 30, 1996 from 19.3% in the corresponding period in 1995. The increase in profit margin was principally due to the continued growth in maintenance and installation revenue without a corresponding increase in associated services expenses.

COST OF HARDWARE SALES

The cost of hardware sales increased to $18.1 million during the nine months ended September 30, 1996 from $14.6 million in the corresponding period in 1995, an increase of $3.5 million or 24.2% The gross profit margin on hardware sales decreased to 21.3% of hardware revenues during the nine months ended September 30, 1996, from 22.6% in the corresponding period in 1995. The decrease was principally due to pricing pressure on hardware in the marketplace.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to $24.4 million during the nine months ended September 30, 1996 from $18.2 million in the corresponding period in 1995, an increase of $6.2 million or 33.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 21.2% during the nine months ended September 30, 1996 from 19.2% in the corresponding period in 1995. The majority of these additional expenses during the nine months ended September 30, 1996 were due to an increase in the Company's sales and marketing staff over the same period in 1995.

RESEARCH AND DEVELOPMENT

Research and development expenses increased to $17.7 million during the nine months ended September 30, 1996 from $14.5 million in the corresponding period in 1995, an increase of $3.2 million or 22.0%. The increase was due to an increase of staff to support the development of additional products. As a percentage of total revenues, research and development expenses increased to 15.4% during the nine months ended September 30, 1996 from 15.3% in the corresponding period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1969, the Company has funded its operations, working capital needs and capital expenditures primarily from operations.

Cash flows from operations are principally comprised of net income and depreciation and are primarily affected by the net effect of the change in accounts receivable, deferred revenue, accounts payable and accrued expenses. Accounts receivable from customers have been collected consistently in the 65 to 87 day range.

Cash and cash equivalents at September 30, 1996 were $12.9 million, a decrease of $20.3 million from December 31, 1995. The majority of this decrease was due to the investment of excess funds along with the proceeds from the Company's initial public offering of common stock, which was consummated on November 22, 1995 in investment grade securities.

PART I. FINANCIAL INFORMATION


The Company has a revolving line of credit with a bank allowing the Company to borrow up to $2.0 million bearing interest at the prime rate. There were no borrowings as of September 30, 1996.

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

For purposes of financial statement presentations, the Company's financial statements reflect pro forma financial information for 1995 as if the Company had been taxed as a C corporation. For the quarter ended September 30, 1996, the Company provided for taxes at a rate of approximately 40% of pre-tax income.

FACTORS AFFECTING FUTURE RESULTS

Statements in this report, and other reports, proxy statements and other communications to stockholders, as well as oral statements made by the Company's officers or its agents which express "belief," "anticipation," "intention," or "expectation," as well as other statements which are not historical fact, and statements as to the Company's future revenues, operating income, earnings per share, or plans and objectives of management, including plans or objectives relating to products or services of the Company, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties described below. There are a number of factors of which the Company is aware that may cause the Company's actual results to vary materially from those forecast or projected in any such forward-looking statement. The following are certain, but not necessarily all, of the factors which the management of the Company presently believes could cause the Company's actual operating results to be materially less than forecast or projected in any forward-looking statement.

The Company's revenues and operating results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations, and length of sales cycles and installation efforts. The timing of revenues from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction, the changing business plans of the customer, the effectiveness of customer's management, and general economic conditions. In addition, because revenue is recognized at various points during the installation process, the timing of revenue recognition varies considerably based on a number of factors, including availability of personnel, availability of the customer's resources and complexity of the needs of the customer's organization. The Company's initial contact with a potential customer depends in significant part on the customer's

PART I. FINANCIAL INFORMATION


decision to replace, expand or substantially modify its existing information systems, or modify or add business processes or lines of business. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes or lines of business, are major decisions for health care organizations. Accordingly, the sales cycle for the Company's systems is typically three to 18 months or more from initial contact to contract execution, and the installation cycle is typically three to 18 months or more from contract execution to completion of installation. During the sales cycle and the installation cycle, the Company expends substantial time, effort and funds preparing contract proposals, negotiating the contract and implementing the system. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales and installations can cause significant variations in operating results from quarter to quarter. The Company's future operating results may fluctuate as a result of these and other factors, such as customer purchasing patterns, and the timing of new product and service introductions and product upgrade releases.

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

Market prices for securities of companies such as the Company are highly volatile. Factors such as announcements of technological innovations or new products or services by the Company or its competitors, proprietary rights developments, and market conditions for health care or technology stocks in general, could have a significant impact on the future market price of the Company's Common Stock.

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

PART I. FINANCIAL INFORMATION

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

PART I. FINANCIAL INFORMATION


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

The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (i) register and list their products with FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the Company's results of operations, financial condition or business.

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

PART I. FINANCIAL INFORMATION

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

          (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period by this report.

SIGNATURES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IDX SYSTEMS CORPORATION



Date:  November 13, 1996                 By: /s/ John A. Kane
                                            -------------------------------
                                         John A. Kane,
                                         Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)

EXHIBIT INDEX

Exhibit Index

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.    Description                                                Page
-------------  -----------                                                ----

11             Statement regarding computation of per share earnings for    18
               the three months ended September 30, 1996.

12             Statement regarding computation of per share earnings for    19
               the nine months ended September 30, 1996.

27             Financial Data Schedule