Form 10-K405
period 1996-12-31
IDX SYSTEMS CORP
filed 1997-03-31
CIK 1001185

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

FOR THE YEAR ENDED DECEMBER 31, 1996                COMMISSION FILE NO. 0-26816

                               ----------------

                            IDX SYSTEMS CORPORATION

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               VERMONT                                 03-0222230
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION                  IDENTIFICATION NO.)

      1400 SHELBURNE ROAD, P.O. BOX 1070, SOUTH BURLINGTON, VERMONT 05403
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                               ----------------

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (802) 862-1022

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS
                         Common Stock, $.01 par value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

  The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $187,207,219 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on January 15, 1997.

  Number of shares outstanding of the registrant's class of Common Stock as of January 15, 1997: 20,995,260.

  Documents incorporated by reference:
  Proxy Statement for the 1996 Annual Meeting of Stockholders--Part II and
  Part III

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

 Overview

  IDX Systems Corporation (the "Company" or "IDX") is a leading provider of health care information systems to physician groups in the United States. The Company's integrated patient registration, billing, scheduling, managed care and other software products enable health care organizations to redesign patient care and other workflow processes in order to improve efficiency and quality. IDX's systems meet the multi-site, multi-function needs of ambulatory providers such as physician groups and hospital outpatient departments, as well as the multi-entity needs of integrated delivery networks ("IDNs"), which are composed of physician groups, hospitals and managed care organizations. The Company's systems are used by, or are under contract to be used by, more than 76,000 physicians and are installed at approximately 1,000 client sites including approximately 190 large physician group practices, those generally with 75 or more physicians, approximately 675 physician practices which have less than 75 physicians, over 100 hospitals and a growing number of IDNs.

  The Company was incorporated in Vermont on June 2, 1969. The Company's executive offices are located at 1400 Shelburne Road, South Burlington, Vermont 05403 and its telephone number is (802) 862-1022.

 Industry Background

  Health care costs in the United States have risen dramatically over the past two decades relative to the overall rate of inflation. Broad pressures to reduce costs without sacrificing the quality of care have caused significant changes in the health care industry. While reimbursement for health care has historically been based on a fee-for-service model of payment, managed care organizations and other payors are increasingly utilizing alternative reimbursement models, including fixed fee and capitation, that shift the financial risk of delivering health care from payors to both physicians and institutional providers. Pressures to control costs have also contributed to the movement of care from more expensive inpatient settings, such as hospitals, to ambulatory settings. Today, ambulatory care providers, particularly physician groups, deliver the majority of health care services, bear an increasing share of the financial risk and control a substantial portion of total health care resources.

  In order to compete in the changing health care environment, individual physicians, physician groups and other ambulatory care providers are increasingly joining and affiliating with other physicians, managed care organizations, hospitals and other enterprises to form larger health care organizations such as IDNs. These organizations are designed to manage the continuum of health care services for population groups across both inpatient and ambulatory settings, while achieving improved quality and reduced costs for patients and members. In the emerging managed care environment, IDNs are increasingly entering into contracts which often define the terms under which care is administered and may fix the amount of payment for each covered life. To operate effectively, IDNs must organize their businesses to efficiently manage patient care and other workflow processes which may extend across multiple care locations and business entities.

  To compete under the constraints of managed care, while maintaining the quality of care, health care organizations have placed increasing demands on their information systems. Initially, these organizations required financially oriented systems which focused on reducing costs by automating certain financial and administrative functions. As it became necessary to manage patient flow processes and not just individual tasks, the need arose to exchange information stored in disparate systems through computer-to-computer interfaces. However, due to the limitations of such interfaces and the complexities of these larger organizations, IDNs and physician groups began to require fully-integrated systems that seamlessly integrate their enterprise. Such information systems must enable the implementation of enterprise-wide patient flow processes that create a longitudinal record of administrative, financial and clinical information from multiple entities, while focusing on the physician as the primary care giver. In addition, large health care organizations increasingly require information systems that can deliver high-performance computing in environments with thousands of concurrent computer users.

  Existing hospital-based systems, which are designed primarily for administrators in single site locations, do not fully meet these needs, nor do systems designed for individual physicians and small group practices, because they can neither accommodate high-volume computing environments nor operate across multiple locations and entities. As the health care industry continues to evolve, physician groups and IDNs will also increasingly require systems that compile structured clinical information from multiple sources and enable measurement of outcomes and management of clinical processes. Such systems must be integrated with financial and administrative information systems in order to maintain patient flow, while achieving the goals of reducing costs and improving quality of care.

  As a primary controller of resources, physician group practices will most likely be early adopters of this new technology. The Company believes that physician-based systems which have demonstrated the ability to meet the growing requirements of a variety of large stand-alone and integrated health care organizations are best positioned to succeed in this emerging environment. The Company also believes that physicians, given their roles as primary care providers, will become increasingly important in the selection and design of health care information systems.

  The health care information systems market is highly fragmented, with over 1,300 vendors. It is estimated that the market, worth an estimated $8.7 billion in 1995 could grow by as much as 15% per year and could exceed $15.0 billion by the year 2000. Vendors who will survive in this competitive and evolving environment are those that have the proven ability and the resources to respond to the needs of the marketplace. Health care organizations will be transitioning to new platforms and newer technologies in a migration over time toward the implementation of enterprise-wide, patient-centered computing systems leading to the computerized medical record. These organizations cannot afford significant downtime or re-education, or the risk of choosing a system which has not proven its ability to handle high volume transaction processing with continuous dependability. The Company believes that successful vendors in this market will have a large existing client base and offer the high quality, fully integrated products and value-added services needed to expand and support clients throughout this evolution process.

 Strategy

  IDX seeks to maximize value for its clients by delivering information systems that are designed to improve the quality and reduce the cost of health care delivery. The Company's strategy is to build on its success as a leading ambulatory systems vendor and its experience with emerging IDNs to become a leading provider of complete information systems solutions for health care organizations.

    Key elements of the Company's strategy are to:

    INCREASE PENETRATION OF IDNS THROUGH LARGE PHYSICIAN GROUP
  RELATIONSHIPS. IDX believes that its existing client base of over 190 large group practices comprised of over 62,000 physicians will play a significant role in the formation and management of IDNs. As a result of these relationships and the ambulatory orientation and multi-site capability of its products, the Company anticipates that significant opportunities will exist to sell its products, particularly its enterprise products, to IDNs and their component organizations.

    CAPITALIZE ON GROWTH OF GROUP PRACTICE MARKET. The number of physicians practicing medicine in a group setting has increased significantly in recent years. The Company believes the number and size of such groups will continue to grow as economic pressures drive physicians to affiliate with or form new larger group practices. IDX believes its position as a leading provider of integrated information solutions to physician groups, particularly those with 75 or more physicians, and its proven ability to meet their needs will allow the Company to capitalize on the continued growth of the group practice market.

    CROSS-SELL PRODUCTS AND SERVICES INTO EXISTING CLIENT BASE. IDX believes significant opportunities exist to cross-sell current products and professional services as well as products under development to its existing client base of approximately 700 physician practices, consisting of approximately 76,000 physicians. In addition to selling to clients products that enhance currently installed ambulatory applications, IDX actively markets the IDXtendR(TM) Clinical Management System, and OutReach(TM). OutReach is a web-based companion module to the ambulatory and care management systems. It is targeted at current IDX customers with Intranet or Extranet connections as well as customers who want to provide current IDX products to new users at loosely affiliated sites. IDX actively markets professional and technical services to clients as they form IDNs

    DEVELOP PRODUCT SUITES THAT AUTOMATE PROCESSES AND ELIMINATE DEPARTMENTAL BOUNDARIES. The workflow automation tools are packaged to meet specific site requirements of group practices, MSOs, health plans, hospitals, and IDNs. The packaging is called IDXtendR @ the Site Series(TM) and includes IDXtendR @ the Group Practice (Series 2000); IDXtendR @ the MSO (Series
  3000); IDXtendR @ the Health Plan (Series 4000); IDXtendR @ the Hospital (Series 5000); and IDXtendR @ the IDN (Series 6000). The @ the Site Series includes core modules, optional modules, and complementary products. For both existing and new clients, these product packages enable an organization to purchase a pre-configured set of functions with a defined installation methodology.

    EXPAND PROFESSIONAL AND TECHNICAL SERVICE OFFERINGS. IDX possesses the healthcare information systems expertise desired by the growing number of larger and more sophisticated healthcare organizations as they reengineer healthcare delivery processes and implement information systems to support these processes. The Company has recently formed The Huntington Group, a unit of IDX devoted to providing information technology solutions to healthcare organizations. The Huntington Group will provide process redesign, organizational change management, outsourcing, and systems integration services to IDX customers. The Company also provides additional professional and technical services such as information systems planning, contract programming, and project management to assist these organizations. The Company's recently formed alliances with US Servis, for business office outsourcing, and Daou Systems, for network design and implementation, expand IDX's current professional and technical service offerings. The Company markets professional and technical services primarily to organizations that currently use information systems products of the Company.

    MIGRATE CLIENTS TO PROVEN TECHNOLOGIES. In order to reduce the risks associated with changing technologies, IDX adapts its products to technical platforms only when these platforms are proven to perform reliably in high volume environments. The Company's graphical user interface facilitates the transition of clients to new technologies by creating a consistent look and feel for the end user despite changes in the underlying business logic and data base layers. The Company anticipates that it will eventually migrate its clients to a three-tier client/server architecture utilizing the C++ programming language, relational data bases and object oriented technology. The addition of the web-based OutReach software and thin client deployment strategy provides a significant cost-saving alternative for organizations interested in connecting remote users. The Company will continue to transition its clients gradually to newer technologies in order to protect their systems investments and minimize operational disruption.

    ESTABLISH PARTNERSHIPS TO SUPPLEMENT IDX OFFERINGS. The Company has been enhancing its product offerings through strategic alliances with vendors developing complementary products. The complementary products and services currently offered include integrated credit card transaction processing; point-of-service access to eligibility, referral, and enrollment data; integrated patient communication systems and billing office outsourcing. In addition to increasing the range of products and services available to IDX customers, these alliances provide recurring revenue opportunities for the Company.

 Products

  IDX's integrated software products enable the redesign of patient care and other work flow processes by providing computer-based tools to capture, access and manage information within health care organizations and throughout IDNs. Recently, IDX introduced IDXtendR, a relational, scalable product line that leverages advanced client server architecture and web-based technology to facilitate the flow of patient data in healthcare settings. IDXtendR is built on IDX's three proven product suites--the Ambulatory Suite focusing on the needs of physician offices and MSOs; the Care Management Suite, an object-oriented system for physician-centered care management and clinical documentation; and the Enterprise Suite for connecting hospitals and other provider sites throughout the delivery network. IDXtendR adds relational reporting and analysis capabilities as well as OutReach that provides web-browser access to patient data residing in an IDX database. The IDXtendR product line is packaged as the IDXtendR @ the Site Series to meet the specific site requirements of group practices, MSOs, health plans, hospitals, and IDNs. The following sets forth a description of the IDXtendR product line.

                                 IDX PRODUCTS

 Ambulatory Products

  IDXTENDR @ THE GROUP PRACTICE automates the patient encounter for group practices of all sizes. IDXTENDR @ THE MSO supports multiple business entities and multiple reimbursement arrangements for management service organizations. Key functions of these products are described in the table below:

             PRODUCT                               DESCRIPTION
             -------                               -----------
 Patient Registration             Tracks patient registration and insurance
  (REG)                           information and facilitates the printing of
                                  form letters and reports
 Billing and Accounts Receivable  Integrates billing and receivables management
  (BAR)                           with comprehensive analysis and reporting for
                                  single and multiple physician group practice
                                  entities
 Patient Scheduling               Schedules patients, providers and resources
  (SCHED)                         in an ambulatory setting and facilities
                                  reporting of statistical data
 Managed Care Applications        Automates capitation/risk management, claims
  (MCA)                           adjudication, enrollment, premium billing,
                                  referral tracking and utilization review
 Group Practice Management System A turnkey integrated financial and
  (GPMS)                          administrative system for midsize physician
                                  practices, management services organizations
                                  and physician hospital organizations

  IDXTENDR @ THE HEALTH PLAN provides a comprehensive managed care system for a wide spectrum of managed care organizations and provider groups that are managing risk. Its key functions are described in the table below:

             PRODUCT                               DESCRIPTION
             -------                               -----------
 Enrollment                       Maintains member registration, demographic,
                                  and financial data and automatically applies
                                  benefits as defined in the member's plan
 Utilization Management           Provides a comprehensive referrals system
                                  with authorization tracking, concurrent
                                  review, pre-certification, length-of-stay
                                  assignment, and provider selection
 Case Management                  Provides case identification, care plan
                                  tracking, cost simulation, form letters, and
                                  linking of service records
 Claims                           Adjudicates and processes claims and
                                  statistical encounters
 Premium Billing                  Provides billing for employer groups and
                                  self-pay members, and manages receivables
 Capitation and Risk Management   Provides flexible risk management (fund
                                  accounting), tracking, and reporting
 Customer Service                 Provides issue tracking, responsibility
                                  assignment, workflow management with
                                  automatic ticklers, and letter production

 Enterprise Products

  IDXTENDR @ THE HOSPITAL automates the acute care episode with ADT, visit management and patient accounting modules. Its key functions are described in the table below:

                PRODUCT                              DESCRIPTION
                -------                              -----------
 Enrollment                            Maintains member registration,
                                       demographic, and financial data and
                                       automatically applies benefits as
                                       defined in the member's plan
 Admissions, Discharge, Transfer (ADT) Reports information related to patient
  and Visit Management                 registration, admission (both inpatient
                                       and outpatient), bed management and
                                       insurance management
 Hospital Patient Accounting (HPA)     Patient billing, collection and
                                       insurance management system that tracks
                                       a patient from initial registration
                                       through resolution of payment

  IDXTENDR @ THE IDN extends the functions of the Company's group practice, MSO, health plan and hospital products to the enterprise. Its key functions are described in the table below:

               PRODUCT                               DESCRIPTION
               -------                               -----------
 Enterprise-Wide Patient              An enterprise-wide repository and master
  Management System (EPMS)            patient index to track patient and member
                                      registration information and visit
                                      histories across multiple locations
 Enterprise-Wide Scheduling System    Under development; designed to provide
  (EWS)                               enterprise-wide patient, provider and
                                      resource scheduling
 Enterprise-Wide Managed Care         Under development; designed to manage
  (EMC)                               enrollment, eligibility and capitated and
                                      packaged pricing contracts across the
                                      enterprise
 Enterprise-Wide Financial Management Under development; designed to provide
  (EFM)                               financial inquiry, copay collection and
                                      single-statement billing for the entire
                                      delivery network

 Care Management Products

  IDXTENDR CLINICAL MANAGEMENT SYSTEM (CMS) provides access to clinical data and medical knowledge at the point of care and automates routine physician tasks principally for large physician groups. The CMS product may be purchased to work in conjunction with the IDXtendR @ the Group Practice, IDXtendR @ the MSO, and IDXtendR @ the Health Plan. Key functions of the Care Management
Products are described in the table below:

               PRODUCT                               DESCRIPTION
               -------                               -----------
 Clinical Management System           Designed to empower the clinician to
  (CMS)                               manage the care process and document the
                                      clinical encounter by providing a patient
                                      record, access to a structured medical
                                      knowledge database that supports
                                      protocols and outcomes management.

  The radiology and imaging systems products include IDXRAD, IDXVIEW and the ENTERPRISE MEDICAL IMAGE MANAGEMENT SYSTEM (EMIMS). These products automate the clinical and administrative functions of the radiology department and facilitate the distribution of images throughout the enterprise. Key functions of the Company's radiology and imaging systems products are described in the table below:

          PRODUCT                              DESCRIPTION
          -------                              -----------
 IDXrad                    Maintains a radiology department's clinical,
                           demographic, administrative, billing, scheduling
                           and film information
 IDXview                   Provides image and information tools by displaying
                           images and corresponding reports on one workstation
 EMIMS                     Extends the availability of images and diagnostic
                           reports from departmental systems to points
                           throughout the enterprise

 Extension Architecture

  THE EXTENSION ARCHITECTURE provides the technical framework for designing and implementing IDX Systems. Its key functions are described in the table below:

           PRODUCT                               DESCRIPTION
           -------                               -----------
 Data Base Management System Data dictionary, screen generator and SQL report
  (DBMS)                     writer for most IDX applications
 Electronic Data Interchange Automates the computer-to-computer exchange of
  (EDI)                      claims submittals and remittances
 Data Warehouse              Designed to provide a data repository, enterprise-
                             wide information analysis, utilization and HEDIS
                             reporting using a relational data base
 Relate R                    Under development; a multi-dimensional tool OLAP
                             decision support tool to support relational report
                             writing and data analysis
 Health Data Model           Provides a comprehensive object model of the
                             entire healthcare industry designed around
                             organizations and people and the roles they play

 Ambulatory Products

  IDXTENDR @ THE GROUP PRACTICE and IDXTENDR @ THE MSO provide back office automation of business operations as well as "front desk" and "checkout" functionality that facilitates the patient flow process in an efficient and cost effective manner. The tight integration of products such as Billing and Accounts Receivable, Patient Scheduling and Managed Care Applications allows physician group practices, health maintenance organizations ("HMOs"), management services organizations ("MSOs") and physician-hospital organizations ("PHOs") to redesign patient care and other workflow processes by empowering single users to perform multiple functions. For example, a patient "checking out" of the physician's office could be rescheduled for a future visit, authorized for a referral, informed of a required co-payment and/or be admitted to the hospital all at one sitting by a single user of an IDX system. Since products within the Company's software suites are tailored to meet client specifications, pricing is addressed on a contract-by-contract basis. The factors which influence pricing are the number and type of products ordered and the number of users of the software. Base software license fees (excluding installation and user add-ons) for individual products within the Ambulatory suite range from $100,000 to $300,000. For customers that purchase the entire Ambulatory suite of products, license fees range from $450,000 to $1,800,000.

  IDXTENDR @ THE GROUP PRACTICE--MODEL 2010 (formerly known as Group Practice Management System) is a medical office management system installed in over 650 physician offices that enables midsize group practices, MSOs and PHOs to manage billing, accounts receivable, report generation, appointment scheduling, chart tracking and clinical functions such as storage and retrieval of physician transcription, referral information and basic clinical data. The base software license fees can vary significantly based primarily on number of users or physicians, and given the applicability of the product to physician groups of many sizes, software license fees can range from $40,000 to $600,000.

 Care Management Products

  The IDXTENDR CLINICAL MANAGEMENT SYSTEM, targeted at midsize and large physician groups and IDNs, which is designed to automate the patient record and document the clinical encounter, thereby enabling IDX's clients to support clinical processes involved in the delivery, measurement and improvement of care, including practice protocols, rules and reminders, and medical records imaging. Since CMS is designed to be used as part of the patient care process, it is expected to save physician time and improve the quality of patient care. CMS is designed to provide a computerized patient record with physician notes, medical history, problem lists and other essential information to create a lifetime record of patient information within an IDN. In addition, CMS will create a research data base to provide treatment data to health care organizations that will assist them in negotiating managed care contracts and improving outcomes. CMS will be integrated with IDX's and other vendor's systems so that access to patient demographics, scheduling and managed care information will become an intrinsic part of the physician's clinical tools. The base software license fees for CMS range from $150,000 to $1,250,000.

  In 1996, IDX introduced and implemented the web-based OUTREACH software . Using a web-browser with an Internet or Intranet connection to the OutReach server, patient data residing in IDXtendR is accessible via the web. This is an optional module to the IDXtendR @ the Site Series and the IDXtendR Clinical Management System and is targeted to IDX customer sites that want to extend IDX functions to affiliated provider sites. OutReach is available to IDX sites with Billing, Scheduling, Managed Care or the IDXtendR Clinical Management System. The base software fees for OutReach range from 135,000 to several million. Pricing for OutReach is $135,000 to $400,000 for 0 to 100 users.

  IDXRAD maintains and manages a radiology department's clinical, demographic, administrative, billing, scheduling and film management information. IDXrad locates films, processes diagnostic reports, and generates patient correspondence for follow-up purposes. IDXrad automates departmental processes, including appointment and resource scheduling, charge capture, patient tracking and equipment maintenance. The base software license fees for IDXrad range from $100,000 to $400,000.

  IDXVIEW is a medical imaging system codeveloped by the Company and Brigham and Women's Hospital in Boston, Massachusetts. The IDXview solution provides multiple-site, simultaneous access to images, virtually eliminating lost films and delayed reporting to physicians. IDXview is distinguished in the marketplace by its integration with IDXrad, a comprehensive radiology information system. The integration automatically links digital images to patient demographics as well as exam histories, previous studies, and diagnostic reporting. The Company recently received 510(k) clearance from the Food and Drug Administration that allows the Company to market and sell the product as a medical device. The base software license fees for IDXview range from $150,000 to $500,000.

  The ENTERPRISE MEDICAL IMAGE MANAGEMENT SYSTEM (EMIMS) extends the availability of images and diagnostic reports from departmental systems to points throughout the enterprise. EMIMS combines the capabilities of IDXview and IDXrad with EPMS, IDX's master patient index to aggregate studies across the delivery system. Core functions of EMIMS are available today with IDXview and the Bi-Directional Modality Link that automatically downloads demographic data and exam information to modalities such as CT, ultrasound, and MRI scanners and retains study status information to IDXrad. Pricing for EMIMS varies according to the configuration of IDX products and modalities that are packaged together for the site.

 Enterprise Products

  The Company's ADMISSIONS, DISCHARGE, TRANSFER AND VISIT MANAGEMENT product provides the ability to manage patient and bed utilization from the time of hospital admission until discharge. It provides census reports and benefit coverage management and can be seamlessly integrated with the Company's Enterprise-Wide Patient Management System so that a record of each admission is available throughout the IDN. HOSPITAL PATIENT ACCOUNTING provides inpatient billing, claims submissions, accounts receivables, insurance management, and statistical and revenue reporting. When HPA is integrated with the Company's Billing and Accounts Receivable product within an IDN, it provides enterprise-wide patient accounting, thereby simplifying the billing process for patients and improving collectability for the IDN. The Company only markets ADT and HPA to hospitals which are part of IDN's that use IDX's group practice systems so that enterprise-wide integration can be achieved. The base software license fee for ADT is $100,000 and for HPA is $350,000.

  The Company's ENTERPRISE-WIDE PATIENT MANAGEMENT SYSTEM supports the operations of IDNs by providing a universal repository for patient and member registration information and visit histories. By collecting data from other IDX products and from other vendors' information systems into a master patient index, EPMS creates a common patient data base, regardless of where patients and members enter an IDN or whether or not there are multiple record numbers. The base software license fee for EPMS ranges from $200,000 to $650,000.

  IDX is currently in the process of developing ENTERPRISE-WIDE SCHEDULING. This system is an extension of the Company's ambulatory-based patient scheduling which will enable scheduling of patient appointments and resources throughout an IDN by entering into dialogues with diverse scheduling systems through Health Level Seven ("HL7") standard messaging and by creating a central data base for all patient appointments. The base software license fee for EWS ranges from $200,000 to $650,000.

  IDX is currently testing its ENTERPRISE-WIDE MANAGED CARE (EMC) and ENTERPRISE-WIDE FINANCIAL MANAGEMENT SYSTEM (EFM). EMC is designed to enable IDNs to manage capitated contracts as well as packaged pricing contracts throughout the IDN. EFM provides financial inquiry, copay collection, and single statement billing for the entire IDN. Pricing guidelines for EMC and EFM have not yet been determined.

 Extension Architecture

  The Company's DATA BASE MANAGEMENT SYSTEM is generally integrated into certain of the Company's other products and contains data dictionary, screen generator and a structured query language ("SQL") report writer for IDX applications. The base software license fees for DBMS range from $65,000 to $195,000.

  The Company's ELECTRONIC DATA INTERCHANGE product enables the health care organization to electronically exchange data in standard formats, rather than using traditional paper methods, thus reducing costs of paper, tapes and data entry. Specifically, EDI automates the computer-to-computer exchange of data such as claims submittals and remittances, in standard ANSI X12 format between health care organizations and trading partners. The Company is developing the capability to automate eligibility checks, referrals and other transactions in standard ANSI X12 format. The base software license fee for EDI is $50,000.

  In 1996, IDX introduced a DATA WAREHOUSE product designed to provide a data repository, enterprise-wide information analysis, utilization reporting and reporting pursuant to the Health Employer Data Information Set ("HEDIS") guidelines. The Data Warehouse is based on a relational data base technology using Microsoft Corporation's ("Microsoft") SQL Server. Pricing guidelines for Data Warehouse have not yet been determined.

  In 1997, IDX expects to introduce RELATER(TM) that provides views of IDX transactional systems data. This module is designed to provide relational reporting and analysis using Microsoft SQL Server and an online analytical processing (OLAP) tool for multi-dimensional analysis in a graphical user environment.

  IDX is enhancing its Data Warehouse product to incorporate enterprise data model technology recently acquired from Medaphis Healthcare Information Technology Company, a wholly-owned subsidiary of Medaphis Corporation. The Company's health data model technology ("HDM") expands the Company's existing enterprise warehousing and enhances decision support capabilities to the Company's product offerings. HDM serves as the blueprint for developing enterprise healthcare data warehouses. Based on a comprehensive object model of the health delivery system, HDM consists of more than 1,200 tables and 11,000 data elements. HDM is designed to support transaction level and summary level data using data marts.

 Services

  IDX maintains a client services organization to install, support and provide professional, technical and other services to its client base. IDX possesses the health care information systems expertise desired by the growing number of larger and more sophisticated health care enterprises as they reengineer health care delivery processes and implement information systems to support these processes. This group is experienced at installing and supporting systems in very large organizations with thousands of computer users across multiple departments.

INSTALLATION SERVICES

  IDX's installation representatives work with clients to tailor and optimize IDX products to meet specific business needs. Services include project management, train- the- trainer programs, best practices comparison to other IDX clients and systems conversion and implementation assistance.

MAINTENANCE SERVICES

  IDX provides ongoing software support to all of its large clients and substantially all of its other clients under contracts that are typically for a term of one year. These contracts are renewable automatically unless terminated at the option of either the client or IDX. Software maintenance services consist of providing the client with certain new software releases and general support, including error corrections and telephone consultation. For all products, maintenance services are available either on a 24 hour a day basis or during normal business hours.

PROFESSIONAL AND TECHNICAL SERVICES

  IDX offers professional and technical services to assist clients in building an information infrastructure to operate in a complex and changing health care environment. The work performed by the Company includes information systems planning, process redesign, project management, contract programming, network design, education and training. These value-added services, combined with the Company's systems expertise, enable the Company to support its clients' efforts to develop consistent enterprise-wide systems and processes. Through these services, IDX believes it strengthens its relationship with clients, builds a knowledge base of best practices in use of the Company's systems and gains information regarding future client needs. IDX has expanded the services provided by this group with the formation of The Huntington Group, a professional services organization devoted to providing information technology solutions to those organizations that use IDX's information systems products.

 Technical Platforms and Hardware

  IDX designs its software to operate on a variety of technical platforms. The Company's product suites operate on UNIX-compatible computers from Digital Equipment Corporation ("DEC"), IBM and Hewlett Packard Company ("HP") as well as on DEC's VMS platform. GPMS operates on International Business Machines Corporation's ("IBM") RS/6000 computers. IDXrad operates on computers from DEC and was released to operate on all UNIX-compatible computers in September 1996. All client software in client/server configurations will operate on personal computers using Microsoft's Windows operating system.

  The Company utilizes the M computer programming language in the development of certain of its products. All new significant functionality written in M will be released with a graphical user interface based on Microsoft's Windows 95 and Visual Basic V4.0. IDX is migrating its product development efforts toward object orientation, written using the C++ programming language, and relational data base technology using Sybase's or

Microsoft's SQL Server. By utilizing three-tier client/server architecture, the business logic can be constructed using a combination of M and C++ programming languages and accessed from a single graphical user interface. This architecture will enable the Company's clients to incrementally migrate from one technology to another. The Company's graphical user interface will facilitate the transition by clients to new technologies by creating a consistent look and feel for the end user as the underlying business logic and database layers change.

  Object oriented technology is a software design methodology that utilizes concepts and actions by describing their attributes in a programming language. Once a concept or action has been described, that description and its accompanying software code can be reused broadly as the building blocks for different applications. This software design approach leads to faster development processes and allows IDX to "plug" components together in tailored configurations providing greater congruence with client needs and expectations. The Company believes its current strategy of making solutions available on both character cell and PC platforms best supports the majority of clients who cannot yet afford to outfit large organizations with new hardware such as personal computers and networks.

  As a service to its clients, IDX sells third-party computers, terminals, printers, storage devices and other peripheral devices. The Company also provides value-added services to configure client systems. Hardware is purchased from DEC, IBM and HP under renewable one-year reseller agreements. IDX does not maintain an inventory of hardware, but relies on suppliers' inventories to meet client delivery requirements. The Company believes that its relationships with vendors are good.

 Sales and Marketing

  IDX sells its products exclusively through its direct sales force. The majority of the Company's sales calls are in response to requests for proposals. The Company generates these requests and other sales primarily through referrals from clients and consultants. IDX also seeks to enhance market recognition through participation in industry seminars and trade shows, direct mail campaigns, telemarketing and advertisements in trade journals.

  The Company's direct sales force is organized into two divisions: Enterprise Systems ("ES"), which sells the ambulatory, care management, and enterprise products and the Radiology Information Systems Division ("RISD"), which sells IDXrad and ES products typically have a three to 18 month sales cycle for new client sales. RISD products typically have six to 18 month sales cycles for new client sales.

  No single client accounted for more than 5% of the Company's annual revenues in fiscal 1994, 1995 or 1996.

  At December 31, 1996, IDX had total backlog of $124.9 million. Of this amount, the Company expects that $10.0 million will not be filled in the current fiscal year. The Company's total backlog was $100.3 million at December 31, 1995.

 Product Development

  To ensure that its products continue to meet the evolving needs of the health care industry, IDX allocates a significant portion of annual revenues to research and development. The Company's research and development expenses for the fiscal years 1994, 1995 and 1996 were $17.6 million, $19.6 million and $24.0 million, respectively.

  The Company's product development activities include enhancement of existing products and the development of new products, as well as the implementation of new technologies. IDX is devoting significant resources to enhancing its Managed Care Applications product, developing its Clinical Management System product and expanding its Enterprise suite product line. The Company is also currently migrating its products to client/server platforms with graphical user interfaces and relational data bases. Recently, the Company's development process has become increasingly focused on building components for its integrated product suites rather than on stand-alone products. These components can be integrated and configured to address specific client needs. The Company utilizes client focus groups, user groups and industry experts, including physicians, nurses, health care administrators and consultants, for advice in developing and enhancing its products.

 Competition

  The market for health care information systems is highly competitive. IDX believes that the principal competitive factors in this market are the ability to effectively market, install, support and integrate systems, the resources to support ongoing research and development, financial stability and price. The Company believes it competes favorably with respect to these factors. Competitors vary in size, and in the scope and breadth of the products and services offered. The Company experiences competition from companies with strengths in various segments of the health care information systems market, such as physician group practice systems, hospital information systems, clinical information systems, ancillary departmental systems and systems integration. In addition, other entities not currently offering products and services similar to those offered by the Company, including claims processing organizations, hospitals, third-party administrators, insurers, health care organizations and others, may enter certain markets in which the Company competes.

  While IDX believes no vendor dominates the market for health care information systems, certain of the Company's competitors have greater financial, development, technical, marketing and sales resources than the Company and have a greater penetration into segments of the market in which the Company competes. In addition, as the markets for the Company's products and services develop, additional competitors may enter those markets and competition may intensify.

 Proprietary Rights and Licenses

  IDX depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. The Company distributes its products under software license agreements which grant clients a nonexclusive, nontransferable license to use the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. All current employees of the Company have signed a nondisclosure agreement, and all current employees involved in product development have signed an assignment of inventions agreement. There can be no assurance that the legal protections afforded to the Company or the precautions taken by the Company will be adequate to prevent misappropriation of the Company's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or services. Any infringement or misappropriation of the Company's proprietary software would disadvantage the Company in its efforts to retain and attract new clients in a highly competitive market and could cause the Company to lose revenues or incur substantial litigation expense. The Company believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections afforded to its technology.

  Although IDX believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future and that such claims will not have a material adverse effect on the Company's results of operations, financial condition or business.

 Government Regulation

  The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the

Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (i) register and list their products with FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or
(iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the Company's results of operations; financial condition or business.

 Employees

  At December 31, 1996, the Company employed 1,224 full-time and 24 part-time employees. As of December 31, 1996, the Company's sales force was composed of 37 representatives. As of December 31, 1996, the Company's client services group consisted of 571 employees and the Company had 273 employees engaged primarily in program development, new technology adaption and quality assurance. No employees are covered by any collective bargaining agreements. The Company believes that its relationships with its employees are good.

ITEM 2. PROPERTIES

  The Company's principal corporate offices are located at 1400 Shelburne Road, South Burlington, Vermont 05403. The Company's research and support facilities are located in South Burlington, Vermont and Boston, Massachusetts. The Company also maintains sales and regional support offices in the greater metropolitan areas of Chicago, Illinois; Dallas, Texas; San Francisco, California; and Atlanta, Georgia. The Company leases all of its facilities which, in the aggregate, constitute approximately 328,049 rentable square feet of office space, under leases expiring between December 31, 1996 and April 12, 2014. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth: (i) the name and age of each present executive officer of the Company, (ii) the position(s) currently held by each named person, and (iii) the principal occupations held by each person named for at least the past five years.

        EXECUTIVE OFFICER        AGE                  POSITION
        -----------------        ---                  --------
 Richard E. Tarrant.............  54 President, Chief Executive Officer and
                                     Director
 Robert H. Hoehl................  55 Chairman of the Board of Directors
 Henry M. Tufo, M.D. ...........  57 Executive Vice President, Chief Operating
                                     Officer, Chief Medical Officer and
                                     Director
 Robert W. Baker, Jr., Esq. ....  48 Vice President, General Counsel and
                                     Secretary
 Jeffrey M. Blanchard...........  40 Vice President, Client Services
 James H. Crook, Jr. ...........  40 Vice President
 Robert F. Galin................  52 Vice President, Sales
 John A. Kane...................  44 Vice President, Finance and
                                     Administration, Chief Financial Officer
                                     and Treasurer
 Pamela J. Pure.................  35 Vice President, Marketing
 Jeffrey V. Sutherland, Ph.D. ..  55 Senior Vice President, Engineering and
                                     Product Development

--------
  Mr. Tarrant co-founded the Company in 1969 and has served as the President and Chief Executive Officer of the Company and as a Director since that time. Mr. Tarrant served as a member of the Board of Trustees for the University Health Center (Vermont), an academic medical center, from July 1988 to December 1994 and as Chairman of the University Health Center (Vermont) from 1992 to 1994.

  Mr. Hoehl co-founded the Company in June 1969 and served as Executive Vice President from that time until October 1, 1996 when he resigned as an officer of the Company. Mr. Hoehl has served as Chairman of the Board of Directors of the Company since founding the Company in 1969.

  Dr. Tufo has been Executive Vice President and Chief Medical Officer of the Company since September 1995. Dr. Tufo served as Vice President and Chief Medical Officer of the Company from August 1995 to September 1995. Dr. Tufo has served as Chief Operating Officer of the Company since September 1996.
Dr. Tufo served as a consultant to the Company from February 1995 to August 1995. Dr. Tufo was the President and Chief Executive Officer of University Health Center (Vermont) from July 1989 to December 1994. Dr. Tufo is the Chairman of Vermont Managed Care, a managed care organization which is wholly owned by Fletcher Allen Healthcare, an integrated delivery network. Dr. Tufo is Professor of Medicine at the University of Vermont College of Medicine. Dr. Tufo has served as a Director of the Company since November 1995.

  Mr. Baker, who joined the Company in July 1989, has served as Vice President of the Company since April 1996. Mr. Baker has served as General Counsel and Secretary of the Company since July 1989.

  Mr. Blanchard, who joined the Company in August 1987, has served as Vice President, Client Services of the Company since March 1995. Prior to that time, Mr. Blanchard served the Company in various capacities, including most recently as General Manager of a division of the Company from January 1990 to November 1992 and as Director, Customer Support from November 1992 to March 1995.

  Mr. Crook, who joined the Company in April 1981, has served as Vice President of the Company since June 1984. He served as a Director of the Company from July 1984 to June 1995.

  Mr. Galin joined the Company in April 1982 as Director of Sales and has served as Vice President, Sales since August 1992.

  Mr. Kane is a C.P.A. and has served as the Vice President, Finance and Administration, Chief Financial Officer and Treasurer of the Company since joining the Company in October 1984.

  Ms. Pure joined the Company in March 1995 as Director of Best Practices and has served as Vice President, Marketing since November 1995. Prior to joining the Company, Ms. Pure was employed by Shared Medical Systems Corporation, a medical software company, from May 1983 until March 1995, most recently as Manager of Product Marketing and Communications.

  Dr. Sutherland, has served as Senior Vice President, Engineering and Product Development since joining the Company in September, 1996. Prior to joining the Company, he was Vice President, Engineering of Individual Inc., an Internet content provider company, from May to September 1996; Vice President, Object Technology of Vmark Software, a software development tools company, from June, 1995 to May, 1996; Vice President, Object Technology for Easel Corporation, a software development tools company, from July 1993 to June, 1995; and President and founder of Object Databases (now known as Matisse Software) from October, 1989 to June, 1993.

  Each officer serves at the discretion of the Company's Board of Directors. There are no family relationship among the named officers.

  The portion of the response to this item relating to arrangements and understandings pursuant to which named executive officers were or are to be elected as officers of the Company is contained in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be held on May 6, 1996 (the "1996 Proxy Statement") under the caption "Employment Agreements" and is incorporated herein by reference.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

  The Common Stock of IDX Systems Corporation has been traded on the Nasdaq Market under the symbol "IDXC" since November 17, 1995. Prior to November 17, 1995, the Company's Common Stock was not publicly traded. The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.

                            QUARTER/YEAR                          HIGH    LOW
                            ------------                         ------- ------
                                                                      1995
     Fourth Quarter 1995........................................ $ 34.75 $23.25
     (November 17, 1995 through December 31, 1995)
                                                                      1996
     First Quarter 1996......................................... $36.625 $27.25
     (January 1, 1996 through March 31, 1996)
     Second Quarter 1996........................................ $ 44.25 $28.25
     (April 1, 1996 through June 30, 1996)
     Third Quarter 1996......................................... $ 40.50 $24.75
     (July 1, 1996 through September 30, 1996)
     Fourth Quarter 1996........................................ $ 35.75 $22.50
     (October 1, 1996 through December 31, 1996)

  On March 18, 1997, the Company had approximately 150 stockholders of record. (This number does not include stockholders for whom shares are held in a "nominee" or "street" name.) On March 18, 1997, the closing price of the Company's Common Stock on the Nasdaq National Market was $29.00.

  From July 1, 1987 to November 1, 1995, the Company was treated for federal income tax purposes as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's stockholders, rather than the Company, have during this period, been required to pay federal and certain state income taxes based on the Company's earnings through October 31, 1995 ("S Corporation Earnings") whether or not such amounts have been distributed to the stockholders. In connection with a December 22, 1986 agreement among the Company and its existing stockholders at that time (the "Stockholders Agreement"), the Company has made periodic distributions to its stockholders in amounts approximately equal to the stockholders' corresponding tax liabilities associated with the Company's S Corporation Earnings. The Stockholders Agreement terminated on November 1, 1995, the effective date of the termination of the Company's S Corporation election.

  In 1994, the Company made distributions to existing stockholders of approximately $1.3 million pursuant to the Stockholders Agreement in connection with their 1994 income tax liabilities. In addition, the Company made a special distribution of $11.4 million to its stockholders during 1994. In 1995, the Company made distributions to existing stockholders of approximately $2.0 million of which approximately $0.3 million was distributed in connection with their 1995 income tax liabilities and $1.7 million was distributed in connection with Internal Revenue Service ("IRS") and state income tax audits through the June 1993 tax period. In addition, in 1995, the Company made a distribution of $36.7 million, which amount represented the Company's previously undistributed earnings as an S Corporation from July 1, 1987 through October 31, 1995 (the "S Corporation Distribution"). The S Corporation Distribution was paid in two parts: $35.1 million on November 24, 1995 and $1.6 million on December 20, 1995. The S Corporation Distribution was paid from the proceeds of the Company's initial public offering of Common Stock which was consummated on November 22, 1995.

  The Company anticipates that all future earnings will be retained for development of its business and will not be distributed to stockholders as dividends. Restrictions or limitations on the payment of dividends may be imposed in the future under the terms of credit agreements or under other contractual provisions. In the absence of such restrictions or limitations, the payment of any dividends will be at the discretion of the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

                             FINANCIAL HIGHLIGHTS

                    SUMMARY OF CONSOLIDATED FINANCIAL DATA

                                             YEAR ENDED DECEMBER 31,
                                    ------------------------------------------
                                     1992    1993     1994     1995     1996
                                    ------- ------- -------- -------- --------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Revenues........................... $88,739 $95,543 $104,706 $128,120 $157,579
Operating Income...................  13,271   7,272    6,928   14,302   20,638
Net Income.........................  12,545   7,007    4,692   16,365   14,882
Pro Forma Net Income...............                    2,317    9,607
Pro Forma Net Income Per Share.....                 $   0.13 $   0.55 $   0.70
Pro Forma Weighted Average Shares
 Outstanding.......................                   17,465   17,544   21,403
BALANCE SHEET DATA:
Cash and Investments............... $21,184 $24,307 $ 12,516 $ 79,776 $ 94,554
Working Capital....................  33,186  35,202   20,675   89,515  112,361
Total Assets.......................  66,007  71,527   66,843  128,411  158,575
Long-term Debt, less current
 portion...........................   8,357   7,687    6,500    2,907    2,600
Total Stockholders' Equity......... $49,762 $51,518 $ 43,952 $102,432 $127,390

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Revenues of $157.6 million in 1996 grew 23% over 1995 revenues of $128.1 million. Software revenue grew 29.7% in 1996, maintenance and service fees grew 17.5% and hardware revenue increased 26.2%.

  Operating income grew from $14.3 million in 1995 to $20.6 million in 1996, an increase of $6.3 million or 44.3%. Net income grew from pro forma net income of $9.6 million in 1995 to $14.9 million in 1996, an increase of $5.3 million or 54.9%.

  This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. The Company has identified by italics, or all capital letters, various sentences within this Annual Report which contain such forward-looking statements, and words such as "believes," "may," "plans," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures on page 20 under the caption "Factors Affecting Future Results," which is not italicized or capitalized for improved readability, consists principally of a discussion of risks which may affect future results and, are thus, in their entirety forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

YEAR ENDED DECEMBER 31, 1996 AND 1995

  Revenues. The Company's total revenues increased to $157.6 million in 1996 from $128.1 million in 1995, an increase of $29.5 million or 23.0%. Revenues from software license fees increased to $52.5 million in 1996 (33.3% of total revenues) from $40.4 million (31.6% of total revenues) in 1995, an increase of $12.1 million or 29.7%. The increase was primarily due to an increase in installations of certain of the Company's software products from its Ambulatory suite. Revenues from maintenance and service fees increased to $74.2 million in 1996 (47.1% of total revenues) from $63.2 million (49.3% of total revenues) in 1995, an increase of $11.0 million or 17.5%. Approximately $8.2 million of the increase was due to additional maintenance revenue resulting from the continued growth in the Company's installed client base. Professional and technical services revenues increased approximately $2.8 million in 1996 over 1995 as a result of the Company's increased marketing efforts in that area. Hardware revenues increased to $30.9 million in 1996 (19.6% of total revenues) from $24.5 million (19.1% of total revenues) in 1995, an increase of $6.4 million or 26.2%. The increase in hardware revenues was principally due to shipments for new customer contracts and customers upgrading their hardware systems.

  Cost of License, Maintenance and Service Fees. The cost of license, maintenance and service fees increased to $55.5 million in 1996 from $50.0 million in 1995, an increase of $5.5 million or 11.0%. The gross profit margin on license, maintenance and service fees increased to 56.2% in 1996 from 51.7% in 1995. The increase in gross profit was due primarily to the increase in software license fees as a percentage to total revenue and the continued growth in maintenance and installation revenue without a corresponding increase in associated service expenses, and less utilization of outside consultants to install the Company's systems.

  Cost of Hardware Sales. The cost of hardware sales increased to $24.1 million in 1996 from $18.7 million in 1995, an increase of $5.4 million or 28.4%. The gross profit margin on hardware sales decreased to 22.1% of hardware revenues in the year ended December 31, 1996 from 23.4% in 1995. The decrease was principally due to pricing pressure on hardware in the marketplace.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $33.4 million in 1996 from $25.5 million in 1995, an increase of $7.9 million or 30.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 21.2% in 1996 from 19.9% in 1995. The additional expenses incurred in 1996 were primarily due to the increase in the Company's sales and marketing staff over the same period in 1995.

  Research and Development. Research and development expenses increased to $24.0 million in 1996 from $19.6 million in 1995, an increase of $4.4 million or 22.8%. The increase was due to the hiring of additional staff to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses remained constant at 15.2% in 1996 and 1995. As described in Note 1 to the consolidated financial statements, software development costs incurred subsequent to the establishment of technological feasibility, defined as completion of a working model approved for beta-site testing, until general release of the related products have not been material to date. This has been largely attributable to the limited time and effort required to complete beta-site testing for the Company's product introductions during the last several years. As the Company develops products to operate using client/server technologies as well as more comprehensive clinical systems, the time and effort required to complete beta-site testing may be significantly more extensive than experienced to date. Consequently, capitalized software development costs may become material in future reporting periods. As of December 31, 1996, these costs have been immaterial and expensed as incurred.

YEAR ENDED DECEMBER 31, 1995 AND 1994.

  Revenues. The Company's total revenues increased to $128.1 million in 1995 from $104.7 million in 1994, an increase of $23.4 million or 22.3%. Revenues from software license fees increased to $40.4 million in 1995 (31.5% of total revenues) from $26.9 million (25.7% of total revenues) in 1994, an increase of $13.5 million or 50.6%. The increase was primarily due to an increase in installations of certain of the Company's software products from its Ambulatory suite and Group Practice Management software. Revenues from maintenance and service fees increased to $63.2 million in 1995 (49.3% of total revenues) from $51.6 million (49.3% of total revenues) in 1994, an increase of $11.6 million or 22.4%. Approximately $6.8 million of the increase was due to additional maintenance revenue resulting from the continued growth in the Company's installed client base. Professional and technical services revenues increased approximately $1.9 million in 1995 over 1994 as a result of the Company's increased marketing efforts in that area. Hardware revenues declined to $24.5 million in 1995 (19.1% of total revenues) from $26.2 million (25.0% of total revenues) in 1994, a decrease of $1.7 million or 6.5%. The decline in hardware revenues was due to the combination of declining hardware prices and the fact that the Company's clients sometimes buy their computer hardware from other sources.

  Cost of License, Maintenance and Service Fees. The cost of license, maintenance and service fees increased to $50.0 million in 1995 from $37.2 million in 1994, an increase of $12.8 million or 34.4%. The gross profit margin on license, maintenance and service fees declined to 51.7% in 1995 from 52.6% in 1994. The decline was due primarily to the Company's decision to hire additional support staff in order to be more responsive to client needs.

  Cost of Hardware Sales. The cost of hardware sales decreased to $18.7 million in 1995 from $21.1 million in 1994, a decrease of $2.4 million or 11.4%. The gross profit margin on hardware sales increased to 23.4% of hardware revenues in the year ending December 31, 1995, from 19.5% in 1994. The increase was due to a change in the sales mix to favor higher margin components.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $25.5 million in 1995 from $21.9 million in 1994, an increase of $3.6 million or 16.4%. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.9% in 1995 from 20.9% in 1994. Approximately $1.5 million of those expenses of 1995 were due to the introduction of the Company's employee bonus programs, which are based on the attainment of certain financial performance and client satisfaction goals.

In addition, the Company incurred additional facilities costs in 1995 associated with the consolidation of its Boston, Massachusetts, facilities.

  Research and Development. Research and Development expenses increased to $19.6 million in 1995 from $17.6 million in 1994, an increase of $2.0 million or 10.8%. The increase was due to the hiring of additional staff to support the development of additional products for the Company's Care Management and Enterprise suites. As a percentage of total revenues, research and development expenses decreased to 15.2% in 1995 from 16.8% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception in 1969, the Company has funded its operations, working capital needs and capital expenditures primarily from operations, except for real estate owned by certain partnerships and trusts financed through industrial development bonds.

  Cash flows from operations are principally comprised of net income and depreciation and are primarily affected by the net effect of the change in accounts payable and accrued expenses. Due to the seasonality of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably but almost completely due to the volume of business and timing of the recognition of revenue. Accounts receivable from customers have been collected consistently within 90 days.

  Cash flows related to investing activities have principally been related to the purchase of computer and office equipment, leasehold improvements, and the purchase and sale of investment grade marketable securities. MANAGEMENT EXPECTS THESE ACTIVITIES TO CONTINUE. The volume of purchases and sales of investment grade marketable securities increased in 1995 due to the $76.2 million proceeds of the Company's initial public offering. INVESTING ACTIVITIES MAY ALSO INCLUDE ACQUISITIONS OF COMPLEMENTARY PRODUCTS, TECHNOLOGIES AND BUSINESSES.

  Cash and cash equivalents at December 31, 1996 were $12.3 million, a decrease of $21.0 million from December 31, 1995. The majority of the decrease was due to the purchase of investment grade marketable securities during 1996. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $2.0 million bearing interest at the prime rate. There were no borrowings as of December 31, 1996 or 1995.

  THE COMPANY EXPECTS THAT ITS REQUIREMENTS FOR OFFICE FACILITIES AND OTHER OFFICE EQUIPMENT WILL GROW AS STAFFING REQUIREMENTS DICTATE. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. THE COMPANY PLANS TO CONTINUE INCREASING THE NUMBER OF ITS PROFESSIONAL STAFF DURING 1997 TO MEET ANTICIPATED SALES VOLUME AND TO SUPPORT RESEARCH AND DEVELOPMENT EFFORTS. TO THE EXTENT NECESSARY TO SUPPORT INCREASES IN STAFFING, IDX INTENDS TO OBTAIN ADDITIONAL OFFICE SPACE.

  THE COMPANY BELIEVES THAT CURRENT OPERATING FUNDS WILL BE SUFFICIENT TO FINANCE ITS OPERATING REQUIREMENTS AT LEAST THROUGH DECEMBER 1997. To date, inflation has not had a material impact on the Company's revenues or income.

INCOME TAXES

  From July 12, 1987 to November 1, 1995, the Company was treated for federal and certain state income tax purposes as an S Corporation under the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company's stockholders, rather than the Company, were required to pay federal and certain state income taxes based upon the Company's earnings whether or not the earnings were distributed to such stockholders. On November 1, 1995, the Company terminated its S Corporation status and, accordingly, has become subject to federal and state income taxes.

  For purposes of financial statement presentations, the Company's financial statements reflect comparative pro forma financial information for 1995 and 1994 as if the Company had been fully taxed. For the foreseeable future, the Company anticipates an expected tax rate of approximately 40% of pre-tax income.

NEW ACCOUNTING STANDARDS

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of the Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and SFAS No. 123 "Accounting for Stock-Based Compensation." Based upon conditions and circumstances in 1996, the adoption of SFAS No. 121 has had no effect on the Company's financial statements. Based upon the Company's election, as allowed under the provisions of SFAS No. 123 to continue to account for stock compensation arrangements under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," the adoption of SFAS No. 123 has not had an effect on the Company's operating results.

  During 1997, the American Institute of Certified Public Accountants is expected to issue a Standard Operating Procedure ("SOP") revising certain aspects of SOP 91-1. BASED UPON THE CURRENT VERSION OF THE PROPOSED SOP, THE COMPANY DOES NOT EXPECT ADOPTION WILL MATERIALLY AFFECT ITS REVENUE RECOGNITION POLICIES WITH RESPECT TO SOFTWARE LICENSE FEES WHICH ARE PRINCIPALLY RECOGNIZED IN CONNECTION WITH THE FULFILLMENT OF CONTRACTUAL OBLIGATIONS BASED UPON ACHIEVEMENTS OF MILESTONES. THE EXPECTED ISSUE DATE IS CURRENTLY NOT KNOWN.

BACKLOG

  At December 31, 1996, the Company had total backlog of $124.9 million, including $40.4 million attributable to software licenses, $77.8 million attributable to services and $6.7 million attributable to hardware. Software licenses backlog consists of fees due under signed contracts which have not yet been recognized as revenues. Service backlog represents contracted software maintenance services, installation fees, and remote computing services fees for a period of 12 months. Hardware backlog represents hardware orders and hardware installation services under signed contracts which have not yet been recognized as revenues. At December 31, 1995, the Company had total backlog of $100.3 million including $32.1 million attributable to software licenses, $64.7 million attributable to services and $3.5 million attributable to hardware. Of the total backlog of $124.9 million, the Company expects that $10.0 million will not be fulfilled in the current fiscal year.

SUBSEQUENT EVENTS

  On February 26, 1997, the Company acquired certain data model technology from Medaphis Healthcare Information Technology Company for a cash price between $2.5 and $3.5 million. The acquisition will be accounted for under the purchase method. A substantial portion of the purchase price is expected to be expensed as in-process research and development in connection with the Company's development of a healthcare data model.

  On March 25, 1997, the Company entered into an Agreement and Plan of Merger ("Agreement") with PHAMIS, Inc. ("PHAMIS"), a provider of acute care clinical and hospital-based information solutions. The merger, which has been approved by the Boards of Directors of each company, is subject to regulatory and shareholder approval. The Agreement provides for the stockholders of PHAMIS to receive .73 shares of the Company's Common Stock for each share of PHAMIS Common Stock, subject to adjustment within a range of .68 to .80 shares of IDX Common Stock, based on an average market price per share of IDX. Approximately
6.1 million shares of Common Stock of PHAMIS are outstanding and subject to the exchange. Management expects that the merger, if consummated, will be accounted for under the pooling of interests method.

FACTORS AFFECTING FUTURE RESULTS

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


  The Company's revenues have historically followed seasonal patterns with a lower level of sales and installations occurring in the fiscal quarter ending September 30 and a greater level of sales and installations occurring in the fiscal quarter ending June 30 (formerly the fiscal year end of the Company). The Company believes that such seasonal fluctuation is attributable to a number of factors, including the vacation schedules of its clients. The Company is not able to predict what impact, if any, the change will have on the seasonality of the Company's business. The Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. There can be no assurance that future seasonal and quarterly fluctuations will continue and will not have a material adverse effect on the Company's results of operations, financial condition or business.

  The stock market has, from time to time, experienced extreme price and volume fluctuations, particularly in the high technology and health care information technology sectors, which have often been unrelated to the operating performance of particular companies. The Company experiences fluctuations in its stock price related to these general market swings as well as announcements of technological innovations, new product introductions by the Company or its competitors, market conditions in the computer software or hardware industries and healthcare reform measures. These fluctuations could have a significant impact on the future market price of the Company's Common Stock.

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

  Certain of the Company's products provide applications that relate to patient medical histories and treatment plans. Any failure by the Company's products to provide accurate, secure and timely information could result in product liability claims against the Company by its clients or their affiliates or patients. The Company maintains insurance that it believes is adequate to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage or that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

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

  The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (i) register and list their products with FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDC Acts general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the Company's results of operations, financial condition or business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT FOR SHARE RELATED DATA)

                                                               DECEMBER 31
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 12,327  $ 33,262
  Securities available-for-sale............................   82,227    46,514
  Accounts receivable, less allowance of $685 in 1996 and
   $525 in 1995 for doubtful accounts......................   39,092    28,013
  Prepaid expenses.........................................    1,203       928
  Other current assets.....................................    1,785     1,153
  Deferred tax asset.......................................    2,233     1,535
                                                            --------  --------
    Total current assets...................................  138,867   111,405
Property and equipment:
  Equipment and leasehold improvements, net of accumulated
   depreciation and amortization...........................   13,033    12,026
  Real estate, net of accumulated depreciation.............    4,155     4,195
                                                            --------  --------
                                                              17,188    16,221
Other:
  Other assets.............................................      285       284
  Deferred tax asset.......................................    2,235       501
                                                            --------  --------
                                                               2,520       785
                                                            --------  --------
    Total assets........................................... $158,575  $128,411
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  8,789  $  5,421
  Accrued expenses.........................................    7,831     7,233
  Federal and state taxes payable..........................      735     1,267
  Deferred revenue.........................................    8,951     7,766
  Current portion of long-term debt........................      200       203
                                                            --------  --------
    Total current liabilities..............................   26,506    21,890
Long-term debt related to real estate, less current
 portion...................................................    2,600     2,907
Minority interest..........................................    2,079     1,182
Stockholders' equity:
Preferred stock, par value $0.01 per share, 5,000,000
 shares authorized, none issued............................
Common stock, par value $0.01 per share authorized
 50,000,000 shares; issued and outstanding 20,988,595 and
 20,337,196 in 1996 and 1995, respectively.................      210       203
Additional paid-in capital.................................   91,505    81,364
Retained earnings..........................................   35,698    20,816
                                                            --------  --------
                                                             127,413   102,383
Less cumulative unrealized gains (losses) on securities
 available-for-sale........................................      (23)       49
                                                            --------  --------
    Total stockholders' equity.............................  127,390   102,432
                                                            --------  --------
    Total liabilities and stockholders' equity............. $158,575  $128,411
                                                            ========  ========

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                     YEAR ENDED DECEMBER 31
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
Revenues:
  Software license fees........................... $ 52,464  $ 40,445  $ 26,857
  Maintenance and service fees....................   74,232    63,194    51,621
  Hardware sales..................................   30,883    24,481    26,228
                                                   --------  --------  --------
    Total revenues................................  157,579   128,120   104,706
Operating expenses:
  Cost of license, maintenance and service fees...   55,485    50,007    37,178
  Cost of hardware sales..........................   24,060    18,743    21,125
  Selling, general and administrative.............   33,422    25,539    21,859
  Research and development........................   23,974    19,529    17,616
                                                   --------  --------  --------
                                                    136,941   113,818    97,778
                                                   --------  --------  --------
Operating income..................................   20,638    14,302     6,928
Other (income) expense:
  Interest income.................................   (4,752)   (2,401)     (964)
  Interest expense................................      157       227       442
  Minority interest...............................      430       369       933
  Loss on impairment of investment................                        1,500
                                                   --------  --------  --------
                                                     (4,165)   (1,805)    1,911
                                                   --------  --------  --------
Income before income taxes........................   24,803    16,107     5,017
Income tax provision (benefit):
  Current year operations.........................    9,921     1,778       325
  Change in tax status............................             (2,036)
                                                   --------  --------  --------
                                                      9,921      (258)      325
                                                   --------  --------  --------
Net income........................................ $ 14,882  $ 16,365  $  4,692
                                                   ========  ========  ========
Net income per share.............................. $   0.70
                                                   ========
Weighted average shares outstanding...............   21,403
                                                   ========
Pro forma information (unaudited):
  Historical income before income taxes...........           $ 16,107  $  5,017
  Pro forma income taxes..........................              6,500     2,700
                                                             --------  --------
  Pro forma net income............................           $  9,607  $  2,317
                                                             ========  ========
  Pro forma net income per share..................           $   0.55  $   0.13
                                                             ========  ========
  Pro forma weighted average shares outstanding...             17,544    17,465
                                                             ========  ========

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                          COMMON STOCK                      TREASURY STOCK
                          ------------                      ----------------
                                                                                UNREALIZED
                                                                              GAIN (LOSS) ON
                                       ADDITIONAL                               SECURITIES       TOTAL
                                  PAR   PAID-IN   RETAINED                      AVAILABLE    STOCKHOLDERS'
                          SHARES VALUE  CAPITAL   EARNINGS  SHARES    COST       FOR SALE       EQUITY
                          ------ ----- ---------- --------  -------- -------  -------------- -------------
Balances at December 31,
 1993...................  13,200 $132   $   454   $51,325       615  $  (393)                  $ 51,518
  S Corporation
   distribution.........                          (12,774)                                      (12,774)
  Capital contribution..                     65                                                      65
  Stock issued upon
   exercise of
   nonqualified stock
   options..............   1,318   13       462                                                     475
  Tax benefit related to
   exercise of
   nonqualified stock
   options..............                    240                                                     240
  Change in unrealized
   gain (loss) on
   securities available-
   for-sale                                                                       $(264)           (264)
  Net income............                            4,692                                         4,692
                          ------ ----   -------   -------    ------  -------      -----        --------
Balances at December 31,
 1994...................  14,518  145     1,221    43,243       615     (393)      (264)         43,952
  S Corporation
   distribution.........                          (38,792)                                      (38,792)
  Stock issued upon
   exercise of
   nonqualified stock
   options..............   1,021   10     2,963                (615)     393                      3,366
  Tax benefit related to
   exercise of
   nonqualified stock
   options..............                    187                                                     187
  Stock issued upon
   exercise of incentive
   stock options........     193    2       875                                                     877
  Stock issued upon
   initial public
   offering, net of
   offering costs of
   $6,717...............   4,605   46    76,118                                                  76,164
  Change in unrealized
   gain (loss) on
   securities available-
   for-sale                                                                         313             313
  Net income............                           16,365                                        16,365
                          ------ ----   -------   -------    ------  -------      -----        --------
Balances at December 31,
 1995...................  20,337  203    81,364    20,816                            49         102,432
  Stock issued upon
   exercise of
   nonqualified stock
   options..............       8             56                                                      56
  Tax benefit related to
   exercise of
   nonqualified stock
   options..............                  4,648                                                   4,648
  Stock issued upon
   exercise of incentive
   stock options........     483    5     2,529                                                   2,534
  Stock issued in
   connection with
   employee stock
   purchase plan........     160    2     2,908                                                   2,910
  Change in unrealized
   gain (loss) on
   securities available-
   for-sale                                                                         (72)            (72)
  Net income............                           14,882                                        14,882
                          ------ ----   -------   -------    ------  -------      -----        --------
Balances at December 31,
 1996...................  20,988 $210   $91,505   $35,698                         $ (23)       $127,390
                          ====== ====   =======   =======    ======  =======      =====        ========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31
                                                  ---------------------------
                                                    1996      1995     1994
                                                  --------  --------  -------
OPERATING ACTIVITIES
Net income....................................... $ 14,882  $ 16,365  $ 4,692
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization..................    4,687     3,920    3,696
  Deferred tax benefit...........................   (2,432)   (2,036)
  Increase in allowance for doubtful accounts....      298       387      161
  Minority interest..............................      430       369      933
  Loss on impairment of investment...............                       1,500
  Changes in operating assets and liabilities:
    Accounts receivable..........................  (11,377)  (10,137)   1,132
    Prepaid expenses and other assets............     (908)      919      275
    Accounts payable.............................    3,368     1,809    2,330
    Accrued expenses.............................      598     3,180    2,182
    Federal and state taxes payable..............     (532)    1,264
    Deferred revenue.............................    1,185     1,577   (1,334)
                                                  --------  --------  -------
Net cash provided by operating activities........   10,199    17,617   15,567
INVESTING ACTIVITIES
Purchase of property and equipment, net..........   (5,654)   (5,322)  (3,303)
Investment in preferred stock....................                      (1,000)
Purchase of securities available-for-sale........ (128,597)  (41,474)  (1,931)
Proceeds from sale of securities available-for-
 sale, net.......................................   92,812       959    7,030
                                                  --------  --------  -------
Net cash provided by (used in) investing
 activities......................................  (41,439)  (45,837)     796
FINANCING ACTIVITIES
Proceeds from sale of common stock...............    5,500     4,243      475
Tax benefit related to exercise of non qualified
 stock options...................................    4,648
Proceeds from initial public offering, net.......             76,164
S Corporation distribution.......................            (38,792) (12,774)
Contributions to (distributions from)
 Affiliates......................................      467      (225)    (320)
Capital contribution.............................                          65
Repayment (issuance) of notes receivable from
 related parties.................................             12,477   (7,210)
Proceeds from (advances to) related party........              1,161   (2,361)
Payments on long-term debt related to real
 estate..........................................     (310)     (376)    (666)
                                                  --------  --------  -------
Net cash provided by (used in) financing
 activities......................................   10,305    54,652  (22,791)
                                                  --------  --------  -------
Increase (decrease) in cash and cash
 equivalents.....................................  (20,935)   26,432   (6,428)
Cash and cash equivalents at beginning of year...   33,262     6,830   13,258
                                                  --------  --------  -------
Cash and cash equivalents at end of year......... $ 12,327  $ 33,262  $ 6,830
                                                  ========  ========  =======
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest........................... $    127  $    218  $   453
                                                  ========  ========  =======
Cash paid for income taxes....................... $  8,237  $    259  $   101
                                                  ========  ========  =======

                            See accompanying notes.

                            IDX SYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

  IDX Systems Corporation (the "Company") operates in one principal industry segment providing health care information systems and services throughout the United States. Revenues are derived from the licensing of software, maintenance and installation of software systems, and sale of computer hardware.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

  The Company leases a substantial portion of its space, including its corporate headquarters and certain sales and support offices, from real estate partnerships and trusts owned by stockholders and certain key employees of the Company. These real estate partnerships and trusts include 116 Huntington Avenue Limited Partnership ("HLP"), BDP Realty Associates ("BDP") and other real estate partnerships and trusts ("REPs"). Under generally accepted accounting principles and rules and regulations of the Securities and Exchange Commission (the "Commission"), the Company's consolidated financial statements are required to include the accounts of the Company and those real estate partnership and trusts ("Affiliates") whose real estate is leased exclusively by the Company and for which the Company is subject to substantially all the risks of ownership. Accordingly, for the year ended December 31, 1994, the accompanying consolidated statements of income include the operations of the Company, BDP and the REPs. Real estate owned by HLP is leased to the Company under an operating lease. As a result of the termination of leases for substantially all the space leased from the REPs in 1995, the accompanying consolidated financial statements at December 31, 1996 and 1995 and for the years then ended, include only the accounts of the Company and BDP. All transactions between the Company and Affiliates are eliminated. Minority interest represents net income and equity of the Affiliates.

RECLASSIFICATION

  Certain amounts in 1995 and 1994 have been reclassified to permit comparison.

REVENUE RECOGNITION

 Software License Fees

  The Company recognizes revenue in accordance with the provisions of AICPA Statement of Position No. 91-1 "Software Revenue Recognition" (SOP 91-1). Software license fees represent revenues derived from the license of the Company's proprietary systems software. License revenue is deferred and recognized upon fulfillment of contractual obligations based upon achievement of specified milestones including delivery, installation, live processing of customer transactions and final acceptance. During 1997, the AICPA is expected to issue an SOP revising certain aspects of SOP 91-1. Based upon the current version of the proposed SOP, the Company does not expect adoption will materially affect its revenue recognition policies with respect to software license fees which are principally recognized in connection with the fulfillment of contractual obligations based upon achievements of milestones. The expected issue date is currently not known.

 Hardware Sales

  Sale of computer equipment is recognized upon shipment, provided post-sale vendor obligations are insignificant. If significant, revenue is deferred until the obligations are fulfilled.

                            IDX SYSTEMS CORPORATION

 Maintenance and Services

  Installation service revenue related to systems sales is recognized upon fulfillment of contractual obligations based upon achievement of specified milestones. Professional service revenue is recognized as the services are performed. Maintenance is recognized ratably over the term of the agreement.

RESEARCH AND DEVELOPMENT COSTS

  Research and development costs are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model which has been approved for beta site testing. Software development costs, when material, are amortized over the expected life of the product which, due to the frequency of product revision releases, generally does not exceed two years. In 1996, 1995 and 1994, software development costs eligible for capitalization were not material and have been expensed.

CASH EQUIVALENTS

  The Company considers highly liquid investments generally with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

RISKS AND UNCERTAINTIES

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, securities available-for-sale, and trade receivables.

  The Company invests excess cash primarily in money market mutual funds with high credit ratings, equity securities with highly rated issuers and treasury notes and bonds issued by the United States Government and the State of Vermont.

  The Company sells its systems and services to health care providers throughout the United States. To reduce credit risk, the Company performs ongoing credit evaluations of the financial condition of its customers. Although the Company is directly affected by the overall financial condition of the health care industry, management does not believe significant credit risk exists at December 31, 1996. The Company's losses, which have consistently been within management's expectations, related to collection of trade accounts receivable were approximately $138,000, $242,000 and $181,000, in 1996, 1995 and 1994, respectively.

 Significant Estimates and Assumptions

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions by management affect the Company's allowance for doubtful accounts, revenue recognition and certain accrued expenses. Actual results could differ from those estimates.

INVESTMENT SECURITIES

  The Company accounts for investment securities based on Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS

                            IDX SYSTEMS CORPORATION

No. 115 provides the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All of the Company's investments have been classified as available-for-sale securities at December 31, 1996 and 1995. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of stockholders' equity.

PROPERTY AND EQUIPMENT

  Real estate, which includes land, buildings and related improvements owned by an Affiliate, is stated at cost. Buildings and related improvements are depreciated using the straight-line method over their estimated useful lives of 30 to 40 years.

  Equipment is stated at cost and is depreciated over its estimated useful life by using the straight-line method. Depreciation is generally computed based on useful lives of three to five years for computer equipment and software and five to ten years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the respective lease or the estimated useful life of the asset.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

  Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of SFAS No. 121 did not have any effect on the carrying value of long-lived assets.

INCOME TAXES

  On November 1, 1995, the Company terminated its status as an "S Corporation" under Section 1362 of the Internal Revenue Code, and thereafter has become subject to federal and state corporate income taxes. Prior to November 1, 1995, the Company was not liable for federal income taxes as income was taxed directly to the Company's stockholders. The Company had provided for income taxes in states in which it operated that did not recognize "S Corporation" status. This change in tax status resulted in the Company recording a $2,036,000 tax benefit in 1995.

  The Company accounts for income taxes using the liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting of assets and liabilities at each year end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

STOCK OPTION PLANS

  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because

                            IDX SYSTEMS CORPORATION
the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NET INCOME PER SHARE

  Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options using the treasury stock method. Primary and fully diluted net income per share amounts were the same in 1996.

PRO FORMA INFORMATION (UNAUDITED)

 Pro Forma Consolidated Statement of Income

  On November 1, 1995, the Company terminated its status as an S Corporation and thereafter became subject to federal and state corporate income taxes. Accordingly, for informational purposes, the accompanying consolidated statements of income for the years ended December 31, 1995 and 1994 includes an unaudited pro forma adjustment for income taxes, based on the tax laws in effect at the time, which would have been recorded if the Company had not been an S Corporation.

  Total pro forma income tax expense is different from the amount which would be provided by applying the statutory federal rate to income before income taxes principally due to the effect of state income taxes, non-deductible permanent items and capital losses for which a valuation allowance has been provided due to the uncertainty of realization during the carryforward period.

 Pro Forma Net Income Per Share

  Pro forma net income per share is computed using pro forma net income and the weighted average number of common and dilutive common stock equivalent shares. Common Stock equivalents are attributable to stock options using the treasury stock method and, for the nine-month period ended September 30, 1995 and the year ended December 31, 1994, include the weighted average estimated number of shares which was necessary to fund the payment of undistributed S Corporation earnings in excess of the previous twelve months net income. Common Stock and Common Stock equivalent shares issued during the twelve-month period prior to the effective date of the initial public offering have been included in the calculation as if they were outstanding for the nine-month period ended September 30, 1995 and the year ended December 31, 1994 using the treasury stock method. The initial public offering price was used in the determination of Common Stock equivalents for all periods presented up to the effective date of the initial public offering. After that date, the market prices of Common Stock were used for computing Common Stock equivalents. Primary and fully diluted pro forma net income per share are the same for each period presented.

                            IDX SYSTEMS CORPORATION

2. SECURITIES AVAILABLE-FOR-SALE

  The following is a summary of securities available-for-sale at December 31, 1996 and 1995:

                                                   GROSS      GROSS    ESTIMATED
                                                 UNREALIZED UNREALIZED   FAIR
                                          COST     GAINS      LOSSES     VALUE
                                         ------- ---------- ---------- ---------
                                                     (IN THOUSANDS)
   DECEMBER 31, 1996
   U.S. government securities........... $38,065    $43        $(56)    $38,052
   Other debt securities................   1,563      1         (11)      1,553
                                         -------    ---        ----     -------
     Total debt securities..............  39,628     44         (67)     39,605
   Equity securities....................   8,500                          8,500
   Tax-free investment fund.............  34,122                         34,122
                                         -------    ---        ----     -------
                                         $82,250    $44        $(67)    $82,227
                                         =======    ===        ====     =======
   DECEMBER 31, 1995
   U.S. government securities........... $ 3,178    $50        $(16)    $ 3,212
   Other debt securities................     500                 (4)        496
                                         -------    ---        ----     -------
     Total debt securities..............   3,678     50         (20)      3,708
   Equity securities....................   2,242     19                   2,261
   Tax-free investment fund.............  40,545                         40,545
                                         -------    ---        ----     -------
                                         $46,465    $69        $(20)    $46,514
                                         =======    ===        ====     =======

  The net unrealized gain (loss) on securities available-for-sale included as a separate component of stockholders' equity totaled ($23,000) and $49,000 at December 31, 1996 and 1995, respectively.

  Marketable equity securities and the amortized cost and estimated fair value of debt securities at December 31, 1996, by contractual maturity, are shown below.

                                                                  ESTIMATED FAIR
                                                           COST       VALUE
                                                          ------- --------------
                                                              (IN THOUSANDS)
   Due in one year or less............................... $32,054    $32,029
   Due after one year through three years................   5,939      5,940
   Due after three years.................................   1,635      1,636
                                                          -------    -------
                                                           39,628     39,605
   Equity securities.....................................   8,500      8,500
   Tax-free investment fund..............................  34,122     34,122
                                                          -------    -------
                                                          $82,250    $82,227
                                                          =======    =======

3. ADVANCES TO RELATED PARTIES

  During 1995 and 1994, the Company advanced $309,000 and $2,361,000, respectively, to HLP which was used in connection with the construction of leasehold improvements to be owned by the Company. At December 31, 1995, leasehold improvements of $1,509,000 were capitalized by the Company and the balance of the advance of $1,161,000 was remitted to the Company.

                            IDX SYSTEMS CORPORATION

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

  Equipment and leasehold improvements consists of the following:

                                                                  DECEMBER 31
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
                                                                (IN THOUSANDS)
   Computer equipment and software............................. $19,288 $17,480
   Furniture and fixtures......................................   3,951   3,071
   Leasehold improvements......................................   6,810   4,940
                                                                ------- -------
                                                                 30,049  25,491
   Less accumulated depreciation and amortization..............  17,016  13,465
                                                                ------- -------
                                                                $13,033 $12,026
                                                                ======= =======

5. INVESTMENT IN PREFERRED STOCK

  In December 1993, the Company entered into a Preferred Stock Purchase Agreement ("Stock Agreement") with a development stage company ("Investee") engaged in the development and sale of software systems for clinical care applications. The Stock Agreement provided that the Investee issue 15,000 shares of $100 par value preferred stock in exchange for $1,500,000 payable in installments from December 1993 to November 1994. During 1994 the Investee incurred a substantial operating loss and deficiency in revenues compared to the Investee's business plan upon which the Company had placed significant reliance at the date of its investment. Based on this information, the Company believes that its investment has been substantially impaired on an other than temporary basis and, as of December 31, 1994, recognized a loss of $1,500,000.

6. ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                   DECEMBER 31
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
   Employee compensation and benefits............................ $5,777 $4,217
   Other.........................................................  2,054  3,016
                                                                  ------ ------
                                                                  $7,831 $7,233
                                                                  ====== ======

7. CREDIT ARRANGEMENTS

  Under a line of credit arrangement with a bank, the Company may borrow up to $2,000,000 on a demand basis subject to terms and conditions upon which the Company and the bank may mutually agree. The line of credit arrangement expires on May 31, 1997. At December 31, 1996 and for each of the three years in the period then ended, there were no borrowings under this arrangement.

8. REAL ESTATE

OWNED BY AFFILIATES

  Real estate as of December 31, 1996 and 1995 includes land and buildings owned by BDP whose real estate was leased almost exclusively by the Company and for which the Company is subject to substantially all the risks of ownership. BDP is owned and controlled by stockholders and certain key employees of the Company

                            IDX SYSTEMS CORPORATION
and is required to be consolidated under generally accepted accounting principles and rules and regulations of the Commission. At December 31, 1996 and 1995, this real estate consisted of the following:

                                                                   DECEMBER 31
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
   Corporate headquarters........................................ $5,438 $5,351
   Accumulated depreciation......................................  1,283  1,156
                                                                  ------ ------
                                                                  $4,155 $4,195
                                                                  ====== ======

  Long-term debt related to certain of the real estate described above is as follows:

                                                                   DECEMBER 31
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
   Obligation under industrial revenue bond, principal
    installments of $200 in 1997 and $2,600 in 2009, interest at a floating variable rate (4.6% at December 31, 1996), secured by real estate owned by BDP.................................. $2,800 $3,000
   Other.........................................................           110
                                                                  ------ ------
                                                                   2,800  3,110
   Less current portion..........................................    200    203
                                                                  ------ ------
   Long-term debt................................................ $2,600 $2,907
                                                                  ====== ======

  The industrial revenue bond and related mortgage notes payable are collateralized by land and buildings consisting of the Company's corporate headquarters and certain sales and support offices. These obligations require the Affiliates and the Company to maintain certain financial ratios and comply with certain covenants. Interest expense related to this debt amounted to $155,000, $204,000 and $279,000 in 1996, 1995, and 1994, respectively.

OPERATING LEASES

  During 1994, the Company entered into a long-term lease agreement for approximately 40% of the office space in a commercial office building in Boston owned by HLP (see Note 3). HLP is owned and controlled by stockholders and certain key employees of the Company. In connection with entering into this lease, the Company terminated existing leases for substantially all the space at the sales and support offices owned by the REP's. At December 31, 1996, future obligations due under the operating lease with HLP, REP's and unrelated parties for sales and support offices are as follows:

                                          HLP    REPS  SUB TOTAL OTHERS   TOTAL
                                        ------- ------ --------- ------- -------
                                                     (IN THOUSANDS)
   Year ending December 31:
     1997.............................. $ 2,106 $  309  $ 2,415  $ 1,366 $ 3,781
     1998..............................   2,106    265    2,371    1,260   3,631
     1999..............................   2,106    221    2,327    1,080   3,407
     2000..............................   2,317    221    2,538      642   3,180
     2001..............................   2,317    221    2,538      362   2,900
     Thereafter........................  35,382    110   35,492      181  35,673
                                        ------- ------  -------  ------- -------
                                        $46,334 $1,347  $47,681  $ 4,891 $52,572
                                        ======= ======  =======  ======= =======

                            IDX SYSTEMS CORPORATION

  Total rent expense amounted to $4,146,000, $4,302,000 and $1,608,000, during 1996, 1995 and 1994, respectively. Total rent expense includes $2,621,000, $2,571,000 and $975,000 in 1996, 1995 and 1994, respectively, related to the lease with HLP. Total rent expense includes $381,000 and $915,000 in 1996 and 1995, respectively, related to the leases with the REPs.

9. INCOME TAXES

  The provision (benefit) for income taxes consists of the following:

                                                          1996     1995    1994
                                                         -------  -------  ----
                                                            (IN THOUSANDS)
   Currently payable:
     Federal............................................ $10,142  $ 1,556
     State..............................................   2,211      222  $325
                                                         -------  -------  ----
                                                          12,353    1,778   325
   Deferred, principally Federal........................  (2,432)  (2,036)
                                                         -------  -------  ----
                                                         $ 9,921  $  (258) $325
                                                         =======  =======  ====

  A reconciliation of the federal statutory rate to the effective income tax rate during 1996 is as follows:

   Tax at federal statutory rate.......................................... 34.0%
   State taxes, net of federal benefit....................................  5.5
   Other, net.............................................................   .5
                                                                           ----
                                                                           40.0%
                                                                           ====

  Significant components of the Company's deferred tax asset are as follows:

                                                                   DECEMBER 31
                                                                  -------------
                                                                   1996   1995
                                                                  ------ ------
                                                                       (IN
                                                                   THOUSANDS)
   Deferred revenue.............................................. $  937 $  646
   Depreciation..................................................  2,235    501
   Allowances and accruals.......................................  1,296    889
   Capital loss carryforward.....................................    600    600
                                                                  ------ ------
                                                                   5,068  2,636
   Less valuation allowance......................................    600    600
                                                                  ------ ------
                                                                  $4,468 $2,036
                                                                  ====== ======

10. RECAPITALIZATION AND INITIAL PUBLIC OFFERING

  In September 1995, the Company's Board of Directors and stockholders approved a four-for-one stock split of its Common Stock, effective September 27, 1995. All shares and option information in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

  In September 1995, the Company's Board of Directors and stockholders approved an amendment to its charter to authorize 5,000,000 shares of undesignated preferred stock, and increase the number of authorized shares of Common Stock to 50,000,000. These amendments became effective on November 17, 1995.

                            IDX SYSTEMS CORPORATION

  In November 1995, the Company completed its initial public offering in which 4,604,500 shares of Common Stock were sold at a per share price of $18. Net proceeds, after deduction of $6,717,000 for underwriters' fees and other offering costs, amounted to $76,164,000.

11. BENEFIT PLANS

PROFIT SHARING RETIREMENT PLAN

  The Company maintains a profit sharing retirement plan for all employees meeting age and service requirements. The contributions to the plan are discretionary, as determined by the Board of Directors. The Company expects to continue the plan indefinitely; however, the Company has reserved the right to modify, amend or terminate the plan. For the years ended December 31, 1996, 1995 and 1994, the Company has expensed $2,840,000, $2,400,000 and $2,046,000, respectively.

STOCK PURCHASE PLAN

  In September 1995, the Company's Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan (the "ESPP") under which eligible employees may purchase Common Stock at a price per share equal to 85% of the lower of the fair market value of the Common Stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 500,000 shares of Common Stock have been reserved for issuance under this plan. During the year ended December 31, 1996, approximately 160,000 shares were purchased under this plan. At December 31, 1995, $351,000 had been withheld from employees' salaries for 1996 purchases under the plan and were included in accrued expenses.

NONQUALIFIED STOCK OPTIONS

  Nonqualified stock options are granted at a minimum of the fair market value at the date of grant, and generally vest over five years or immediately in the event of a public stock offering or the merger of the Company when the Company is not the surviving entity. The options have no expiration date. As of December 31, 1996, nonqualified options to acquire 3,516,596 shares of Common Stock have been granted at exercise prices ranging from $.31 to $31.88 per share. During 1996, 1995 and 1994, options to acquire 8,000, 1,636,020 and 1,318,000 shares, respectively, were exercised at prices ranging from $.31 to $7.82 per share.

  In September 1995, the Company's Board of Directors approved the 1995 Director Stock Option Plan (the "Director Plan"), which provides that each non-employee director of the Company be granted an option to acquire 2,000 shares of Common Stock on the date that person becomes a director but, in any event, not earlier than the effective date of the Director Plan. Options are granted at a price equal to the fair market value on the date of grant. The option becomes exercisable on the first anniversary of the date of grant, and the term of the option is ten years from the date of grant. The Company has reserved 30,000 shares of Common Stock for issuance under the Director Plan. As of December 31, 1996, options to acquire 12,000 shares of Common Stock have been granted under the Director Plan at exercise prices ranging from $18.00 to $36.75 per share, 6,000 of which are exercisable.

INCENTIVE STOCK OPTION PLANS

  During 1985 and 1994, the Company established incentive stock option plans providing for the grant of options for the issuance of 959,640 and 696,460 shares, respectively, of Common Stock. Options are granted at fair market value at the time of grant and became immediately exercisable at the time of the initial public

                            IDX SYSTEMS CORPORATION
offering. The 1994 Plan also provides for the grant of stock appreciation rights ("SAR's"). The options expire on the tenth anniversary of the date of the grant or upon termination of employment. No SAR's have been granted under the 1994 Plan which terminated upon the completion of the initial public offering. The 1985 Plan was terminated in March 1995.

  In September 1995, the Company's stockholders approved the 1995 Stock Option Plan (the "1995 Option Plan"). The 1995 Option Plan provides for the grant of stock options to employees, officers and directors of, and consultants and advisors to, the Company. Under the 1995 Option Plan, the Company may grant options that are intended to qualify as incentive stock options under provisions of the Internal Revenue Code or options not intended to qualify as incentive stock options. The option grants, exercise price, vesting and expiration will be authorized by a compensation committee comprised of the Company's nonmanagement directors. A total of 1,470,000 shares of Common Stock may be issued upon the exercise of options granted under the 1995 Option Plan.

  In 1994, the Board of Directors voted to distribute $424,000 to certain key employees who are not stockholders. These distributions, which were charged to selling, general and administrative expense in the year distributed, were made to compensate key employees in connection with the expiration of certain incentive stock options. These distributions were discretionary and the Board is not obligated to approve similar distributions in future years.

STOCK BASED COMPENSATION

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and shares issued pursuant to the ESPP under the fair value method of that Statement. The fair value for these options and shares issued pursuant to the ESPP were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          OPTIONS      ESPP
                                                         ----------  ----------
                                                         1996  1995  1996  1995
                                                         ----  ----  ----  ----
   Expected life (years)................................  6.9   3.1   .57   --
   Interest rate........................................  6.5%  5.9%  6.4%  --
   Volatility........................................... 39.0% 24.0% 39.0%  --
   Dividend yield.......................................  0.0%  0.0%  0.0%  --

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                                  1996    1995
                                                                 ------- ------
   Pro forma net income......................................... $13,372 $9,523
   Pro forma net income per share............................... $   .63 $  .55

                            IDX SYSTEMS CORPORATION

  The effects on 1996 and 1995 pro forma net income and net income per share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one and two years of option grants under the Company's plans.

  A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                               WEIGHTED-AVERAGE
                                                    OPTIONS     EXERCISE PRICE
                                                   ----------  ----------------
   Outstanding at December 31, 1993..............   3,429,764       $ 1.98
     Granted.....................................     446,996       $ 4.58
     Exercised...................................  (1,322,000)      $  .36
                                                   ----------
   Outstanding at December 31, 1994..............   2,554,760       $ 3.26
     Granted.....................................     533,752       $12.26
     Exercised...................................  (1,829,416)      $ 2.32
                                                   ----------
   Outstanding at December 31, 1995..............   1,259,096       $ 8.45
     Granted.....................................     712,576       $30.48
     Exercised...................................    (493,720)      $ 5.30
     Forfeited...................................     (34,386)      $23.65
                                                   ----------
   Outstanding at December 31, 1996..............   1,443,566       $20.04
                                                   ==========
   Exercisable at December 31, 1996..............     537,562       $ 7.30
                                                   ==========
   Available for Future Grants...................     512,058
                                                   ==========
   Weighted-average fair value of options granted
    during 1996..................................                   $16.03

  The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 1996:

                                     OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                            ------------------------------------- --------------------------
                                                         WEIGHTED
    RANGE OF                            WEIGHTED AVERAGE AVERAGE                 WEIGHTED
    EXERCISE                  NUMBER       REMAINING     EXERCISE   NUMBER       AVERAGE
     PRICES                 OUTSTANDING CONTRACTUAL LIFE  PRICE   EXERCISABLE EXERCISE PRICE
    --------                ----------- ---------------- -------- ----------- --------------
   $ 2.95-$ 5.14...........    225,600     6.99 years     $ 4.62    225,600       $ 4.62
   $ 5.18-$ 7.82...........    239,024     4.43 years       6.56    239,024         6.56
   $18.00..................    281,752     8.87 years      18.00     72,938        18.00
   $24.25-$30.00...........    124,492     9.32 years      28.73          0           --
   $30.63-$36.75...........    572,698     9.69 years      30.86          0           --
                             ---------                              -------
                             1,443,566                              537,562
                             =========                              =======

                            IDX SYSTEMS CORPORATION

12. QUARTERLY INFORMATION (UNAUDITED)

  A summary of operating results and pro forma net income per share for the quarterly periods in the two years ended December 31, 1996 is set forth below:

                                                QUARTER ENDED
                              --------------------------------------------------
                              MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31  TOTAL
                              -------- ------- ------------ ----------- --------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 1996
  Total revenues............  $37,345  $39,082   $38,588      $42,564   $157,579
  Gross profit..............   17,954   19,732    19,238       21,110     78,034
  Net income................    3,353    3,856     3,429        4,244     14,882
  Net income per share......  $  0.16  $  0.18   $  0.16      $  0.20   $   0.70
Year ended December 31, 1995
  Total revenues............  $29,245  $33,444   $32,104      $33,327   $128,120
  Gross profit..............   12,749   16,070    14,490       16,061     59,370
  Net income................    3,419    4,128     3,347        5,471     16,365
  Pro forma net income......    2,167    2,616     2,116        2,708      9,607
  Pro forma net income per
   share....................  $  0.13  $  0.15   $  0.12      $  0.15   $   0.55

13. SUBSEQUENT EVENTS

  On February 26, 1997, the Company acquired certain data model technology from Medaphis Healthcare Information Technology Company for a cash price between $2.5 and $3.5 million. The acquisition will be accounted for under the purchase method. A substantial portion of the purchase price is expected to be expensed as in-process research and development in connection with the Company's development of a healthcare data model.

  On March 25, 1997, the Company entered into an Agreement and Plan of Merger ("Agreement") with PHAMIS, Inc. ("PHAMIS"), a provider of acute care clinical and hospital-based information solutions. The merger, which has been approved by the Boards of Directors of each company, is subject to regulatory and shareholder approval. The Agreement provides for the stockholders of PHAMIS to receive .73 shares of the Company's Common Stock for each share of PHAMIS Common Stock, subject to adjustment within a range of .68 to .80 shares of IDX Common Stock, based on an average market price per share of IDX. Approximately
6.1 million shares of Common Stock of PHAMIS are outstanding and subject to the exchange. Management expects that the merger, if consummated, will be accounted for under the pooling of interests method.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
IDX Systems Corporation

  We have audited the accompanying consolidated balance sheets of IDX Systems Corporation and Affiliates as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDX Systems Corporation and Affiliates at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Boston, Massachusetts
February 5, 1997, except for
Note 13, as to which
the date is March 25, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements on accounting and financial disclosure matters.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's 1997 Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is contained in this Company's 1997 Proxy Statement under the captions "Board of Directors Compensation" and "Compensation of Executive Officers" and is incorporated herein by reference. Information relating to delinquent filings of Forms 3, 4 and 5 of the Company is contained in the Company's 1997 Proxy Statement under the caption "Compliance with Section 16 Reporting Requirements."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is contained in the Company's 1997 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is contained in the Company's 1997 Proxy Statement under the captions "Compensation Committee Interlocks and Insider
Participation" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          PAGE
                                                                          ----
(a) The following consolidated financial statements of IDX Systems
    Corporation are included in Item 8.
1. Consolidated Balance Sheets at December 31, 1996 and 1995.............   24
   Consolidated Statements of Income for the Years Ended December 31,
    1996, 1995 and 1994...................................................  25
   Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 1996, 1995 and 1994......................................  26
   Consolidated Statements of Cash Flows for the Years Ended December 31,
    1996, 1995 and 1994...................................................  27
   Notes to the Consolidated Financial Statements.........................  28
   Report of Independent Auditors on Financial Statements.................  40
2. All schedules are omitted as the information required is inapplicable or the information is presented in the consolidated financial statements or the related notes.
3. The Exhibits listed in the Exhibit Index immediately preceding the
   Exhibits are filed as a part of this Annual Report on Form 10-K.

(b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 25TH DAY OF MARCH, 1997.

                                          IDX Systems Corporation

                                                  /s/ Richard E. Tarrant
                                          By: _________________________________
                                             RICHARD E. TARRANT, PRESIDENT AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

       /s/ Richard E. Tarrant          President, Chief         March 19, 1997
-------------------------------------   Executive Officer
         RICHARD E. TARRANT             and Director
                                        (Principal
                                        Executive Officer)

          /s/ John A. Kane             Vice President,          March 25, 1997
-------------------------------------   Finance and
            JOHN A. KANE                Administration,
                                        Chief Financial
                                        Officer and
                                        Treasurer
                                        (Principal
                                        Financial and
                                        Accounting Officer)

         /s/ Paul L. Egerman           Director                 March 19, 1997
-------------------------------------
           PAUL L. EGERMAN

                                                                March 19, 1997
       /s/ Henry M. Tufo, M.D.         Director
-------------------------------------
         HENRY M. TUFO, M.D.

         /s/ Robert H. Hoehl           Director                 March 19, 1997
-------------------------------------
           ROBERT H. HOEHL

     /s/ Stuart H. Altman, Ph.D.       Director                 March 19, 1997
-------------------------------------
       STUART H. ALTMAN, PH.D.

        /s/ Larry D. Grandia           Director                 March 25, 1997
-------------------------------------
          LARRY D. GRANDIA

         /s/ Steven M. Lash            Director                 March 25, 1997
-------------------------------------
           STEVEN M. LASH

                                 EXHIBIT INDEX

  The following exhibits are filed as part of this Annual Report on Form 10-K.

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
  3.1*       Second Amended and Restated Articles of Incorporation.
  3.2*       Second Amended and Restated bylaws.
  4.1*       Specimen Certificate for shares of Common Stock, $.01 par
              value, of the Registrant.
 10.1#*      1985 Incentive Stock Option Plan.
 10.2#*      1994 Incentive Stock Option Plan.
 10.3#*      1995 Stock Option Plan.
 10.4#*      1995 Director Stock Option Plan.
 10.5#*      1995 Employee Stock Purchase Plan.
 10.6#*      Description of Registrant's Executive Bonus Plan.
 10.7#*      Employment Agreement between the Registrant and Paul L.
              Egerman dated as of June 24, 1994.
 10.8*       Agreement between Richard E. Tarrant, Robert H. Hoehl and
              Paul L. Egerman dated as of June 24, 1994.
 10.9*       Agreement between the Registrant, Richard E. Tarrant,
              Robert H. Hoehl and Paul L. Egerman dated as of September
              18, 1995.
 10.10#*     Amended and Restated Consulting/Employment Agreement
              between the Registrant and Henry M. Tufo, dated as of
              March 7, 1995, and related Letter Agreement between
              Mr. Tufo and the Registrant dated August 11, 1995.
 10.11*      Employment, Noncompetition and Nondisclosure Agreement
              between the Registrant and Richard E. Tarrant.
 10.12*      Employment, Noncompetition and Nondisclosure Agreement
              between the Registrant and Robert H. Hoehl.
 10.13*      Employment, Nondisclosure and Noncompetition Agreement
              between the Registrant and Jeffrey M. Blanchard dated in
              1987.
 10.14*      Employment, Noncompetition and Nondisclosure Agreement
              between the Registrant and James H. Crook, Jr. dated
              September 19, 1995.
 10.15*      Agreement between the Registrant and Robert F. Galin dated
              April 5, 1982.
 10.16*      Employment Agreement between the Registrant and John A.
              Kane dated October 15, 1984.
 10.17*      Redemption Agreement between the Registrant, Richard E.
              Tarrant and Robert H. Hoehl dated as of April 1, 1993.
 10.18*      First Amendment to Redemption Agreement between the
              Registrant, Richard E. Tarrant and Robert H. Hoehl.
 10.19*      Amended and Restated Certificate and Agreement of Limited
              Partnership of 4901 LBJ Limited Partnership between the
              Registrant and Richard E. Tarrant, Robert H. Hoehl, Paul
              L. Egerman, John A. Kane, Robert F. Galin and certain of
              the Registrant's employees dated as of April 1, 1992, as
              amended on July 1, 1993.
 10.20*      Lease Agreement between the Registrant and 4901 LBJ Limited
              Partnership dated as of April 7, 1992.

 EXHIBIT NO.                         DESCRIPTION                           PAGE
 -----------                         -----------                           ----
 10.21*      Indenture of Lease between the Registrant and IDS Realty
              Trust dated as of December 1, 1981, as amended on June 29,
              1995.
 10.22*      Lease Agreement between the Registrant and BDP Realty
              Associates relating to 1500 Shelburne Road dated July 6,
              1979.
 10.23*      Extension of Lease Agreement between the Registrant and BDP
              Realty Associates relating to 1500 Shelburne Road dated as of August 16, 1995.
 10.24*      Lease Agreement between the Registrant and BDP Realty
              Associates relating to 1400 Shelburne Road dated March 1,
              1989.
 10.25*      Guaranty Modification Agreement relating to 1400 Shelburne
              Road dated as of September 15, 1995.
 10.26*      Reimbursement Agreement among the Registrant, BDP Realty
              Associates and State Street Bank and Trust Company dated
              as of January 25, 1993.
 10.27*      Agreement of Lease between the Registrant and Huntington
              Avenue Limited Partnership dated as of April 13, 1994, as
              amended through January 1, 1995.
 10.28*      Guaranty Release Agreement relating to 116 Huntington
              Avenue.
 10.29*      Option Agreement between the Registrant and BDP Realty
              Associates.
 10.30*      Tax Indemnification Agreement between the Registrant and
              the stockholders listed on Schedule A thereto.
 10.31*      Employment, Noncompetition and Nondisclosure Agreement
              between the Registrant and Pamela J. Pure effective April
              3, 1995.
 10.32#*     Letter Agreement between the Registrant and Pamela J. Pure dated March 7, 1995.
 10.33#*     Letter Agreement between the Registrant and Pamela J. Pure dated October 23, 1995.
 10.34#*     Nonqualified Stock Option Agreement dated as of September
              1, 1991 between the Registrant and John A. Kane.
 10.35#*     Nonqualified Stock Option Agreement dated as of September
              1, 1992 between the Registrant and John A. Kane.
 10.36#      Letter Agreement between the Registrant and Jeffrey V.         45
              Sutherland, Ph.D. dated
              August 16, 1996
 10.37       Employment, Noncompetition and Nondisclosure Agreement         47
              between the Registrant and Jeffrey V. Sutherland, Ph.D.
              dated September  , 1996.
 11          Statement regarding computation of earnings per share.         55
 23          Consent of Ernst & Young LLP                                   56
 27          Financial Data Schedule                                        57

--------
# Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.
* Incorporated herein by reference to the Company's Registration Statement on Form S-1, as amended (File No. 33-97104).