Form 10-Q/A
period 1997-03-31
IDX SYSTEMS CORP
filed 1997-05-23
CIK 1001185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q
                                 AMENDMENT NO. 1
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997
                          -------------------------------

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

                      Yes   X           No
                          ----             ----
         Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                      Yes   X           No
                          ----             ----

       The number of shares outstanding of the registrant=s common stock as of May 9, 1997 was 21,029,620.
===============================================================================
                        [Exhibit index begins on Page 16]

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                  For the quarterly Period Ended March 31, 1997

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Financial Statements:

         a) Condensed consolidated balance sheets as of
            March 31, 1997 and December 31, 1996 (unaudited)...................3

         b) Condensed consolidated statements of income for the three months ended March 31, 1997 and 1996 (unaudited)...................4

         c) Condensed consolidated statements of cash flows
            for the three months ended March 31, 1997 and 1996
            (unaudited)........................................................5

         d) Notes to condensed consolidated financial statements...............6

ITEM 2.  Management's discussion and analysis of financial
         condition and results of operations ..................................7

PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings....................................................14

ITEM 2.  Changes in securities................................................14

ITEM 3.  Defaults upon senior securities......................................14

ITEM 4.  Submission of matters to a vote of security holders..................14

ITEM 5.  Other information....................................................14

ITEM 6.  Exhibits and reports on Form 8-K.....................................14

SIGNATURES....................................................................15

EXHIBIT INDEX.................................................................16


PART I...FINANCIAL INFORMATION





Item 1...Interim Financial Statements


                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (unaudited)
                                   -----------


                                     March 31           December 31
                                        1997               1996
                                        ----               ----

ASSETS

Cash and securities                 $ 90,848           $ 94,554
Accounts receivable, net              42,982             39,092
Other current assets                   6,424              5,221
                                    ---------           --------
Total current assets                 140,254            138,867

Property and equipment, net           19,064             17,188

Other assets                           2,473              2,520
                                    ---------           --------

Total assets                        $161,791           $158,575
                                     =======            =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued
 expenses                         $  16,838            $ 17,555
Deferred revenue                      9,120               8,951
                                   ---------           --------
Total current liabilities            25,958              26,506

Long term debt                        2,600               2,600

Minority interest                     2,207               2,079

Stockholders' equity                131,026             127,390
                                    -------             -------

Total liabilities and
   stockholders' equity            $161,791            $158,575
                                    =======             =======


     See Notes to the Condensed Consolidated Financial Statements


NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

Item 1.  Interim Financial Statements.


                             IDX SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (Unaudited)
                                 -----------


                                                Three Months Ended
                                                     March 31
                                                1997           1996
                                                ----           ----

REVENUES
Software license fees                           $17,060        $ 12,428
Maintenance and service fees                     20,713          16,780
Hardware sales                                    7,285           8,137
                                               --------        --------
Total revenues                                   45,058          37,345

OPERATING EXPENSES
Cost of license, maintenance
   and service fees                              15,933          12,779
Cost of hardware sales                            5,563           6,612
Selling, general and administrative               9,547           7,491
Research and development                          7,039           5,786
Write-off of acquired in-process
   research and development costs                 2,290
                                              ---------       ---------
                                                 40,372          32,668

Operating income                                  4,686          4,677
Interest and other income, net                     (980)          (910)
                                                --------       --------
Income before income taxes                        5,666          5,587
Income tax provision                              2,266          2,234
                                               ---------      ---------
Net income                                     $  3,400       $  3,353
                                               ========       ========

Net income per share                           $   0.16       $   0.16
                                                =======       ========

Average shares outstanding                       21,539         21,282
                                                 ======         ======


         See Notes to the Condensed Consolidated Financial Statements

Item 1.  Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (unaudited)
                                   -----------

                                                  Three Months Ended
                                                       March 31
                                                  1997           1996
                                                  ----           ----

OPERATING ACTIVITIES
Net income                                        $ 3,400        $ 3,353
Adjustments to reconcile net income to
   net cash used in operating activities:
      Depreciation and amortization.                1,539          1,123
      Increase in allowance for doubtful
        accounts                                      165             29
      Minority interest                               128            112
      Write-off of acquired in-process
         research & development costs               2,290
      Changes in operating assets and
         liabilities, net of effects of
         acquired business
             Accounts receivable                   (3,117)        (5,602)
             Prepaid expenses                      (1,106)          (327)
             Accounts payable                      (4,978)          (508)
             Accrued expenses                       2,611         (1,681)
             Federal and state taxes payable        1,349              3
             Deferred revenue                         169            211
             Other, net                              (477)           123
                                                    -----          -----

Net cash provided by (used in) operating activities 1,973         (3,164)

INVESTING ACTIVITIES
Purchase of property and equipment, net            (3,415)        (1,182)
Purchase of securities available-for-sale, net     (9,090)       (20,989)
Sale of securities available-for-sale               7,893         10,443
Purchase of certain net assets                     (2,500)
                                                   -------       -------
Net cash used in investing activities              (7,112)       (11,728)

FINANCING ACTIVITIES
Proceeds from sale of common stock                    220          1,032
                                                  -------      ---------

Net cash provided by financing activities             220          1,032
                                                  -------      ---------
Decrease in cash and cash equivalents              (4,919)       (13,860)
Cash and cash equivalents at beginning of period   12,327         33,262
                                                   ------       --------
Cash and cash equivalents at end of period        $ 7,408        $19,402
                                                  =======        =======


        See Notes to the Condensed Consolidated Financial Statements

PART I.   FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements


Note 1 - Interim Statement Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - Business Acquisitions

On February 26, 1997, the Company recorded nonrecurring charges of $2.3 million related to the acquisition of certain data model technology from Medaphis HealthcareInformation Technology Company for cash of $2.5 million.
The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare data model.

On March 25, 1997, the Company entered into an Agreement and Plan of Merger ("Agreement") with PHAMIS, Inc. ("PHAMIS"), a provider of acute care clinical and hospital-based information solutions. The merger, which has been approved by the Boards of Directors of each company , is subject to regulatory and shareholder approval. The Agreement provides for the stockholders of PHAMIS to receive .73 shares of the Company's Common Stock for each share of PHAMIS Common Stock, subject to adjustment within a range of .68 to .80 shares of IDX Common Stock, based on an average market price per share of IDX. Approximately 6.1 million shares of Common Stock of PHAMIS are outstanding and subject to the exchange. Management expects that the merger, if consummated, will be accounted for under the pooling of interests method.

Note 3 - Earnings Per Share Information

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

Note 4 - Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

PART I.   FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
This Management's Discussion and Analysis of Financial Conditions and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. The Company has identified by italics, various sentences within this Quarterly Report which contain such forward-looking statements, and words such as "believes," "may," "plans," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures on page 10 under the caption "Factors Affecting Future Results," which is not italicized for improved readability, consists principally of a discussion of risks which may affect future results and, are thus, in their entirety forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS
---------------------
THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

REVENUES
The Company's total revenues increased to $45.1 million in the first three months ended March 31, 1997 from $37.3 million in the corresponding period in 1996, an increase of $7.8 million or 20.6%. Revenues from software license fees increased to $17.1 million during the three months ended March 31, 1997 (37.8% of total revenues) from $12.4 million (33.3% of total revenues) in the corresponding period in 1996, an increase of $4.7 million or 37.2%. The increase was primarily due to an increase in installations of certain of the Company's software products from its Ambulatory Suite. Revenues from maintenance and service fees increased to $20.7 million during the three months ended March 31, 1997 (46.0% of total revenues) from $16.8 million (44.9% of total revenues) in the corresponding period in 1996, an increase of $3.9 million or 23.4%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base. Hardware revenues decreased to $7.3 million during the three months ended March 31, 1997 (16.2% of total revenues) from $8.1 million (21.8% of total revenues) in the corresponding period in 1996, a decrease of $.8 million or 10.5%. The decrease in hardware revenues was principally due to a decline in customer hardware upgrades in 1997 compared to 1996. The Company anticipates the level of hardware sales will vary considerably from period to period and not necessarily in a consistent relationship with other revenue.

COST OF LICENSE, MAINTENANCE AND SERVICE FEES
The cost of license, maintenance and service fees increased to $15.9 million during the three months ended March 31, 1997 from $12.8 million in the corresponding period in 1996, an

PART I.   FINANCIAL INFORMATION

increase of $3.1 million or 24.7%. The gross profit margin on license, maintenance and service fees increased to 57.8% during the three months ended March 31, 1997 from 56.2% in the corresponding period in 1996. The increase in gross profit was due primarily to the increase in software license fees as a percentage to total revenue.

COST OF HARDWARE SALES
The cost of hardware sales decreased to $5.6 million during the three months ended March 31, 1997 from $6.6 million in the corresponding period in 1996, a decrease of $1.0 million or 15.9%. The gross profit margin on hardware sales increased to 23.6% of hardware revenues during the three months ended March 31, 1997, from 18.7% in the corresponding period in 1996. The increase was principally due to the sale of higher margin hardware configurations and hardware operating systems during the quarter ended March 31, 1997. THIS GROSS PROFIT MARGIN TREND IS NOT ANTICIPATED TO CONTINUE IN THE FUTURE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $9.6 million during the three months ended March 31, 1997 from $7.5 million in the corresponding period in 1996, an increase of $2.1 million or 27.4%. As a percentage of total revenues, selling, general and administrative expenses increased to 21.2% during the three months ended March 31, 1997 from 20.1% in the corresponding period in 1996. The increase in selling, general and administrative expenses during the three months ended March 31, 1997 was principally due to an increase in the Company's sales and marketing staff.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $7.0 million during the three months ended March 31, 1997 from $5.8 million in the corresponding period in 1996, an increase of $1.2 million or 21.7%. The increase was due to an increase of staff and outside consultants to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses increased slightly to 15.6% during the three months ended March 31, 1997 compared to 15.5% in the corresponding period in 1996.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS
On February 26, 1997, the Company recorded nonrecurring charges of $2.3 million related to the acquisition of certain data model technology from Medaphis Healthcare Information Technology Company for cash of $2.5 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare data model.

SIGNIFICANT AGREEMENTS
On March 25, 1997, the Company entered into an Agreement and Plan of Merger ("Agreement") with PHAMIS, Inc. ("PHAMIS"), a provider of acute care clinical and hospital-based information solutions. The merger, which has been approved by the Boards of Directors of each company , is subject to regulatory and shareholder approval. The Agreement provides for the stockholders of PHAMIS to receive .73 shares of the Company's Common Stock for each share of PHAMIS Common Stock, subject to adjustment within a range of .68 to .80 shares of IDX Common Stock, based on an average market price per share of IDX. Approximately 6.1 million shares of Common Stock of PHAMIS are outstanding and subject to the exchange. Management expects that the merger, if consummated, will be accounted for under the pooling of interests method.

PART I.   FINANCIAL INFORMATION


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

Cash and cash equivalents at March 31, 1997 were $7.4 million, a decrease of $4.9 million from December 31, 1996. The majority of the decrease was due to the purchase of investment grade marketable securities. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $2.0 million bearing interest at the prime rate. There were no borrowings as of March 31, 1997 or 1996.

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

INCOME TAXES
FOR THE FORESEEABLE FUTURE, THE COMPANY ANTICIPATES AN EXPECTED TAX RATE OF APPROXIMATELY 40% OF PRE-TAX INCOME.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. THE IMPACT OF STATEMENT 128 ON THE CALCULATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE FOR THESE QUARTERS IS NOT EXPECTED TO BE MATERIAL.

PART I.   FINANCIAL INFORMATION


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

FACTORS AFFECTING FUTURE RESULTS
As announced on March 25, 1997, the Company and PHAMIS, Inc. ("PHAMIS") have agreed to merge in the third quarter of 1997 (the "Merger"). IDX and PHAMIS each have similar operations involving the creation, sale and support of computer systems for healthcare clients. Such operations differ primarily with respect to the nature of each of IDX's and PHAMIS's clientele and product technologies. Integrating the operations (including product development, installation of information and software systems, client services, marketing plans and activities, employee hiring and training, and expansion strategy) and management of the two companies will be a time-consuming process, and there can be no assurance that this integration will result in the achievement of any of the anticipated synergies and other benefits expected to be realized from the Merger. In addition, any required divestitures of assets or other commitments required by the Federal Trade Commission could limit the synergies and other benefits expected. Moreover, the integration of these organizations will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the Company. The inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business and operating results of the operations of IDX and PHAMIS after the Merger (the "Combined Company"). The Company expects to incur Merger related pre-tax charges covering the costs of the Merger, the costs of restructuring the combined operations, and for other related costs principally in the quarter in which the Merger is consummated. Additional unanticipated expenses may be incurred in connection with the integration of the business of the Company and PHAMIS.

The Company's revenues and operating results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations, and length of sales cycles and installation efforts. The timing of revenues from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction, the changing business plans of the customer, the effectiveness of customer's management, and general economic conditions. In addition, because revenue is recognized at various points during the installation process, the timing of revenue recognition varies considerably based on a number of factors, including availability of personnel, availability of the customer's resources and complexity of the needs of the customer's organization. The Company's initial contact with a potential customer depends in significant part on the customer's decision to replace, expand, or substantially modify its existing information systems, or modify or add business processes or lines of business. How and when to implement, replace, expand or substantially modify an information system or modify or add business processes or lines of business, are major decisions for health care organizations. Accordingly, the sales cycle for the Company's systems is typically three to 18 months or more from contract execution to completion of installation. During the sales cycle and the installation cycle, the Company expends substantial time, effort and funds preparing contract proposals, negotiating the contract and implementing the system. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales and installation can cause significant

PART I.   FINANCIAL INFORMATION

variations in operating results from quarter to quarter. The Company's future operating results may fluctuate as a result of these and other factors, such as customer purchasing patterns, and the timing of new product and service introductions and product upgrade releases.

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

PART I.   FINANCIAL INFORMATION


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

PART I.   FINANCIAL INFORMATION


The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (i) register and list their products with the FDA,
(ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to FDC Acts general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the Company's results of operations, financial condition or business.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.


Item 5.  OTHER INFORMATION

                  None.


Item 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, & REPORTS ON FORM 8-K

                  (a) The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

                  (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report; however, the Company filed a Reporton Form 8-K on April 3, 1997 in connection with an Agreement and Plan of Merger with PHAMIS, Inc. No financial statements were filed with such report.

SIGNATURES






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IDX SYSTEMS CORPORATION


Date:    May 13, 1997                        By:/s/ JOHN A. KANE
                                                _______________________________
                                                John A. Kane,
                                                Vice President, Finance and
                                                Administration, Chief Financial
                                                Officer and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

EXHIBIT INDEX






                                  Exhibit Index
                                  -------------
         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit No.       Description                                              Page
-----------       -----------                                              ----

11                Statement regarding computation of per share earnings.   17




                                   EXHIBIT 11

                             IDX SYSTEMS CORPORATION
                        SCHEDULES OF NET INCOME PER SHARE
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                    Primary                    Fully Diluted
                            ------------------------     -----------------------
                                  THREE MONTHS                 THREE MONTHS
                                 ENDED MARCH 31,              ENDED MARCH 31,
                              1997              1996     1997               1996
                            ------------------------     -----------------------

Weighted average shares
   outstanding               21,002           20,409      21,002          20,409

Netdilutive effect of stock
  options-based  on the
  treasury stock method
  using the average price
  for primary and ending
  price, if higher,for
  fully diluted                537               873        537              873

                           --------------------------     ----------------------
Total shares                21,539            21,282     21,539           21,282
                            ========================     =======================

Net income                  $3,400            $3,353     $3,400           $3,353
                             =====             =====      =====            =====
Net income per share       $  0.16           $  0.16    $  0.16          $  0.16
                             =====             =====      =====            =====
