Form 10-Q
period 1997-06-30
IDX SYSTEMS CORP
filed 1997-08-13
CIK 1001185

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                        -------------------------------

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

                              Yes   X           No

       The number of shares outstanding of the registrant's common stock as of August 11, 1997 was 25,738,751.

================================================================================
                        [Exhibit index begins on Page 20]
                                                      --

                            IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
ITEM 1.  Interim Financial Statements:

         a)       Condensed consolidated balance sheets as of
                  June 30, 1997 and December 31, 1996 (unaudited).............3

         b)       Condensed consolidated statements of income for the six
                  months ended June 30, 1997 and 1996 (unaudited).............4

         c)       Condensed consolidated statements of cash flows
                  for the six months ended June 30, 1997 and 1996
                  (unaudited).................................................5

         d)       Notes to condensed consolidated financial statements........6

ITEM 2. Management's discussion and analysis of financial
        condition and results of operations...................................8

PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings...................................................17

ITEM 2.  Changes in securities...............................................17

ITEM 3.  Defaults upon senior securities.....................................17

ITEM 4.  Submission of matters to a vote of security holders.................17

ITEM 5.  Other information...................................................18

ITEM 6.  Exhibits and reports on Form 8-K....................................18

SIGNATURES...................................................................19

EXHIBIT INDEX................................................................20

                                  Page 2 of 22

PART I.  FINANCIAL INFORMATION



Item 1.  Interim Financial Statements


                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                    ---------


                                    JUNE 30           DECEMBER 31
                                     1997                 1996
                                     ----                 ----

ASSETS
Cash and securities                 $ 96,502          $ 94,554
Accounts receivable, net              46,041            39,092
Other current assets                   6,679             5,221
                                    --------          --------
Total current assets                 149,222           138,867

Property and equipment, net           20,722            17,188

Other assets                           2,499             2,520
                                    --------          --------
Total assets                        $172,443          $158,575
                                     =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
  expenses                         $  20,857          $ 17,555
Deferred revenue                       9,342             8,951
                                   ---------          --------
Total current liabilities             30,199            26,506

Long term debt                         2,500             2,600

Minority interest                      1,909             2,079

Stockholders' equity                 137,835           127,390
                                   ---------          --------
Total liabilities and
 stockholders' equity               $172,443          $158,575
                                     =======           =======

     See Notes to the Condensed Consolidated Financial Statements


NOTE: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements.


                             IDX SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                   ---------

                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                       JUNE 30                   JUNE 30
                                  1997          1996        1997        1996
                                  ----          ----        ----        ----

REVENUES
Software license fees             $14,724       $ 13,810    $31,784     $26,238
Maintenance and service fees       22,736         17,734     43,449      34,514
Hardware sales                     10,088          7,538     17,373      15,675
                                  -------       --------    -------     -------
Total revenues                     47,548         39,082     92,606      76,427

OPERATING EXPENSES
Cost of license, maintenance
   and service fees                16,665         13,205     32,598      25,984
Cost of hardware sales              7,727          6,145     13,290      12,757
Selling, general and administrative 9,259          8,337     18,806      15,828
Research and development            6,722          5,912     13,761      11,698
Write-off of acquired in-process
   research and development costs                             2,290
                                 --------       --------   --------    --------
                                   40,373         33,599     80,745      66,267

Operating income                    7,175          5,483     11,861      10,160
Interest and other income, net     (1,187)          (939)    (2,167)     (1,849)
                                 --------       --------   --------    --------
Income before income taxes          8,362          6,422     14,028      12,009
Income tax provision                3,345          2,566      5,611       4,800
                                 --------       --------   --------    --------
Net income                       $  5,017       $  3,856   $  8,417    $  7,209
                                 ========       ========   ========    ========
Net income per share             $   0.23       $   0.18   $   0.39    $   0.34
                                 ========       ========   ========    ========
Average shares outstanding       $ 21,639       $ 21,420   $ 21,589    $ 21,351
                                 ========       ========   ========    ========

       See Notes to the Condensed Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                    ---------

                                                      SIX MONTHS ENDED
                                                            JUNE 30
                                                  1997                1996
                                                  ----                 ----

OPERATING ACTIVITIES
Net income                                        $ 8,417             $ 7,209
Adjustments to reconcile net income to
   net cash provided by operating activities:
      Depreciation and amortization.                3,126               2,306
      Increase in allowance for doubtful
        accounts                                      205                  54
      Minority interest                              (170)                332
      Write-off of acquired in-process
         research & development costs               2,290
     Changes in operating assets and
         liabilities, net of effects of
         acquired business
             Accounts receivable                   (6,708)            (6,904)
             Prepaid expenses                      (1,363)               149
             Accounts payable                      (3,252)               (55)
             Accrued expenses                       2,651               (160)
             Federal and state taxes payable        2,528              2,331
             Deferred revenue                         391               (179)
             Short-term debt                        1,375                 (3)
             Other, net                              (310)               374
                                                     -----               ---
Net cash provided by operating activities           9,180              5,454
INVESTING ACTIVITIES
Purchase of property and equipment, net            (6,660)            (3,177)
Purchase of securities available-for-sale, net    (28,887)           (80,032)
Sale of securities available-for-sale              26,675             56,466
Purchase of certain net assets                     (2,500)
                                                   ------             ------
Net cash used in investing activities             (11,372)           (26,743)

FINANCING ACTIVITIES
Proceeds from sale of common stock                  2,005              3,851
Payments on long-term debt related to real estate    (100)              (207)
                                                   ------             ------
Net cash provided by financing activities           1,905              3,644
                                                   ------             ------
Decrease in cash and cash equivalents                (287)           (17,645)
Cash and cash equivalents at beginning of period   12,326             33,262
                                                   ------             ------
Cash and cash equivalents at end of period        $12,039            $15,617
                                                  =======            =======

        See Notes to the Condensed Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements


Note 1 - Interim Statement Presentation

The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange
Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - Business Acquisitions

On July 10, 1997 (the "Closing Date"), pursuant to an Agreement and Plan of Merger dated as of March 25, 1997 (the "Merger Agreement") by and among IDX Systems Corporation, a Vermont corporation ("IDX"), Penguin Acquisition Corporation, a Washington corporation and wholly-owned subsidiary of IDX ("Penguin") and PHAMIS, Inc., a Washington corporation ("PHAMIS"), IDX acquired PHAMIS by means of a merger (the "Merger") of Penguin with and into PHAMIS, with PHAMIS remaining as the surviving corporation in the Merger. As a result of the Merger, PHAMIS became a wholly-owned subsidiary of IDX. PHAMIS offers healthcare information solutions that are part of a complete software and hardware system strategy design for integrated healthcare delivery enterprises. Penguin was formed solely for the purpose of effecting the Merger.

Pursuant to the Merger Agreement, each outstanding share of PHAMIS Common Stock was converted into .73 of a share of IDX Common Stock. Based upon the capitalization of PHAMIS as of the Closing Date, IDX issued approximately 4.6 million shares of IDX Common Stock to former PHAMIS stockholders in the Merger. No fractional shares were issued in the Merger. PHAMIS stockholders otherwise entitled to receive a fraction of a share of IDX Common Stock in the Merger instead received an amount of cash equal to such fraction multiplied by the price per share of IDX Common Stock on the Nasdaq National Market, as reported by Nasdaq, on the business day immediately preceding the Closing Date. MANAGEMENT EXPECTS THAT THE MERGER WILL BE ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD COMMENCING WITH THE QUARTER ENDING SEPTEMBER 30, 1997. ALL PREVIOUSLY REPORTED OPERATING RESULTS WILL BE RESTATED TO REFLECT THE COMBINED OPERATIONS OF IDX AND PHAMIS.

All options to purchase PHAMIS Common Stock outstanding immediately prior to the Merger were effectively assumed by IDX pursuant to the Merger Agreement. IDX registered on a Registration Agreement on Form S-8 approximately 865,568 shares of IDX Common Stock for issuance upon the exercise of stock options formerly exercisable for shares of PHAMIS Common Stock and in connection with the PHAMIS Salary Savings and Deferral Plan.

PART I.  FINANCIAL INFORMATION

Note 3 - Earnings Per Share Information

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Earnings per share as calculated under Statement 128 is not materially different from the primary and fully diluted earnings per share amounts contained herein.

Note 4 - Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
This Management's Discussion and Analysis of Financial Conditions and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. The Company has identified by italics or all capital letters, various sentences within this Quarterly Report which contain such forward-looking statements, and words such as "believes," "may," "plans," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures in the section on page 10 under the caption "Factors Affecting Future Results," which is not italicized for improved readability, consists principally of a discussion of risks which may affect future results and, are thus, in their entirety forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

REVENUES
The Company's total revenues increased to $47.5 million during the three months ended June 30, 1997 from $39.1 million in the corresponding period in 1996, an increase of $8.4 million or 21.7%. Revenues from software license fees increased to $14.7 million during the three months ended June 30, 1997 (31.0% of total revenues) from $13.8 million (35.3% of total revenues) in the corresponding period in 1996, an increase of $.9 million or 6.6%. The increase was primarily due to an increase in installations of certain of the Company's software products from its Ambulatory Suite. Revenues from maintenance and service fees increased to $22.7 million during the three months ended June 30, 1997 (47.8% of total revenues) from $17.7 million (45.4% of total revenues) in the corresponding period in 1996, an increase of $5.0 million or 28.2%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base. Hardware revenues increased to $10.1 million during the three months ended June 30, 1997 (21.2% of total revenues) from $7.6 million (19.3% of total revenues) in the corresponding period in 1996, an increase of $2.5 million or 33.8%. The increase in hardware revenues was principally due to shipments for new customer contracts and customers upgrading their hardware systems. THE COMPANY ANTICIPATES THE LEVEL OF HARDWARE SALES WILL VARY
CONSIDERABLY FROM PERIOD TO PERIOD AND NOT NECESSARILY IN A CONSISTENT RELATIONSHIP WITH OTHER REVENUE.

PART I.  FINANCIAL INFORMATION

COST OF LICENSE, MAINTENANCE AND SERVICE FEES
The cost of license, maintenance and service fees increased to $16.7 million during the three months ended June 30, 1997 from $13.2 million in the corresponding period in 1996, an increase of $3.5 million or 26.2%. The gross profit margin on license, maintenance and service fees decreased to 55.5% during the three months ended June 30, 1997 from 58.1% in the corresponding period in 1996. The decrease in gross profit was due primarily to the decrease in software license fees as a percentage to total revenue.

COST OF HARDWARE SALES
The cost of hardware sales increased to $7.7 million during the three months ended June 30, 1997 from $6.1 million in the corresponding period in 1996, an increase of $1.6 million or 25.7%. The gross profit margin on hardware sales increased to 23.4% of hardware revenues during the three months ended June 30, 1997, from 18.5% in the corresponding period in 1996. The increase was principally due to the sale of higher margin hardware configurations and hardware operating systems during the quarter ended June 30, 1997. THIS GROSS PROFIT MARGIN TREND IS NOT ANTICIPATED TO CONTINUE IN THE FUTURE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $9.3 million during the three months ended June 30, 1997 from $8.4 million in the corresponding period in 1996, an increase of $.9 million or 11.1%. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.5% during the three months ended June 30, 1997 from 21.3% in the corresponding period in 1996. The increase in selling, general and administrative expenses during the three months ended June 30, 1997 was principally due to an increase in the Company's sales and marketing staff.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $6.7 million during the three months ended June 30, 1997 from $5.9 million in the corresponding period in 1996, an increase of $.8 million or 13.7%. The increase was due to an increase of staff and outside consultants to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses decreased to 14.1% during the three months ended June 30, 1997 compared to 15.1% in the corresponding period in 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

REVENUES
The Company's total revenues increased to $92.6 million during the six months ended June 30, 1997 from $76.4 million in the corresponding period in 1996, an increase of $16.2 million or 21.2%. Revenues from software license fees increased to $31.8 million during the six months ended June 30, 1997 (34.3% of total revenues) from $26.2 million (34.3% of total revenues) in the corresponding period in 1996, an increase of $5.6 million or 21.1%. The increase was primarily due to an increase in installations of certain of the Company's software products from its Ambulatory Suite. Revenues from maintenance and service fees increased to $43.4 million during the six months ended June 30, 1997 (46.9% of total revenues) from $34.5 million (45.2%

PART I.  FINANCIAL INFORMATION

of total revenues) in the corresponding period in 1996, an increase of $8.9 million or 25.9%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base. Hardware revenues increased to $17.4 million during the six months ended June 30, 1997 (18.8% of total revenues) from $15.7 million (20.5% of total revenues) in the corresponding period in 1996, an increase of $1.7 million or 10.8%. The increase in hardware revenues was principally due to shipments for new customer contracts and customers upgrading their hardware systems.

COST OF LICENSE, MAINTENANCE AND SERVICE FEES
The cost of license, maintenance and service fees increased to $32.6 million during the six months ended June 30, 1997 from $26.0 million in the corresponding period in 1996, an increase of $6.6 million or 25.5%. The gross profit margin on license, maintenance and service fees decreased to 56.7% during the six months ended June 30, 1997 from 57.2% in the corresponding period in 1996. The slight decrease in gross profit was due primarily to the unchanged percentage to total revenue of software license fees during the six months ended June 30, 1997 compared to the corresponding period in 1996.

COST OF HARDWARE SALES
The cost of hardware sales increased to $13.3 million during the six months ended June 30, 1997 from $12.8 million in the corresponding period in 1996, an increase of $.5 million or 4.2%. The gross profit margin on hardware sales increased to 23.5% of hardware revenues during the six months ended June 30, 1997, from 18.6% in the corresponding period in 1996. The increase was principally due to the sale of higher margin hardware configurations and hardware operating systems during the six months ended June 30, 1997. THIS GROSS PROFIT MARGIN TREND IS NOT ANTICIPATED TO CONTINUE IN THE FUTURE.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $18.8 million during the six months ended June 30, 1997 from $15.8 million in the corresponding period in 1996, an increase of $3.0 million or 18.8%. As a percentage of total revenues, selling, general and administrative expenses decreased slightly to 20.3% during the six months ended June 30, 1997 from 20.7% in the corresponding period in 1996. The increase in selling, general and administrative expenses during the six months ended June 30, 1997 was principally due to an increase in the Company's sales and marketing staff.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $13.8 million during the six months ended June 30, 1997 from $11.7 million in the corresponding period in 1996, an increase of $2.1 million or 17.6%. The increase was due to an increase in staff and outside consultants to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses decreased slightly to 14.9% during the six months ended June 30, 1997 from 15.3% in the corresponding period in 1996.

PART I.  FINANCIAL INFORMATION

SIGNIFICANT AGREEMENTS
On July 10, 1997 (the "Closing Date"), pursuant to an Agreement and Plan of Merger dated as of March 25, 1997 (the "Merger Agreement") by and among IDX Systems Corporation, a Vermont corporation ("IDX"), Penguin Acquisition Corporation, a Washington corporation and wholly-owned subsidiary of IDX ("Penguin") and PHAMIS, Inc., a Washington corporation ("PHAMIS"), IDX acquired PHAMIS by means of a merger (the "Merger") of Penguin with and into PHAMIS, with PHAMIS remaining as the surviving corporation in the Merger. As a result of the Merger, PHAMIS became a wholly-owned subsidiary of IDX. PHAMIS offers healthcare information solutions that are part of a complete software and hardware system strategy design for integrated healthcare delivery enterprises. Penguin was formed solely for the purpose of effecting the Merger.

Pursuant to the Merger Agreement, each outstanding share of PHAMIS Common Stock was converted into .73 of a share of IDX Common Stock. Based upon the capitalization of PHAMIS as of the Closing Date, IDX issued approximately 4.6 million shares of IDX Common Stock to former PHAMIS stockholders in the Merger. No fractional shares were issued in the Merger. PHAMIS stockholders otherwise entitled to receive a fraction of a share of IDX Common Stock in the Merger instead received an amount of cash equal to such fraction multiplied by the price per share of IDX Common Stock on the Nasdaq National Market, as reported by Nasdaq, on the business day immediately preceding the Closing Date. MANAGEMENT EXPECTS THAT THE MERGER WILL BE ACCOUNTED FOR UNDER THE POOLING OF INTERESTS METHOD COMMENCING WITH THE QUARTER ENDING SEPTEMBER 30, 1997. ALL PREVIOUSLY REPORTED OPERATING RESULTS WILL BE RESTATED TO REFLECT THE COMBINED OPERATIONS OF IDX AND PHAMIS.

All options to purchase PHAMIS Common Stock outstanding immediately prior to the Merger were effectively assumed by IDX pursuant to the Merger Agreement. IDX registered on a Registration Agreement on Form S-8 approximately 865,568 shares of IDX Common Stock for issuance upon the exercise of stock options formerly exercisable for shares of PHAMIS Common Stock and in connection with the PHAMIS Salary Savings and Deferral Plan.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception in 1969, the Company has funded its operations, working capital needs and capital expenditures primarily from operations, except for real estate owned by certain partnerships and trusts financed through industrial development bonds.

Cash flows from operations are principally comprised of net income and depreciation and are primarily affected by the net effect of the change in accounts payable and accrued expenses. Due to the seasonality of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably but almost completely due to the volume of business and timing of the recognition of revenue. In general, accounts receivable from customers have been collected consistently within 90 days.

Cash flows related to investing activities have principally been related to the purchase of computer and office equipment, leasehold improvements, and the purchase and sale of investment grade marketable securities. MANAGEMENT EXPECTS THESE ACTIVITIES TO CONTINUE. INVESTING ACTIVITIES MAY ALSO INCLUDE PURCHASES OF INTERESTS IN AND ACQUISITIONS OF COMPANIES WITH COMPLEMENTARY PRODUCTS, TECHNOLOGIES AND BUSINESSES.

PART I.  FINANCIAL INFORMATION

Cash and cash equivalents at June 30, 1997 were $12.0 million, a decrease of $3.6 million from December 31, 1996. The majority of the decrease was due to the purchase of investment grade marketable securities. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $2.0 million bearing interest at the prime rate. There were no borrowings as of June 30, 1997 or 1996.

The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. THE COMPANY EXPECTS THAT ITS REQUIREMENTS FOR OFFICE FACILITIES AND OTHER OFFICE EQUIPMENT WILL GROW AS STAFFING REQUIREMENTS DICTATE. THE COMPANY PLANS TO CONTINUE INCREASING THE NUMBER OF ITS PROFESSIONAL STAFF DURING 1997 TO MEET ANTICIPATED SALES VOLUME AND TO SUPPORT RESEARCH AND DEVELOPMENT EFFORTS. TO THE EXTENT NECESSARY TO SUPPORT INCREASES IN STAFFING, THE COMPANY ANTICIPATES OBTAINING ADDITIONAL OFFICE SPACE.

THE COMPANY BELIEVES THAT CURRENT OPERATING FUNDS WILL BE SUFFICIENT TO FINANCE ITS OPERATING REQUIREMENTS AT LEAST THROUGH DECEMBER 1997. To date, inflation has not had a material impact on the Company's revenues or income.

INCOME TAXES
FOR THE FORESEEABLE FUTURE, THE COMPANY ANTICIPATES AN EXPECTED TAX RATE OF APPROXIMATELY 40% OF PRE-TAX INCOME.

NEW ACCOUNTING STANDARDS
At its August 6, 1997 meeting, the American Institute of Certified Public Accountants cleared a Standard Operating Procedure ("SOP") revising certain aspects of SOP91-1. The SOP will be effective for transactions occurring in years beginning after December 15, 1997. THE COMPANY DOES NOT EXPECT THE SOP WILL MATERIALLY AFFECT ITS REVENUE RECOGNITION POLICIES WITH RESPECT TO SOFTWARE LICENSE FEES WHICH ARE PRINCIPALLY RECOGNIZED IN CONNECTION WITH THE FULFILLMENT OF CONTRACTUAL OBLIGATIONS BASED UPON ACHIEVEMENTS OF MILESTONES.

FACTORS AFFECTING FUTURE RESULTS
As announced on July 10, 1997, the Company completed its acquisition of PHAMIS, Inc. ("PHAMIS"). The operations of IDX and PHAMIS involve the creation, sale and support of computer systems for healthcare clients. Such operations differ primarily with respect to the nature of each of IDX's and PHAMIS's clientele and product technologies. Integrating the operations (including product development, installation of information and software systems, client services, marketing plans and activities, employee hiring and training, and expansion strategy) and management of the two companies will be a time-consuming process, and there can be no assurance that this integration will result in the achievement of any of the anticipated synergies and other benefits expected to be realized from the Merger. Moreover, the integration of these organizations will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the Company. The inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business and operating results of the operations of IDX and PHAMIS after the Merger. The Company expects to incur Merger related pre-tax charges covering the costs of the Merger, the costs of restructuring the combined operations, and for other related costs principally in the quarter in which the Merger is consummated. Additional unanticipated

PART I.  FINANCIAL INFORMATION

expenses may be incurred in connection with the integration of the business of the Company and PHAMIS.

The Company's revenues and operating results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations, and length of sales cycles and installation efforts. The timing of revenues from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction, the changing business plans of the customer, the effectiveness of customer's management, and general economic conditions. In addition, because revenue is recognized at various points during the installation process, the timing of revenue recognition varies considerably based on a number of factors, including availability of personnel, availability of the customer's resources and complexity of the needs of the customer's organization. The Company's initial contact with a potential customer depends in significant part on the customer's decision to replace, expand, or substantially modify its existing information systems, or modify or add business processes or lines of business. How and when to implement, replace, expand or substantially modify an information system, or modify or add business processes or lines of business, are major decisions for health care organizations. Accordingly, the sales cycle for the Company's systems is typically three to 18 months or more from contract execution to completion of installation. During the sales cycle and the installation cycle, the Company expends substantial time, effort and funds preparing contract proposals, negotiating the contract and implementing the system. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales and installation can cause significant variations in operating results from quarter to quarter. The Company's future operating results may fluctuate as a result of these and other factors, such as customer purchasing patterns, and the timing of new product and service introductions and product upgrade releases.

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

PART I.  FINANCIAL INFORMATION

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

PART I.  FINANCIAL INFORMATION

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

PART I.  FINANCIAL INFORMATION

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 19, 1997. Of the 21,017,420 shares of common stock outstanding and entitled to vote at this meeting, 18,100,982 shares were represented at the meeting, in person or by proxy. The following matters were voted upon at the Annual Meeting:

1. Steven M. Lash and Henry M. Tufo, M.D. were elected to serve for a term of three years as Class II Directors. The remaining terms of Richard E. Tarrant, Paul L. Egerman, Stuart H. Altman, Ph.D. and Robert H. Hoehl continued after the meeting. The result of the vote with respect to each nominee for office was as follows:
                                       Votes "Against"              Broker
Nominee               Votes "For"      or "Withheld"   Abstained    Non-Votes
-------               -----------      -------------   ---------    ---------
Steven M. Lash        18,054,993       0               45,674       315
Henry M.Tufo, M.D.    18,052,925       0               47,742       315

2. Holders of 17,286,619 shares of Common Stock of the Company voted to approve amendments to the Company's 1995 Director Stock Option Plan ("Plan"). Holder of 808,269 shares voted against such approval and 5,779 shares abstained from voting, with 315 broker non-votes.

3. Holders of 18,098,095 shares of the Common Stock of the Company voted to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the current fiscal year. Holders of 1,448 shares voted against ratifying such selection and 1,124 shares abstained from voting, with 315 broker non-votes.

PART II.  OTHER INFORMATION


Item 5.  OTHER INFORMATION

                  None.

Item 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, & REPORTS ON FORM 8-K

         (a) The  exhibits  filed as part of this  Form  10-Q are  listed on the
Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

         (b) On April 3, 1997, the Company filed a report on Form 8-K, reporting an Agreement and Plan of Merger dated as of March 25, 1997 (the "Merger Agreement") with Penguin Acquisition Corporation, a Washington corporation and wholly-owned subsidiary of the Company ("Sub") and PHAMIS, Inc., a Washington corporation ("PHAMIS") whereby the Sub would be merged with and into PHAMIS, with PHAMIS being the surviving corporation and becoming a wholly-owned subsidiary of the Company. No financial statements were filed with such report.

SIGNATURES






Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IDX SYSTEMS CORPORATION


Date:    August 13, 1997             By:/s/ JOHN A. KANE
                                        ----------------------------
                                        John A. Kane,
                                        Vice President, Finance and
                                        Administration, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and
                                         Accounting Officer)

EXHIBIT INDEX






                                 Exhibit Index
                                 -------------

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:



Exhibit No.       Description                                              Page
-----------       -----------                                              ----


11                Statement regarding computation of per share earnings    21
                  for three months ended June 30, 1997.


12                Statement regarding computation of per share earnings    22
                  for six months ended June 30, 1997.


                                   EXHIBIT 11

                            IDX SYSTEMS CORPORATION
                       SCHEDULES OF NET INCOME PER SHARE
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                 PRIMARY                    FULLY DILUTED
                        --------------------------- ----------------------------
                       THREE MONTHS ENDED JUNE 30,   THREE MONTHS ENDED JUNE 30,
                       1997                  1996    1997                 1996
                       ----------------------------  ---------------------------


Weighted average shares
   outstanding         21,043                20,683  21,043               20,683

Net dilutive effect of
 stockoptions-based
 on the treasury stock
 method using the
 average price for
 primary and ending
 price, if higher, for
 fully diluted           596                   737     489                   737

                       ----------------------------  ---------------------------
Total shares           21,639                21,420  21,532               21,420
                       ============================  ===========================

Net income             $5,017                $3,856 $5,017                $3,856
                        =====                 =====  =====                 =====
Net income per share   $ 0.23                $ 0.18 $ 0.23                $ 0.18
                       ======                ====== ======                ======


                                   EXHIBIT 12

                            IDX SYSTEMS CORPORATION
                       SCHEDULES OF NET INCOME PER SHARE
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)




                              PRIMARY                     FULLY DILUTED
                      ---------------------------   ----------------------------
                      SIX MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                      1997                  1996    1997                 1996
                      ----------------------------  ---------------------------


Weighted average shares
   outstanding        21,023                20,546  21,023               20,546

Net dilutive effect of
 stockoptions-based
 on the treasury stock
 method using the
 average price for
 primary and ending
 price, if higher, for
 fully diluted           566                   805     513                   805

                       ----------------------------- ---------------------------
Total shares           21,589                21,351  21,536               21,351
                       ============================  ===========================

Net income             $8,417                $7,209 $8,417                $7,209
                        =====                 =====  =====                 =====
Net income per share   $ 0.39                $ 0.34 $ 0.39                $ 0.34
                       ======                ====== ======                ======
