Form 10-Q
period 1997-09-30
IDX SYSTEMS CORP
filed 1997-11-14
CIK 1001185

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                         -------------------------------

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

                                    Yes X    No
                                       ---
     Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.
                                    Yes X    No
                                       ---
     The number of shares outstanding of the registrant's common stock as of November 12, 1997 was 25,907,723.

================================================================================
                        [Exhibit index begins on Page 16]
                                                      --

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. Interim Financial Statements:

        a) Condensed consolidated balance sheets as of
           September 30, 1997 and December 31, 1996 (unaudited).............3

        b) Condensed consolidated statements of income for the three and nine months ended September 30, 1997 and 1996
           (unaudited)......................................................4

        c) Condensed consolidated statements of cash flows for
           the nine months ended September 30, 1997 and 1996
           (unaudited)......................................................5

        d) Notes to condensed consolidated financial statements.............6

ITEM 2. Management's discussion and analysis of financial
        condition and results of operations.................................9

PART II. OTHER INFORMATION

ITEM 1. Legal proceedings..................................................18

ITEM 2. Changes in securities..............................................18

ITEM 3. Defaults upon senior securities....................................18

ITEM 4. Submission of matters to a vote of security holders................18

ITEM 5. Other information..................................................19

ITEM 6. Exhibits and reports on Form 8-K...................................19

SIGNATURES.................................................................20

EXHIBIT INDEX..............................................................21

                                  Page 2 of 23

PART I...FINANCIAL INFORMATION

Item 1...Interim Financial Statements


                             IDX SYSTEMS CORPORATION
                              FINANCIAL HIGHLIGHTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              SEPTEMBER 30        DECEMBER 31
                                                 1997                1996
                                                 ----                ----

ASSETS
Cash and securities                           $ 120,947           $ 113,391
Accounts receivable, net                         54,043              49,115
Other current assets                              6,769               7,244
                                              ---------           ---------
TOTAL CURRENT ASSETS                            181,759             169,750

Property & equipment, net                        26,643              22,233
Capitalized software costs, net                     385               5,120
Other assets                                      6,890               5,219
                                              ---------           ---------
                                                 33,918              32,572
                                              ---------           ---------


TOTAL ASSETS                                   $215,677           $ 202,322
                                              =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued
  expenses                                     $ 20,945            $ 21,309
Deferred revenue                                 23,754              16,541
                                               --------            --------
TOTAL CURRENT LIABILITIES                        44,699              37,850


Deferred income taxes                             2,745               1,191
Long term debt                                    2,500               2,651
Minority interest                                 2,027               2,080
Stockholders' equity                            163,706             158,550
                                               --------             -------
                                                170,978             164,472
                                               --------             -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $215,677           $ 202,322
                                              =========           =========

          See Notes to the Condensed Consolidated Financial Statements

Item 1.  Interim Financial Statements.


                             IDX SYSTEMS CORPORATION
                              FINANCIAL HIGHLIGHTS

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                  (UNAUDITED)

                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                 SEPTEMBER 30                   SEPTEMBER 30
                               1997             1996         1997         1996
                               ----             ----         ----         ----

REVENUES
Systems sales                  $34,703         $26,456     $98,029     $ 81,924
Maintenance and service fees    29,895          24,946      83,560       70,180
                               -------         -------     -------      --------
TOTAL REVENUES                  64,598          51,402     181,589      152,104

OPERATING EXPENSES
Cost of sales                   33,612          27,162      94,637       79,767
Selling, general, and
   administrative               12,541          11,474      37,847       33,298
Research and development         9,271           7,357      26,356       22,185
Write-off of acquired research
  and development costs                                      2,290
Merger and related costs        20,030                      20,030          292
                                ------          ------     -------      -------
TOTAL OPERATING EXPENSES        75,454          45,993     181,160      135,542


Operating income (loss)        (10,856)          5,409         429       16,562
Other (income) expense          (1,480)         (1,288)     (4,154)      (3,477)
                               --------         -------     -------      -------

Income (loss) before income
  taxes                         (9,376)          6,697       4,583       20,039

Income tax provision
  (benefit)                     (2,021)          2,597       3,566        7,908
                                -------        -------      ------      --------
NET INCOME (LOSS)             $ (7,355)     $    4,100   $   1,017     $ 12,131
                              =========     ==========   =========     =========

NET INCOME (LOSS) PER SHARE   $  (0.28)     $     0.16   $    0.04     $   0.48
                              =========     ==========   =========     =========


Weighted average shares
  outstanding                   26,506          26,096      26,407       26,032
                             =========      ==========   =========     =========

          See Notes to the Condensed Consolidated Financial Statements

Item 1...Interim Financial Statements


                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                           1997         1996
                                                           ----         ----

OPERATING ACTIVITIES
Net income                                               $  1,017    $  12,131
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                            5,875        5,413
   Increase in allowance for doubtful accounts                422          125
   Minority interest                                          (52)         440
   Write-off of acquired in-process research and
      development costs                                     2,290         --
   Write-off of capitalized software costs and equipment
      in connection with merger                             7,406         --
   Changes in operating assets and liabilities:
             Accounts receivable                           (5,350)     (10,116)
             Prepaid expenses                                 188         (115)
             Accounts payable                              (3,498)       1,654
             Accrued expenses                              11,557        4,150
             Federal and state taxes payable              (10,994)         112
             Deferred revenue                               7,213        2,268
             Short-term debt                                2,571         --
             Other, net                                     1,318         (112)
                                                          --------    ---------
Net cash provided by operating activities                  19,963       15,950

INVESTING ACTIVITIES
Purchase of property and equipment, net                   (10,524)      (6,798)
Purchase of securities available-for-sale, net            (76,111)    (116,119)
Sale of securities available-for-sale                      76,226       82,570
Capitalized software development costs                     (2,433)      (2,573)
Other investment and advances                                (940)      (1,104)
Purchase of certain net assets                             (2,500)        --
                                                         ---------    ---------
Net cash used in investing activities                     (16,282)     (44,024)

FINANCING ACTIVITIES
Proceeds from sale of common stock                          4,073        4,905
Payments on long-term debt related to real estate            (151)        (442)
Net change in note payable to bank                           --           (209)
                                                         ---------    ---------
Net cash provided by financing activities                   3,922        4,254
                                                         ---------    ---------

Increase (decrease) in cash and cash equivalents            7,603      (23,820)
Cash and cash equivalents at beginning of period           12,327       37,750
                                                         --------     --------
Cash and cash equivalents at end of period              $  19,930    $  13,930
                                                        =========    =========


          See Notes to the Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements


Note 1 - Basis of Presentation

All financial information for previously reported periods included in the accompanying interim unaudited condensed consolidated financial statements of IDX Systems Corporation ("Company" or "IDX") has been restated to reflect the combined operations of IDX and PHAMIS, Inc. ("PHAMIS") as a result of the merger, more fully described in Note 2, which has been accounted for as a pooling of interests in the quarter ended September 30, 1997. No adjustments were required to conform the financial reporting policies of IDX and PHAMIS for the periods presented.

The interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - Business Acquisitions

On July 10, 1997 (the "Closing Date"), pursuant to an Agreement and Plan of Merger dated as of March 25, 1997 (the "Merger Agreement") by and among IDX Systems Corporation, a Vermont corporation, Penguin Acquisition Corporation, a Washington corporation and wholly-owned subsidiary of IDX ("Penguin") and PHAMIS, Inc., a Washington corporation, IDX acquired PHAMIS by means of a merger (the "Merger") of Penguin with and into PHAMIS, with PHAMIS remaining as the surviving corporation in the Merger. As a result of the Merger, PHAMIS became a wholly-owned subsidiary of IDX. PHAMIS offers healthcare information solutions that are part of a complete software and hardware system strategy design for integrated healthcare delivery enterprises. Penguin was formed solely for the purpose of effecting the Merger.

Pursuant to the Merger Agreement, each outstanding share of PHAMIS Common Stock was converted into .73 of a share of IDX Common Stock. Based upon the capitalization of PHAMIS as of the Closing Date, IDX issued approximately 4.6 million shares of IDX Common Stock to former PHAMIS stockholders in the Merger. No fractional shares were issued in the Merger. PHAMIS stockholders otherwise entitled to receive a fraction of a share of IDX Common Stock in the Merger instead received an amount of cash equal to such fraction multiplied by the price per share of IDX Common Stock on the Nasdaq national Market, as reported by Nasdaq, on the business day immediately preceding the Closing Date. The Merger was accounted for as a pooling of interests in the quarter ended September 30, 1997. All previously reported operating results of IDX have been restated to reflect the combined operations of IDX and PHAMIS.

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

Separate results of the combining entities for the six months ended June 30, 1997 and 1996 are as follows:

                                      (In thousands)
                                       (Unaudited)

                                 1997              1996
                                 ----              ----
    Net revenues:
          IDX                    $  92,606         $  76,427
          PHAMIS                    24,486            24,275
                                 ----------        ----------
          Combined               $ 117,092         $ 100,702
                                 =========         =========


    Net income (loss):
          IDX                    $   8,417         $   7,209
          PHAMIS                       (44)              822
                                 ----------        ---------
          Combined               $   8,373         $   8,031
                                 =========         =========


    Net income (loss)
    per share:
          IDX                    $     .39        $      .34
          PHAMIS                      (.01)              .13

          Combined                     .32               .31


On February 26, 1997, the Company recorded charges of $2.3 million related to the acquisition of certain data model technology from Medaphis Healthcare Information Technology Company for cash of $2.5 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare data model.

Note 3 - Merger and Related Costs

During the third quarter ended September 30, 1997, the Company recorded charges of $20.0 million related to the merger with PHAMIS. The charges were comprised of transaction costs of $6.8 million, long-lived assets, principally capitalized software development costs and equipment, write-offs and adjustments of $7.4 million, attributable to the elimination of overlapping products and operations, employee termination and related costs of $3.6 million, and other merger related costs of $2.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

At September 30, 1997, accounts payable and accrued expenses include accrued costs of $4.3 million related to the termination of employees, leases and other contractual obligations, substantially all of which will be paid within one year. The write-off of long-lived assets is not expected to materially affect amortization and depreciation of future reporting periods. In addition, the provision for termination of employees, leases and other contractual obligations is not expected to materially affect selling, general and administrative expense of future periods. Management does not expect to incur significant charges related to the merger in subsequent reporting periods.

Note 4 - Income Taxes

The provision for income taxes for the quarter ended September 30, 1997 was provided for at the taxable income rate of approximately 20%, which is less than the Company's historical rate of 40%. This reduction is due to a portion of the charges, principally transaction costs, incurred in the merger of PHAMIS being non-deductible for income tax purposes.

Note 5 - Earnings Per Share Information

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

Note 6 - Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

All information included herein for all periods has been presented to reflect the combined operations of IDX and PHAMIS, as a result of the merger more fully described in Note 2 to the condensed consolidated financial statements as of and for the period ended September 30, 1997 and Significant Agreements disclosed below.

The Company reported a net loss of $7.4 million, or $0.28 per share for the three months ended September 30, 1997. Excluding nonrecurring expenses for costs associated with the merger with PHAMIS, the Company reported net income of $6.4 million, or $0.24 per share, for the third quarter of 1997 as compared to net income of $4.1 million, or $0.16 per share, for the third quarter of 1996. For the nine months ended September 30, 1997, exclusive of the merger and related expenses, the Company reported net income of $16.1 million for the nine month period, or $0.61 per share as compared to net income of $12.4 million, or $0.48 per share, for the same period in 1996.

This Management's Discussion and Analysis of Financial Conditions and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. The Company has identified by italics or all capital letters, various sentences within this Quarterly Report which contain such forward-looking statements, and words such as "believes," "may," "plans," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures in the section on page 14 under the caption "Factors Affecting Future Results," which is not italicized or capitalized for improved readability, consists principally of a discussion of risks which may affect future results and, are thus, in their entirety forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

REVENUES
The Company's total revenues increased to $64.6 million during the three months ended September 30, 1997 from $51.4 million in the corresponding period in 1996, an increase of $13.2 million or 25.7%. Revenues from systems sales increased to $34.7 million during the three months ended September 30, 1997 (53.7% of total revenues) from $26.4 million (51.5% of total revenues) in the corresponding period in 1996, an increase of $8.3 million or 31.2%. The increase was primarily due to an increase in installations of certain of the Company's Ambulatory Suite and LASTWORD systems. Revenues from maintenance and service fees increased to $29.9 million during the three months ended September 30, 1997 (46.3% of total revenues) from $25.0 million (48.5% of total revenues) in the corresponding period in 1996, an increase of $4.9 million or 19.8%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base.

COST OF SALES
The cost of sales and services increased to $33.6 million during the three months ended September 30, 1997 from $27.1 million in the corresponding period in 1996, an increase of $6.5 million or 23.7%. The gross profit margin on systems sales and services increased to 48.0% during the three months ended September 30, 1997 from 47.2% in the corresponding period in 1996. The increase in gross profit was due primarily to the increase in the installations of certain of the Company's products from its Ambulatory Suite and LASTWORD systems.

SELLING,  GENERAL AND  ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses increased to $12.5 million during the three months ended September 30, 1997 from $11.5 million in the corresponding period in 1996, an increase of $1.0 million or 9.3%. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.4% during the three months ended September 30, 1997 from 22.3% in the corresponding period in 1996. The increase in selling, general and administrative expenses during the three months ended September 30, 1997 was principally due to an increase in the Company's sales and marketing staff.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $9.3 million during the three months ended September 30, 1997 from $7.4 million in the corresponding period in 1996, an increase of $1.9 million or 26.0%. The increase is attributed to an increase in personnel expenses and outside consultants to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses increased slightly to 14.4% during the three months ended September 30, 1997 compared to 14.3% in the corresponding period in 1996.

MERGER AND RELATED COSTS
During the third quarter ended September 30, 1997, the Company recorded charges of $20.0 million related to the merger with PHAMIS. The charges were comprised of transaction costs of $6.8 million, long-lived assets, principally capitalized software development costs and equipment, write-offs and adjustments of $7.4 million, attributable to the elimination of overlapping products and operations, employee termination and related costs of $3.6 million, and other merger related costs of $2.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES
The Company's total revenues increased to $181.6 million during the nine months ended September 30, 1997 from $152.1 million in the corresponding period in 1996, an increase of $29.5 million or 19.4%. Revenues from systems sales increased to $98.0 million during the nine months ended September 30, 1997 (54.0% of total revenues) from $81.9 million (53.9% of total revenues) in the corresponding period in 1996, an increase of $16.1 million or 19.7%. The increase was primarily due to an increase in installations of certain of the Company's Ambulatory Suite and LASTWORD systems. Revenues from maintenance and service fees increased to $83.6 million during the nine months ended September 30, 1997 (46.0% of total revenues) from $70.2 million (46.1% of total revenues) in the corresponding period in 1996, an increase of $13.4 million or 19.1%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base.

COST OF SALES
The cost of sales and services increased to $94.7 million during the nine months ended September 30, 1997 from $79.8 million in the corresponding period in 1996, an increase of $14.9 million or 18.6%. The gross profit margin on systems sales and services increased to 47.9% during the nine months ended September 30, 1997 from 47.6% in the corresponding period in 1996. The increase in gross profit was due primarily to the increase in the installations of certain of the Company's products from its Ambulatory Suite and LASTWORD systems.

SELLING,  GENERAL AND ADMINISTRATIVE  EXPENSES
Selling, general and administrative expenses increased to $37.8 million during the nine months ended September 30, 1997 from $33.3 million in the corresponding period in 1996, an increase of $4.5 million or 13.7%. As a percentage of total revenues, selling, general and administrative expenses decreased to 20.8% during the nine months ended September 30, 1997 from 21.9% in the corresponding period in 1996. The increase in selling, general and administrative expenses during the nine months ended September 30, 1997 was principally due to an increase in the Company's sales and marketing staff.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $26.4 million during the nine months ended September 30, 1997 from $22.2 million in the corresponding period in 1996, an increase of $4.2 million or 18.8%. The increase is attributed to an increase in personnel expenses and outside consultants to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses decreased slightly to 14.5% during the nine months ended September 30, 1997 from 14.6% in the corresponding period in 1996.

MERGER AND RELATED COSTS
During the third quarter ended September 30, 1997, the Company recorded charges of $20.0 million related to the merger with PHAMIS. The charges were comprised of transaction costs of $6.8 million, long-lived assets, principally capitalized software development costs and equipment, write-offs and adjustments of $7.4 million, attributable to the elimination of overlapping products and operations, employee termination and related costs of $3.6 million, and other merger related costs of $2.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

WRITE-OFF ON ACQUIRED IN PROCESS RESEARCH AND DEVELOPMENT
On February 26, 1997, the Company recorded charges of $2.3 million related to the acquisition of certain data model technology from Medaphis Healthcare Information Technology Company for cash of $2.5 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare data model.

SIGNIFICANT AGREEMENTS
On July 10, 1997 (the "Closing Date"), pursuant to an Agreement and Plan of Merger dated as of March 25, 1997 (the "Merger Agreement") by and among IDX Systems Corporation, a Vermont corporation, Penguin Acquisition Corporation, a Washington corporation and wholly-owned subsidiary of IDX ("Penguin") and PHAMIS, Inc., a Washington corporation, IDX acquired PHAMIS by means of a merger (the "Merger") of Penguin with and into PHAMIS, with PHAMIS remaining as the surviving corporation in the Merger. As a result of the Merger, PHAMIS became a wholly-owned subsidiary of IDX. PHAMIS offers healthcare information solutions that are part of a complete software and hardware system strategy design for integrated healthcare delivery enterprises. Penguin was formed solely for the purpose of effecting the Merger.

Pursuant to the Merger Agreement, each outstanding share of PHAMIS Common Stock was converted into .73 of a share of IDX Common Stock. Based upon the capitalization of PHAMIS as of the Closing Date, IDX issued approximately 4.6 million shares of IDX Common Stock to former PHAMIS stockholders in the Merger. No fractional shares were issued in the Merger. PHAMIS stockholders otherwise entitled to receive a fraction of a share of IDX Common Stock in the Merger instead received an amount of cash equal to such fraction multiplied by the price per share of IDX Common Stock on the Nasdaq National Market, as reported by Nasdaq, on the business day immediately preceding the Closing Date. The merger was accounted for as a pooling of interests in the quarter ended September 30, 1997. All previously reported operating results have been restated to reflect the combined operations of IDX and PHAMIS.

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

Cash and cash equivalents at September 30, 1997 were $19.9 million, an increase of $7.6 million from December 31, 1996. The majority of the increase was due to cash provided by operating activities. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate. There were no borrowings as of September 30, 1997 or 1996.

The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. THE COMPANY EXPECTS THAT ITS REQUIREMENTS FOR OFFICE FACILITIES AND OTHER OFFICE EQUIPMENT WILL GROW AS STAFFING REQUIREMENTS DICTATE. THE COMPANY PLANS TO CONTINUE INCREASING THE NUMBER OF ITS PROFESSIONAL STAFF DURING 1997 TO MEET ANTICIPATED SALES VOLUME AND TO SUPPORT RESEARCH AND DEVELOPMENT EFFORTS. TO THE EXTENT NECESSARY TO SUPPORT INCREASES IN STAFFING, THE COMPANY INTENDS TO OBTAIN ADDITIONAL OFFICE SPACE.

THE COMPANY BELIEVES THAT CURRENT OPERATING FUNDS WILL BE SUFFICIENT TO FINANCE ITS OPERATING REQUIREMENTS AT LEAST THROUGH DECEMBER 1997. To date, inflation has not had a material impact on the Company's revenues or income.

INCOME TAXES
The provision for income taxes for the quarter ended September 30, 1997 was provided for at the taxable income rate of approximately 20%, which is less than the historical rate of 40%. This reduction is due to a portion of the charges incurred in the merger, principally transaction costs, of PHAMIS being non-deductible for income tax purposes. FOR THE FORESEEABLE FUTURE, THE COMPANY ANTICIPATES AN EXPECTED TAX RATE OF APPROXIMATELY 40% OF PRE-TAX INCOME.

NEW ACCOUNTING STANDARDS
In October, 1997 the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 92-7, Software Revenue Recognition, revising certain aspects of SOP 91-1. The SOP will be effective for transactions occurring in years beginning after December 15, 1997. THE COMPANY DOES NOT EXPECT THE SOP WILL MATERIALLY AFFECT ITS REVENUE RECOGNITION POLICIES WITH RESPECT TO SOFTWARE LICENSE FEES WHICH ARE PRINCIPALLY RECOGNIZED IN CONNECTION WITH THE FULFILLMENT OF CONTRACTUAL OBLIGATIONS BASED UPON ACHIEVEMENTS OF MILESTONES.

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

FACTORS AFFECTING FUTURE RESULTS
As announced on July 10, 1997 the Company completed its acquisition of PHAMIS. The operations of IDX and PHAMIS involve the creation, sale and support of computer systems for healthcare clients. Such operations differ primarily with respect to the nature of each of IDX's and PHAMIS's clientele and product technologies. Integrating the operations (including product development, installation of information and software systems, client services, marketing plans and activities, employee hiring and training, and expansion strategy) and management of the two companies has been and is expected to continue to be a time-consuming process, and there can be no assurance that this integration will result in the achievement of any of the anticipated synergies and other benefits expected to be realized from the Merger. Moreover, the integration of these organizations will require the dedication of management resources, which may temporarily distract attention from the day-to-day business of the Company. The inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business and operating results of the operations of IDX and PHAMIS after the merger. As previously discussed in the section "Merger and Related Costs" the Company has incurred significant merger and related costs. Additional unanticipated expenses may be incurred in connection with the integration of the business of the Company and PHAMIS.

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

The Company's revenues have historically followed seasonal patterns with a lower level of sales and installations occurring in the fiscal quarter ending September 30. The Company believes that such seasonal fluctuation is attributable to a number of factors, including the vacation schedules of its clients. The Company is not able to predict what impact, if any, the change will have on the seasonality of the Company's business. The Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. There can be no assurance that future seasonal and quarterly fluctuations will continue and will not have a material adverse effect on the Company's results of operations, financial condition or business.

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

Certain of the Company's products record and make available patient medical histories and treatment plans. Any failure by the Company's products to provide accurate, secure and timely information could result in product liability claims against the Company by its clients or their affiliates or patients. The Company maintains insurance that it believes is adequate to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage or that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

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

The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (i) register and list their products with the FDA,
(ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to FDC Acts general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the Company's results of operations, financial condition or business.

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

PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

                  None.


Item 2.  CHANGES IN SECURITIES

                  None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Special Meeting of Shareholders on July 9, 1997. Of the 21,041,258 shares of Common Stock outstanding and entitled to vote at this meeting, 20,072,170 were represented at the meeting, in person or by proxy, constituting a quorum. The following matters were voted upon.

1. Holders of 19,371,448 shares of Common Stock of the Company voted to adopt and approve the Merger Agreement among the Corporation, Penguin Acquisition Corporation and PHAMIS, Inc. and the issuance of shares of IDX Common Stock in exchange for shares of PHAMIS Common Stock as described more fully in the Joint Proxy Statement/Prospectus dated June 5, 1997.
     Holders of 3,847 shares voted against such approval and 1,696 abstained from voting, with 695,179 broker non-votes.

2. Holders of 19,745,861 shares of the Common Stock of the Company voted to approve an amendment to the IDX Second Amended and Restated Articles of Incorporation (the "IDX Articles") to increase the total number of shares of capital stock which IDX has the authority to issue from 55,000,000 to 105,000,000 and the total number of shares of IDX Common which IDX has the authority to issue from 50,000,000 to 100,000,000. Holders of 322,936 shares voted against such approval and 2,895 shares abstained from voting, with 478 broker non-votes.

3. Holders of 16,243,307 shares of Common Stock of the Company voted to approve an amendment to the IDX Articles to increase the shareholder vote required to approve certain business combinations from a majority to two-thirds in the event that the then current or preexisting IDX Board does not recommend such business combinations to the shareholders.
     Holders of 2,185,676 shares voted against such approval and 951,640 shares abstained from voting, with 691,547 broker non-votes.

4. Holders of 17,034,326 shares of Common Stock of the Company voted to approve an amendment to IDX's 1995 Stock Option Plan to increase the number of shares of IDX Common Stock authorized for issuance thereunder from 1,470,000 to 4,500,000 and to continue the 1995 Stock Option Plan as described more fully in the Joint Proxy Statement/Prospectus. Holders of 2,340,520 shares voted against such approval and 2,145 shares abstained from voting, with 695,179 broker non-votes.

5. Holders of 19,370,530 shares of Common Stock of the Company voted to approve an amendment to the IDX's Employee Stock Purchase Plan to increase the number of shares of IDX Common Stock authorized for issuance thereunder from 500,000 to 1,400,000 as described more fully in the Joint Proxy Statement/Prospectus. Holders of 13,809 shares voted against such approval and 1,611 shares abstained from voting, with 686,220 broker non-votes.

6. Holders of 18,849,858 shares of Common Stock of the Company voted to approved an amendment to IDX's Director Stock Option Plan to increase the number of shares of IDX Common Stock authorized for issuance thereunder from 30,000 to 80,000 as described more fully in the Joint Proxy Statement/Prospectus. Holders of 534,665 shares voted against such approval and 5,059 shares abstained from voting, with 682,588 broker non-votes.


Item 5.  OTHER INFORMATION

                  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   The  exhibits  filed as part of this Form 10-Q are  listed on the  Exhibit
      Index  immediately  preceding  such  exhibits,   which  Exhibit  Index  is
      incorporated herein by reference.

(b) Reports on Form 8-K filed during the quarter ended September 30, 1997, or subsequent to that date but prior to the filing date of this Form10-Q:

     On July 25, 1997 the Company filed a report on Form 8-K, reporting that on July 10, 1997, pursuant to an Agreement and Plan of Merger dated as of March 25, 1997 (the "Merger Agreement") by and among the Company, Penguin Acquisition Corporation, a wholly-owned subsidiary of IDX ("Penguin") and PHAMIS, Inc., IDX acquired PHAMIS by means of a merger (the "Merger") of Penguin with and into PHAMIS, Inc., with PHAMIS remaining as the surviving corporation in the Merger. As a result of the Merger, PHAMIS became a wholly-owned subsidiary of IDX. Penguin was formed solely for the purpose of effecting the Merger.

SIGNATURES


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IDX SYSTEMS CORPORATION


Date: November 13, 1997                     By:/s/JOHN A. KANE
                                               --------------------------------
                                               John A. Kane,
                                               Vice President, Finance and
                                               Administration, Chief Financial
                                               Officer and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

EXHIBIT INDEX

                                  Exhibit Index
                                  -------------

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit No.   Description                                                  Page
-----------   -----------                                                  ----

11            Statement regarding computation of per share earnings.       22

12            Statement regarding computation of per share earnings.       23




                                   EXHIBIT 11

                             IDX SYSTEMS CORPORATION
                        SCHEDULES OF NET INCOME (LOSS) PER SHARE
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                   PRIMARY                     FULLY DILUTED
                              ==================            ==================
                              THREE MONTHS ENDED            THREE MONTHS ENDED
                                SEPTEMBER 30,                  SEPTEMBER 30,
                              1997        1996              1997        1996
                              ==================            ==================

Weighted average
shares outstanding            25,735      25,323            25,735      25,323

Net dilutive effect of
stock options-based
on the treasury
stock method using
the average price for
primary and ending
price, if higher, for
fully diluted                    771         773               771         773
                              -------------------           ------------------
Total shares                  26,506      26,096            26,506      26,096
                              ===================           ==================
Income (loss)                ($7,355)   $  4,100          ($ 7,355)   $  4,100
                             ========   ========          =========   ========
Net income (loss) per share  ($ 0.28)   $   0.16          ($  0.28)   $   0.16
                             ========   ========          =========   ========


                                   EXHIBIT 12

                             IDX SYSTEMS CORPORATION
                        SCHEDULES OF NET INCOME PER SHARE
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                     PRIMARY                   FULLY DILUTED
                               -------------------         ---------------------
                               NINE MONTHS ENDED           NINE MONTHS ENDED
                                  SEPTEMBER 30,                SEPTEMBER 30,
                               1997          1996          1997           1996
                               -------------------         ---------------------
Weighted average
shares outstanding             25,607        25,091        25,607         25,091

Net dilutive effect of
stock options-based
on the treasury stock
method using the average
price for primary and
ending price, if higher,
for fully diluted                 800           941           800            941

                             ----------------------      -----------------------
Total shares                   26,407        26,032        26,407         26,032
                             ======================      =======================

Net income                     $1,017       $12,131        $1,017        $12,131
                               ======       =======        ======        =======
Net income per share           $ 0.04       $  0.48        $ 0.04        $  0.48
                               ======       =======        ======        =======

