Form 10-K
period 1997-12-31
IDX SYSTEMS CORP
filed 1998-03-31
CIK 1001185

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For The Year Ended December 31, 1997     Commission File No. 0-26816

                          --------------------------

                             IDX Systems Corporation
             (Exact Name of Registrant as Specified in its Charter)

                              -------------------

            Vermont                                     03-0222230
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization                       Identification No.)

      1400 Shelburne Road, P.O. Box 1070, South Burlington, Vermont 05403
      (Address of Principal Executive Offices)                    (Zip Code)

                              -------------------

      Registrant's telephone number, including area code: (802) 862-1022

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                          Common Stock, $.01 par value

                              -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $541,864,449 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 16, 1998.

     Number of shares outstanding of the registrant's class of Common Stock as of March 16, 1998: 26,263,353.

     Documents incorporated by reference: Proxy Statement for the 1998 Annual Meeting of Stockholders--Part II and Part III

                                     PART I

Item 1.   Business

  IDX SYSTEMS CORPORATION

Business

Overview

     IDX is a leading provider of healthcare information solutions in the United States. IDX offers healthcare information solutions that include software, hardware, and related services required by physician groups, management services organizations (MSOs), health plans, hospitals and integrated delivery networks
(IDNs). IDX solutions enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality.

     On July 10, 1997, IDX successfully completed the acquisition of PHAMIS, Inc (PHAMIS), a Seattle-based provider of patient-centered acute care clinical information systems, including the LastWord(R) system. The Company acquired PHAMIS by means of a merger (the "Merger") of a subsidiary of the Company with and into PHAMIS, with PHAMIS remaining as the surviving corporation and becoming a wholly owned subsidiary of the Company following the Merger. The Merger was accounted for as a pooling of interests in the quarter ended September 30, 1997. In September 1997, PHAMIS was merged with and into the Company. The LastWord system provides the depth of functionality required to manage the complex accute care setting, with special emphasis on the clinical process. The merger enhances the Company's competitive status by positioning the Company to deliver a complete information solution to healthcare delivery systems. The solution is packaged as the IDXtendR(TM) @ the Site Series, where the Site corresponds to settings across the care continuum: IDXtendR(TM) @ the Group practice, IDXtendR(TM) @ the MSO, IDXtendR(TM) @ the Health Plan, IDXtendR(TM) @ the Hospital, and IDXtendR(TM) @ IDN. The IDXtendR product line, which employs relational, scaleable, client/server architecture, combines the strengths of the IDX and LastWord applications to provide both ambulatory and hospital capabilities.

     As of February 28, 1998 IDX's systems were used by, or were under contract to be used by, more than 96,500 physicians and were installed at over 1,550 client sites, including approximately 230 large physician group practices, those generally with more than 75 physicians, more than 550 physician practices which have 75 or fewer physicians, over 260 hospitals and a growing number of IDNs.

     IDX was incorporated in Vermont on June 2, 1969. IDX's executive offices are located at 1400 Shelburne Road, South Burlington, Vermont 05403 and its telephone number is (802) 862-1022.

Industry Background

     Healthcare costs in the United States have risen dramatically over the past two decades relative to the overall rate of inflation. Broad pressures to reduce costs without sacrificing the quality of care have caused significant changes in the healthcare industry. While reimbursement for healthcare has historically been based on a fee-for-service model of payment, managed care organizations and other payers are increasingly utilizing alternative reimbursement models, including fixed fee and capitation, that shift the financial risk of delivering healthcare from payers to both physicians and institutional providers. Pressures to control costs have also contributed to the movement of care from more expensive inpatient settings, such as hospitals, to ambulatory settings. Today, ambulatory care providers, particularly physician groups, deliver the majority of healthcare services, bear an increasing share of the financial risk, and control a substantial portion of total healthcare resources.

     In order to compete in the changing healthcare environment, individual physicians, physician groups and other ambulatory care providers are increasingly joining and affiliating with other physicians, managed care organizations, hospitals and other enterprises to form larger healthcare organizations known as IDNs. These organizations are designed to manage the continuum of healthcare services for population groups across both inpatient and ambulatory settings, while achieving improved quality and reduced costs for patients and members. In the emerging managed care environment, IDNs are increasingly entering into contracts that often define the terms under which care is administered and may fix the amount of payment for each covered life. One of the key challenges facing IDNs and the market today is improving the quality of care while reducing the associated cost. To do this, IDNs must organize their businesses to efficiently manage patient care and other workflow processes that may extend across multiple care locations and business entities. Many health care organizations are working to control and influence the complete treatment during an episode (or entire lifetime) of care. The resulting risk-sharing arrangements associated with managed care are causing providers--physicians, group practices, clinics, and hospitals--to focus on the critical role that physicians play in determining the cost and quality of care.

     To compete under the constraints of managed care, while maintaining the quality of care, healthcare organizations have placed increasing demands on their information systems. Initially, these organizations required financially oriented systems which focused on reducing costs by automating certain financial and administrative functions. As it became necessary to manage patient flow processes and not just individual tasks, the need arose to exchange information stored in disparate systems through computer-to-computer interfaces. However, due to the limitations of such interfaces and the complexities of these larger organizations, IDNs and physician groups began to require fully-integrated systems that seamlessly integrate their enterprise. Such information systems must enable the implementation of enterprise-wide patient flow processes that create a longitudinal record of administrative, financial and clinical information from multiple entities, while focusing on the physician as the primary care giver. In addition, large healthcare organizations increasingly require information systems that can deliver high-performance computing in environments with thousands of concurrent computer users.

     To function as fully integrated delivery systems, IDNs need integrated clinical, financial, and administrative information systems. These systems support the organization's efforts to streamline patient flow, reduce costs and improve the quality of care. At the same time, information systems must provide the ability to access and analyze the information each organization needs to make the complex business and care decisions IDNs face today.

     The healthcare information systems market is highly fragmented, with over 1,300 vendors. It is estimated that the market, worth an estimated $11.6 billion in 1996, could grow to as much as $18.0 billion by the year 2000. Healthcare organizations are transitioning to new platforms and newer technologies in a migration over time toward the implementation of enterprise-wide, patient-centered computing systems leading to the computerized medical record. These organizations cannot afford significant downtime or re-education, or the risk of choosing a system which has not proven its ability to handle high-volume transaction processing with continuous dependability. IDX believes that successful vendors in this market will have a large existing client base and offer the high quality, fully integrated products and value-added services needed to expand and support clients throughout this evolution process.

Strategy

     IDX seeks to maximize value for its clients by delivering information systems that are designed to improve the quality and reduce the cost of healthcare delivery. The IDX strategy is to build on its success as a leading ambulatory systems vendor and to build on the strength of the LastWord acute care clinical system to provide complete information systems solutions for IDNs and other healthcare organizations. The IDX solution anticipates evolutionary change in IDNs and provides the connectivity and information sharing functions that support evolutionary change. IDX systems also allow physician groups to share data with an IDN while at the same time maintaining an appropriate level of autonomy. This approach recognizes the real operational needs of hospitals, MSOs, group practices, and health plans while simultaneously achieving the critical physician link to the network.

     The combined strengths of the IDX and LastWord systems position IDX to provide depth of product function across administrative, financial, clinical, and analytical applications. The IDX strategy--which includes automating patient care and other workflow processes, web-access to patient data, and enterprise clinicals--provides benefits to IDNs looking to attract and maintain strong physician relationships. The Company's understanding of the significant role of the physician and the evolutionary nature of the IDN is the cornerstone of the IDX strategy.

     Key elements of IDX's strategy are to:

          Increase Penetration of IDNs through Large Physician Group and Hospital Customer Relationships. IDX believes that its existing client base, including approximately 230 large group practices comprised of over 79,000 physicians and over 260 hospitals, as of February 28, 1998, will play a significant role in the formation and management of IDNs. As a result of the Company's relationships with these clients and the depth and breadth of the functions and service offerings available, IDX anticipates that significant opportunities will exist to sell its products and services to IDNs and their affiliated organizations.

          Capitalize on Growth of Group Practice Market. The number of physicians practicing medicine in a group setting has increased significantly in recent years. IDX believes the number and size of such groups will continue to grow as economic pressures drive physicians to affiliate with or form new, larger group practices. IDX believes its position as a leading provider of integrated information solutions to physician groups, particularly those with 75 or more physicians, and its proven ability to meet their needs will allow IDX to capitalize on the continued growth of the group practice market.

          Cross-Sell Products and Services into Existing Client Base. IDX believes significant opportunities exist to cross-sell current products and professional services as well as products under development to its existing client base at February 28, 1998, consisting of over 775 physician practices with 89,500 physicians and over 260 hospitals. IDX is marketing its LastWord system to IDNs associated with its ambulatory customers, and is marketing the IDX ambulatory solution to physician groups associated with the LastWord customer base. In addition to selling products that enhance currently installed ambulatory applications, IDX actively markets applications that complement currently installed IDX systems. Among those applications are the IDXtendRTM Clinical Management System--an ambulatory computerized patient record; Analyzer--an OLAP (online analytical processing) decision support tool; Electronic Data Interchange--for interactive eligibility and credit card processing; IDXrad--radiology information system; Enterprise Patient Management System--an enterprise master patient index system; and OutReach(TM)--a web-based companion application to IDX systems.

          Sell Solutions to Solve Customers' Business Needs. IDX believes it can be successful by combining its products and services to provide a complete solution to the information systems challenges of healthcare organizations. Solutions are configured as the IDXtendR @ the Site SeriesTM , which is comprised of IDXtendR @ the Group Practice (Series 2000); IDXtendR @ the MSO (Series 3000); IDXtendR @ the Health Plan (Series 4000); IDXtendR @ the Hospital (Series 5000); and IDXtendR @ the IDN (Series 6000). The @ the Site Series includes core applications, optional applications, and complementary products and services.

          Expand Professional and Technical Service Offerings. IDX seeks to leverage its healthcare information systems expertise providing professional and technical services such as information systems planning, contract programming, and project management to assist healthcare organizations. A specialized consulting organization within IDX, The Huntington Group, provides information technology solutions to healthcare organizations, including process redesign, organizational change management, outsourcing, and systems integration services to IDX customers. IDX has alliances with US Servis, Inc. for business office outsourcing, and Daou Systems, Inc. for network design and implementation. IDX markets professional and technical services primarily to organizations that currently use IDX's information systems products.

         Migrate Clients to Proven Technologies. To reduce risks of changing technologies and ensure that IDX customers have tools needed to operate in complex clinical and business office settings, IDX strives to utilize technology for performance by applying the new technologies as they prove themselves able to perform well in large-scale, transaction-driven environments. The technology for performance philosopy seeks to protect customer investments in current systems with a technology framework designed to allow them to expand and take advantage of new features and new technologies as they become available. The IDX technical strategy is based on thin client architecture as the basis for World Wide Web access to applications to allow more convenient desktop device independence and reduce costs of training and equipment. To support standardized reporting and analysis, IDX strives to utilize SQL databases running under Microsoft Windows NT, and to support more natural product integration. IDX also strives to develop component-based software oriented around business objects which contain logic of healthcare business processes.

          Establish Partnerships to Supplement IDX Offerings. IDX seeks to enhance its product offerings through strategic alliances with vendors developing complementary products. The complementary products and services currently offered include integrated credit card transaction processing, point-of-service access to eligibility, referral, and enrollment data, integrated patient communication systems, and billing office outsourcing. In addition to increasing the range of products and services available to IDX customers, these alliances provide recurring revenue opportunities for IDX.

IDX Products

Products

     IDX's software product solutions enable healthcare organizations to redesign patient care and other work flow processes by providing computer-based tools to capture, access and manage information within healthcare organizations and throughout IDNs. In January 1997, IDX introduced the IDXtendR(TM) product line. IDXtendR is packaged as the "IDXtendR @ the Site Series" consisting of nine configurations of IDX products packaged to meet the specific process requirements of healthcare organizations, including group practices, MSOs, health plans, hospitals, and IDNs. IDXtendR provides relational reporting and analysis capabilities as well as OutReach for web-browser access to patient data residing in an IDX database. Below is a description of IDX's products as of February 28, 1998.

Key healthcare processes automated by the IDXtendR product line include:

- patient information access applications focusing on scheduling and patient registration processes

-    financial management applications for billing and health plan management

- clinical information applications, including the LastWord(R) lifetime computerized patient record system, the Clinical Management System (CMS) for ambulatory clinical information, and IDXrad for radiology information and image management

- enterprise connectivity applications such as Enterprise-wide Scheduling, Enterprise Patient Management, OutReach, and EDI for connecting hospitals and other provider sites throughout the delivery network

- decision support applications such as Analyzer, Management Reporter, and Enterprise Perspective, providing comprehensive relational reporting tools to support effective decision-making across the care continuum

Key functional areas within the applications of the IDXtendR @ the Site Series include:

Patient Information Access
Scheduling:

     - schedules patients, providers, and resources in small, mid-size, and large physician group settings

     - manages schedules and coordinates appointments in the acute care environment and is integrated with orders for procedure scheduling

Registration:

     -   stores patient demographics and insurance information

     - creates a single master database of patient information across multiple care settings

     - includes patient registration, charge entry, fee schedule, patient list, user registration, security and text messaging functions.

Visit Management:

     - admission and discharge capabilities for outpatient centers, physician practices, and clinics

     - admission, discharge, and transfer capabilities for hospital inpatients and outpatients

     - reports information related to patient registration, visit, bed management, and insurance management

     - tracks every patient interaction to build the complete electronic medical record

Charting

     -   provides abstracting and encoding using ICD-9, CPT-4 and DRG codes.

     -   streamlines chart completion activities for medical records personnel

     - streamlines all activities related to tracking physical medical records throughout a multi-site organization

       - automates activities related to releasing patient record information to external requesters including tracking, billing and collection.


Financial and Managed Care
Billing and Accounts Receivable:

       - integrates billing and receivables management with comprehensive analysis and reporting for large group practices and MSOs

       - manages patient billing, collection and insurance management from initial registration through resolution of payment

       - streamlines hospital patient accounting activities and expedites reimbursement

Managed Care Application

         maintains member registration, demographic, and financial data and automatically applies benefits as defined in the member's plan

       - provides a comprehensive referrals system with authorization tracking, concurrent review, pre-certification, length of stay assignment, and provider selection

       - provides case identification, care plan tracking, cost simulation, form letters, and linking of service records

       - adjudicates and processes claims and statistical encounters

       - provides billing for employer groups and self-pay members and manages receivables

       - provides flexible risk management (fund accounting), tracking, and reporting

       - provides issue tracking, responsibility assignment, workflow management with automatic ticklers, and letter production

Transaction Editing System (TES):

       - captures, evaluates, and facilitates editing of charge and claim data

       - allows transactions to be edited for completeness and re-tested before they are entered into BAR and MCA applications

Contract Reference:

       - manages capitated contracts across the enterprise


Clinical Information
Clinical Tools

       - manages the care process by providing a patient record, access to a structured medical knowledge database that supports protocols, and outcomes management

       - complete set of tools to aid clinician productivity and streamline workflow, including problem list, prescription pad, chart summary view, provider in-box and alerts, health maintenance alerts, patient list management, panel query and rounds report.

       - provides clinical results in easy to read flowsheet format.

       - provides automated support for nursing activities such as assessments, charting, and patient classification.

Orders and Results Reporting

       - provides complete order management capabilities for inpatient and ambulatory settings.

       - provides complete results reporting for lab, ancillary, radiology, medications, and diagnosis results.

Pharmacy

       - comprehensive inpatient pharmacy department support

       - comprehensive outpatient pharmacy department support

Emergency Department

       - provides patient flow management and tracking support for the emergency department that is fully integrated with the inpatient system, making all care activities performed in the ED available as part of the patient's long-term record.

Enterprise and Departmental Radiology

       - automates a radiology department's clinical, demographic, administrative, billing, scheduling, and film information

       - provides multiple-site, access to patient data, exam information, results, and corresponding digital images, thereby reducing instances of film loss and delays in reporting to physicians

       - makes images and diagnostic reports available throughout the enterprise via imaging solutions including a modality manager (in development -- investigational device)

       - provides bi-directional link between IDXrad and diagnostic imaging equipment, allowing transfer of information between the modality and IDXrad (in development -- investigational device)

Enterprise Connectivity
Enterprise Patient Management System (EPMS):

       - a master person index used to track patient and member registration information and visit histories across multiple locations in a delivery network

Enterprise Wide Scheduling (EWS):

       - provides enterprise-wide patient, provider, and resource scheduling

OutReach:

       - provides web browser access to patient information residing in IDXtendR Electronic Data Interchange (EDI):

       - automates the computer-to-computer exchange of data such as claims submittals and remittances, health plan eligibility information, and integrated credit card processing


Decision Support
Analyzer:

       - provides relational reporting and analysis of IDXtendR data using Microsoft SQL Server and on-line analytical processing (OLAP) for multi-dimensional analysis in a graphical user environment

Enterprise View:

       - provides a data repository for enterprise-wide information analysis using a relational database


Business Partner Solutions
Envoy:

       - provides point-of-service access to claims and receipts, interactive eligibility, enrollment, and referral services.

       - eliminates formatting challenges typically associated with electronic data interchange (EDI)

HDX:

       - provides seamless access to eligibility information at the point of service

       - integrated with EDI to enable requesting, receiving, and updating eligibility information

Imperial Technology Solutions:

       - provides credit card transaction processing services from the IDX desktop integrated with EDI for automatic approval and payment posting into the patient's account

Picis:

       - PICIS Chart+ - critical care system used with the LastWord system

Point-of-Care Systems (POC):

       - POC Pegasus(TM) - home care system used with the LastWord system

SmartTalk:

       - provides an integrated patient communication solution based on Interactive Voice Response (IVR) technology

       - utilizes a sophisticated voice messaging engine to provide personalized appointment reminders and confirmation, schedule change notification, wellness and recall message delivery, around the clock test result delivery, and patient surveys

       - integrated with the Patient Scheduling (SCHED) application

Services

     IDX maintains a client services organization to install, support and provide professional, technical and other services to its client base. IDX possesses the healthcare information systems expertise desired by the growing number of larger and more sophisticated healthcare enterprises as they reengineer healthcare delivery processes and implement information systems to support these processes. The services organization is experienced at installing and supporting systems in very large organizations with thousands of computer users across multiple departments.

     Installation Services. IDX's installation representatives work with clients to tailor and optimize IDX products to meet specific business needs. Services include project management, train-the-trainer programs, best practices comparison to other IDX clients and systems conversion and implementation assistance.

     Maintenance Services. IDX provides ongoing software support to all of its large clients and substantially all of its other clients under contracts that are typically for a term of one year. These contracts generally are renewable automatically unless terminated at the option of either the client or IDX. Software maintenance services consist of providing the client with certain new software releases and general support, including error corrections and telephone consultation. For all products, maintenance services are available either on a 24-hour-a-day basis or during normal business hours.

     Professional and Technical Services. IDX offers professional and technical services to assist clients in building an information infrastructure to operate in a complex and changing healthcare environment. The work performed by IDX includes information systems planning, process redesign, project management, contract programming, network design, education and training. These value-added services, combined with IDX's systems expertise, enable IDX to support its clients' efforts to develop consistent enterprise-wide systems and processes. Through these services, IDX believes it strengthens its relationship with clients, builds a knowledge base of best practices in the use of IDX's systems and gains information regarding future client needs. IDX has expanded the services provided by this group with the formation of The Huntington Group, a professional services organization devoted to providing information technology solutions to those organizations that use IDX's information systems products.

The following sets forth a description of the key functional areas within the IDX consulting organization:

IDX Professional Services

The Huntington Group

       - process redesign, organizational change management, outsourcing, and systems integration

Technical Consulting Services

       - performance and investment analysis and hardware upgrades, network review, systems operational analysis, and various utilities and tools including - IDX Address Corrector, IDXfax, and IDX Open Access

Application Consulting Services

       - project management, upgrades, temporary services, and operational analysis

Network Consulting Services

       - network analysis, design, and implementation, temporary networking services, client server design and installation, and support services

Radiology Consulting Services

       - system analysis and process redesign for radiology groups

Technical Platforms and Hardware

     IDX designs its software to operate on a variety of technical platforms, including computer equipment from Digital Equipment Corporation ("DEC"), Tandem Computer, a Compaq Company, Hewlett Packard Company ("HP") and International Business Machines Corporation ("IBM"). The LastWord system operates on Tandem's NonStop computing platform, which is designed to support high-volume, mission-critical applications and can be expanded without adversely affecting system responsiveness or interrupting existing online users. The Tandem server supports large-scale, high-performance SQL database access and is designed for inter-operability with other computing systems.

     The IDX technology strategy is based on a technology for performance philosophy employing advanced technology and connectivity solutions to solve business problems. The fundamental components of our technical strategy include:

- Web-based, thin client architecture as the basis for access, enabling greater convenience for users, allowing desktop device independence and reducing costs for training and equipment

- SQL databases running under Microsoft Windows NT, supporting a standardized approach to reporting and analysis

- Component-based software written as Business Objects (as defined below), resulting in more naturally integrated products because of the unique way in which Business Objects can represent real world concepts.

      Component-based software written as Business Objects is a software design methodology that uses concepts and actions by describing their attributes in a programming language. Once a concept or action has been described, that description and its accompanying software code can be reused broadly as the building blocks for different applications. This software design approach leads to faster development processes and allows IDX to "plug" components together in tailored configurations providing greater congruence with client needs and expectations.

      The architecture of IDX products is expected to enable clients to incrementally migrate from one technology to another. With a focus on reliable, scaleable hardware and software solutions, all IDX applications will migrate to platform independence, beginning with a migration to SQL and Windows NT. IDX believes that its approach to technology, particularly the emphasis on web-based, thin client architecture, will provide IDX customers with flexibility and utility, while reducing costs and deployment risks.

      As a service to its clients, IDX sells third-party computers, terminals, printers, storage devices and other peripheral devices. IDX also provides value-added services to configure client systems. Hardware is purchased from DEC, IBM, Tandem, and HP under renewable one-year reseller agreements. IDX does not maintain an inventory of hardware, but relies on suppliers' inventories to meet client delivery requirements. IDX believes that its relationships with vendors are good.

Sales and Marketing

     IDX sells its products exclusively through its direct sales force. The majority of IDX's sales calls are in response to requests for proposals. IDX generates these requests and other sales primarily through referrals from clients and consultants. IDX also seeks to enhance market recognition through participation in industry seminars and trade shows, direct mail campaigns, telemarketing and advertisements in trade journals.

     IDX's direct sales force is organized into two divisions: Enterprise Systems ("ES"), which sells the ambulatory, inpatient and IDN products and the Radiology and Imaging Solutions Division ("RISD"), which sells IDXrad, IDXview and EMIMS. ES products typically have a three to 18 month sales cycle for new client sales. RISD products typically have six to 18 month sales cycles for new client sales.

     No single client accounted for more than 5% of IDX's annual revenues in fiscal 1995, 1996, or 1997.

     At December 31, 1997, the Company had total backlog of $203.1 million, including $101.5 million attributable to systems sales and $101.7 million attributable to services. Systems sales backlog consists of fees due under signed contracts which have not yet been recognized as revenues. Service backlog represents contracted software maintenance services, installation fees, and remote computing services fees for a period of 12 months. At December 31, 1996, the Company had total backlog of $212.8 million including $135.0 million attributable to systems sales and $77.8 million attributable to services for multiple years of services. Service backlog represents contracted software maintenance services, installation fees, and remote computing services fees for a period of 12 months or greater at December 31, 1996. Of the total 1997 backlog of $203.1 million, the Company expects that $22.5 million will not be fulfilled in the current fiscal year.

Product Development

     To ensure that its products continue to meet the evolving needs of the healthcare industry, IDX allocates a significant portion of annual revenues to research and development. IDX's research and development expenses for the fiscal years 1995, 1996 and 1997 were $23.4 million, $29.8 million, and $36.3 million respectively.

     IDX's product development activities include enhancement of existing products and the development of new products, as well as the implementation of new technologies. IDX is devoting significant resources to integrating the LastWord and IDX products, developing a relational practice management solution, and expanding its web-based architecture. IDX is also currently migrating its products to client/server platforms with graphical user interfaces and relational databases. IDX's development process is focused on building components for its integrated product rather than on stand-alone products. These components can be integrated and configured to address specific client needs. IDX utilizes client focus groups, user groups and industry experts, including physicians, nurses, healthcare administrators and consultants, for advice in developing and enhancing its products.

   Competition

     The market for healthcare information systems is highly competitive. IDX believes that the principal competitive factors in this market are the ability to effectively market, install, support and integrate systems, the resources to support ongoing research and development, financial stability and price. IDX believes it competes favorably with respect to these factors. Competitors vary in size, and in the scope and breadth of the products and services offered. IDX experiences competition from companies with strengths in various segments of the healthcare information systems market, such as physician group practice systems, hospital information systems, clinical information systems, ancillary departmental systems and systems integration. In addition, other entities not currently offering products and services similar to those offered by IDX, including claims processing organizations, hospitals, third-party administrators, insurers, healthcare organizations and others, may enter certain markets in which IDX competes.

     While IDX believes no vendor dominates the market for healthcare information systems, certain of IDX's competitors have greater financial, development, technical, marketing and sales resources than IDX and have a greater penetration into segments of the market in which IDX competes. In addition, as the markets for IDX's products and services develop, additional competitors may enter those markets and competition may intensify.

   Proprietary Rights and Licenses

     IDX depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. IDX distributes its products under software license agreements which grant clients a nonexclusive, nontransferable license to use IDX's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of IDX's products. In addition, IDX attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. All current employees of IDX have signed a nondisclosure agreement, and all current employees involved in product development have signed an assignment of inventions agreement. There can be no assurance that the legal protections afforded to IDX or the precautions taken by IDX will be adequate to prevent misappropriation of IDX's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or services. Any infringement or misappropriation of IDX's proprietary software would disadvantage IDX in its efforts to retain and attract new clients in a highly competitive market and could cause IDX to lose revenues or incur substantial litigation expense. IDX believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections afforded to its technology.

     Although IDX believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against IDX in the future and that such claims will not have a material adverse effect on IDX's results of operations, financial condition or business.

   Government Regulation

     The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (i) register and list their products with FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending upon the intended use of a device, IDX could be required by the FDA to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires such data, IDX would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete and there can be no assurance that the FDA will approve or clear a device after the completion of such trials. In addition, such software products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, IDX expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in healthcare settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on IDX's results of operations, financial condition or business.

   Employees

         At December 31, 1997, IDX employed 1,833 full-time employees. As of December 31, 1997, IDX's sales force was comprised of 194 employees responsible for the entire sales process. As of December 31, 1997, IDX's client services group consisted of 1,092 employees and IDX had 365 employees engaged primarily in program development, new technology adaption and quality assurance. No employees are covered by any collective bargaining agreements.
IDX believes that its employee relations are good.


Item 2.   Properties

     The Company's principal corporate offices are located at 1400 Shelburne Road, South Burlington, Vermont 05403. The Company maintains sales, research and support facilities in South Burlington, Vermont, Boston, Massachusetts, and Seattle, Washington. The Company maintains regional sales and support offices in the greater metropolitan areas of Arlington, Virginia, Chicago, Illinois, Dallas, Texas, San Francisco, California and Atlanta, Georgia. The Company leases all of its facilities which, in the aggregate, constitute approximately 511,500 rentable square feet of office space, under leases expiring between February 28, 1999 and April 12, 2014. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.


Item 3.   Legal Proceedings

     None.


Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth: (i) the name and age of each present executive officer of the Company, (ii) the position(s) currently held by each named person, and (iii) the principal occupations held by each person named for at least the past five years.


        Executive Officer             Age                          Position
---------------------------------     ---   ---------------------------------------------------------
Richard E. Tarrant...............     55    President, Chief Executive Officer, and Director

Henry M. Tufo, M.D. .............     57    Executive Vice President, Chief Operating Officer, and Director

Robert W. Baker, Jr., Esq. ......     49    Vice President, General Counsel, and Secretary

Jeffrey M. Blanchard.............     41    Vice President, Client Services

James H. Crook, Jr. .............     41    Vice President

Robert F. Galin..................     53    Vice President, Sales

John A. Kane.....................     45    Vice President, Finance and Administration, Chief Financial
                                            Officer, and Treasurer

Pamela J. Pure...................     37    Vice President, Marketing

Jeffrey V. Sutherland, Ph.D. ....     56    Senior Vice President, Engineering and Product Development


     Mr. Tarrant co-founded the Company in 1969 and has served as the President and Chief Executive Officer of the Company and as a Director since that time. Mr. Tarrant served as a member of the Board of Trustees for the University Health Center (Vermont), an academic medical center, from July 1988 to December 1994 and as Chairman of the University Health Center (Vermont) from 1992 to 1994.

     Dr. Tufo has been Executive Vice President of the Company since September 1995. Dr. Tufo has served as a Director of the Company since November 1995. Dr. Tufo has served as Chief Operating Officer of the Company since September 1996. Dr. Tufo served as Vice President and Chief Medical Officer of the Company from August 1995 to September 1995. Dr. Tufo served as a consultant to the Company from February 1995 to August 1995. Dr. Tufo was the President and Chief Executive Officer of University Health Center (Vermont) from July 1989 to December 1994. Dr. Tufo is Professor of Medicine at the University of Vermont College of Medicine.

     Mr. Baker, who joined the Company in July 1989, has served as Vice President of the Company since April 1996. Mr. Baker has served as General Counsel and Secretary of the Company since July 1989.

     Mr. Blanchard, who joined the Company in August 1987, has served as Vice President, Client Services of the Company since March 1995. Prior to that time, Mr. Blanchard served the Company in various capacities, including most recently as Director, Customer Support from November 1992 to March 1995.

     Mr. Crook, who joined the Company in April 1981, has served as Vice President of the Company since June 1984. He served as a Director of the Company from July 1984 to June 1995.

     Mr. Galin has served as Vice President, Sales since August 1992. He served as Director of Sales from April 1982 to August 1992.

     Mr. Kane has served as the Vice President, Finance and Administration, Chief Financial Officer and Treasurer of the Company since joining the Company in October 1984. Mr. Kane is a C.P.A.

     Ms. Pure has served as Vice President, Marketing since November 1995. Ms. Pure served as Director of Best Practices from March 1995 to November 1995. Prior to joining the Company, Ms. Pure was employed by Shared Medical Systems Corporation, a medical software company, from May 1983 until March 1995, most recently as Manager of Product Marketing and Communications.

     Dr. Sutherland has served as Senior Vice President, Engineering and
Product Development since joining the Company in September 1996. Prior to joining the Company, he was Vice President, Engineering of Individual Inc., an Internet content provider company, from May to September 1996; Vice President, Object Technology of Vmark Software, a software development tools company, from June 1995 to May 1996; Vice President, Object Technology for Easel Corporation, a software development tools company, from July 1993 to June 1995; and President and founder of Object Databases (now known as Matisse Software) from October 1989 to June 1993.

     Each officer serves at the discretion of the Company's Board of Directors. There are no family relationship among the named officers.

     The portion of the response to this item relating to arrangements and understandings pursuant to which named executive officers were or are to be elected as officers of the Company is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 18, 1998 (the "1998 Proxy Statement") under the caption "Employment Agreements" and is incorporated herein by reference.


                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Market Price of and Dividends on Common Stock and Related Matters. The Common Stock of IDX Systems Corporation is traded on the Nasdaq Market under the symbol "IDXC." The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.

                         Quarter/Year                              High       Low
         -----------------------------------------------------    -------   -------
                                                                        1996
         First Quarter 1996...................................    $ 36.625  $ 27.25
         (January 1, 1996 through March 31, 1996)

         Second Quarter 1996..................................    $ 44.25   $ 28.25
         (April 1, 1996 through June 30, 1996)

         Third Quarter 1996...................................    $ 40.50   $ 24.75
         (July 1, 1996 through September 30, 1996)

         Fourth Quarter 1996..................................    $ 35.75   $ 22.50
         (October 1, 1996 through December 31, 1996)

                                                                        1997
         First Quarter 1997...................................    $ 36.50   $ 26.875
         (January 1, 1997 through March 31, 1997)

         Second Quarter 1997..................................    $ 37.50   $ 23.0
         (April 1, 1997 through June 30, 1997)

         Third Quarter 1997...................................    $ 40.00   $ 31.5
         (July 1, 1997 through September 30, 1997)

         Fourth Quarter 1997..................................    $ 38.00   $ 28.375
         (October 1, 1997 through December 31, 1997)

     On March 16, 1998, the Company had approximately 188 stockholders of record. (This number does not include stockholders for whom shares are held in a "nominee" or "street" name.) On March 16, 1998, the closing price of the Company's Common Stock on the Nasdaq National Market was $43.50.

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

     (b) Recent Sales of Unregistered Securities. On June 18, 1997, the Company issued 300 shares of Common Stock to each of the three outside directors of the Company in consideration of one year's past service as a director of the Company. The shares of Common Stock issued in these transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), relating to sales by an issuer not involving any public offering. All such securities are deemed restricted securities for purposes of the Securities Act. There were no underwriters involved in such transactions.

     (c) Use of Proceeds. The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of Common Stock, $.01 per share, which closed on November 22, 1995.

              (1) The effective date of the Registration Statement on Form S-1 for the offering was November 16, 1995 and the commission file number of the Registration Statement is 33-97104.
              (2) The offering commenced on November 16, 1995.
              (3) Not applicable.
              (4) (i) The offering terminated on November 18, 1995 after all the shares were sold.
                  (ii) The managing underwriters for the offering were BT Alex. Brown and Volpe, Welty & Company.
                  (iii) The Company registered shares of the Company's Common Stock, $.01 par value per share, in the offering.
                  (iv) Of the 4,634,500 shares of Common Stock registered in the offering, 4,604,500 shares were registered for the account of the Company, and 30,000 shares were registered for the account of a selling stockholder. All such shares registered for the account of the Company and for the account of the selling stockholder were sold in the offering on November 22, 1995. The aggregate offering prices of the shares registered and sold for the accounts of the Company and selling stockholder were $82,881,000 and $540,000, respectively.
                  (v) From November 16, 1995 to December 31, 1997, the actual expenses incurred in connection with the offering, including underwriting discounts, commissions and other expenses, were (i) $39,926 paid to directors, officers, general partners of the Company and their associates, persons owning 10% or more of the equity securities of the Company and affiliates of the Company and (ii) $6,677,244 paid to others.
                  (vi) The net offering proceeds to the Company after expenses were approximately $76,163,830.
                  (vii) From November 16, 1995 to December 31, 1997, $36,657,330 of the offering proceeds were actually distributed to stockholders of the Company. This amount represented the Company's previously undistributed earnings as an S Corporation from July 1987 through October 1995 (the "S Corporation Distribution"). The S Corporation Distribution was paid in November 1995 and December 1995. $36,630,206 of the S Corporation Distribution was paid to directors, officers, general partners of the Company and their associates, persons owning 10% or more of the equity securities of the Company and affiliates of the Company and $27,124 of the S Corporation Distribution was paid to other stockholders of the Company. From November 16, 1995 to December 31, 1997, $39,506,500, the balance of the offering proceeds were used for general corporate purposes, including working capital purposes, the payment of current expenses and the acquisition of businesses. As of December 31, 1997, the offering proceeds had been fully applied by the Company.
                  (viii) Not applicable.

Item 6.   Selected Financial Data

                              Financial Highlights

                     Summary of Consolidated Financial Data

                                                                       Year Ended December 31,
                                                        ------------------------------------------------------
                                                           1993       1994       1995       1996        1997
                                                        ------------------------------------------------------
                                                                (in thousands, except per share data)
Statements of Income Data:
Revenues..............................................  $ 117,710  $ 143,807  $ 175,285  $ 206,879   $ 251,417
Operating Income......................................      4,745      9,348     19,038     22,626      10,614
Net Income............................................      4,379      7,229     20,673     16,660       7,962
Net Income Per Share..................................                                   $    0.64   $    0.30
Pro Forma Net Income..................................                 4,854     13,915
Pro Forma Net Income Per Share........................              $   0.24  $    0.63

Balance Sheet Data:
Cash and Investments..................................  $  24,712   $ 30,786  $ 104,154  $ 113,392   $ 115,887
Working Capital.......................................     30,924     33,662    110,966    131,900     140,906
Total Assets..........................................     81,052     96,013    169,517    202,322     237,318
Long-term Debt, less current portion..................      8,502      7,070      3,059      2,651       2,508
Total Stockholders' Equity............................  $  50,923   $ 60,899  $ 130,512  $ 158,550   $ 176,604

   The consolidated financial data set forth above has been restated to include the results of operations and accounts of PHAMIS for all periods prior to its acquisition by IDX on July 10, 1997. The acquisition, as more fully described in
Note 2 to the Consolidated Financial Statements, has been accounted for as a pooling of interests.

   Per share amounts represent diluted net income per share. The 1994 and 1995 pro forma net income per share and the 1996 net income per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share, as more full described in Note 1 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The acquisition of PHAMIS was completed on July 10, 1997, and has been accounted for as a pooling of interests. Therefore, the results of operations for all periods discussed below have been restated to include the financial results of PHAMIS. See Note 2 of Notes to Consolidated Financial Statements.

     Revenues of $251.4 million in 1997 grew 21.5% over 1996 revenues of $206.9 million. Systems sales grew 21.7% in 1997, and maintenance and service fees grew 21.3%.

     Operating income declined from $22.6 million in 1996 to $10.6 million in 1997, a decrease of $12.0 million or 53.1%. Excluding expenses related to the write-off of acquired research and development and merger and related costs, operating income grew from $22.9 million in 1996 to $32.9 million in 1997, an increase of $10.0 million or 43.7%. Net income declined from $16.7 million in 1996 to $8.0 million in 1997, a decrease of $8.7 million or 52.1%. Excluding the write-off of acquired research and development, and merger and related costs, net income grew from $16.7 million in 1996 to $23.1 million in 1997, an increase of $6.4 million or 38.3%.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. The Company has identified by italics, or all capital letters, various sentences within this Annual Report which contain such forward-looking statements. In addition, words such as "believes," "may," "plans," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures on page 19 under the caption "Factors Affecting Future Results," which are not italicized or capitalized for improved readability, consist principally of a discussion of risks which may affect future results and, are thus, in their entirety forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.


Year Ended December 31, 1997 and 1996

     Revenues. The Company's total revenues increased to $251.4 million in 1997 from $206.9 million in 1996, an increase of $44.5 million or 21.5%. Revenues from systems sales increased to $134.5 million in 1997 (53.5% of total revenues) from $110.5 million (53.4% of total revenues) in 1996, an increase of $24.0 million or 21.7%. The increase was primarily due to an increase in installations of certain of the Company's IDXtend and LastWord systems. Revenues from maintenance and service fees increased to $116.9 million in 1997 (46.5% of total revenues) from $96.4 million (46.6% of total revenues) in 1996, an increase of $20.5 million or 21.3%. Approximately $11.1 million of the increase was due to additional maintenance revenue resulting from the continued growth in the Company's installed client base. Professional and technical services revenues increased to $20.4 million in 1997 (8.1% of total revenues) from $12.6 million in 1996 (6.1% of total revenues), an increase of $7.8 million as a result of the Company's increased marketing efforts in that area.

     Cost of Sales. The cost of sales and services increased to $130.4 million in 1997 from $108.3 million in 1996, an increase of $22.1 million or 20.4%. The gross profit margin on systems sales and services increased to 48.1% in 1997 from 47.7% in 1996. The increase in gross profit was due primarily to the increase of additional license revenues in the installations of certain of the Company's products from its IDXtend and LastWord systems.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $51.7 million in 1997 from $45.9 million in 1996, an increase of $5.8 million or 12.6%. As a percentage of total revenues, selling, general and administrative expenses decreased to 20.6% in 1997 from 22.2% in 1996. The additional expenses incurred in 1997 were primarily due to an increase in the Company's sales and marketing staff.

     Research and Development. Research and development expenses increased to $36.3 million in 1997 from $29.8 million in 1996, an increase of $6.5 million or 21.8%. The increase was due to the hiring of additional staff to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses remained constant at 14.4% in 1997 and 1996. As described in Note 1 to the consolidated financial statements, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Prior to the merger technological feasibility was determined differently by IDX and PHAMIS. Subsequent to the merger the Company's determination of technological feasibility for all product development is based on the completion of a working model which has been approved for beta site testing. Historically costs incurred during beta site testing have not been material. Although the Company presently expects costs to complete beta site testing in the future to be insignificant, as the Company develops products to operate using other technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become material in future reporting periods.

     Merger and Related Costs. During the third quarter of 1997, the Company recorded charges of $20.0 million related to the merger with PHAMIS. The charges were comprised of transaction costs of $5.1 million, write-offs and adjustments of $7.4 million of long-lived assets, principally capitalized software development costs and equipment, attributable to the elimination of overlapping products and operations, employee termination and related costs of $2.7 million, and other merger related costs of $4.8 million, principally related to integration costs incurred during the year and the termination of leases and other contractual obligations. At December 31, 1997, accounts payable and accrued expenses include accrued costs of $3.1 million related to the termination of employees, leases and other contractual obligations, substantially all of which will be paid within one year. The write-off of long-lived assets is not expected to materially affect amortization or depreciation of future reporting periods. In addition, the provision for termination of employees, leases and other contractual obligations is not expected to materially affect selling, general or administrative expenses or cash flows of future periods. Management does not expect to incur significant charges related to the merger in future reporting periods.

     Write-off of Acquired In-Process Research and Development. On February 26, 1997, the Company recorded charges of $2.3 million related to the acquisition of certain data model technology from Medaphis Healthcare Information Technology Company for cash of $2.5 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare data model.


Year Ended December 31, 1996 and 1995.

     Revenues. The Company's total revenues increased to $206.9 million in 1996 from $175.3 million in 1995, an increase of $31.6 million or 18.0%. Revenues from systems sales increased to $110.5 million in 1996 (53.4% of total revenues) from $94.2 million (53.7% of total revenues) in 1995, an increase of $16.3 million or 17.3%. The increase was primarily due to an increase in installations of the Company's IDXtendR @ the Group Practice product, (formerly known as the IDXtend Ambulatory Suite). Revenues from maintenance and service fees increased to $96.4 million) in 1996 (46.6% of total revenues) from $81.1 million (46.3% of total revenues) in 1995, an increase of $15.3 million or 18.8%. Approximately $9.6 million of the increase was due to additional maintenance revenue resulting from the continued growth in the Company's installed client base. Professional and technical services revenues increased approximately $4.2 million in 1996 over 1995 as a result of the Company's increased marketing efforts in that area.

     Cost of Sales. The cost of sales and services increased to $108.3 million in 1996 from $96.8 million in 1995, an increase of $11.5 million or 11.9%. The gross profit margin on systems sales and services increased to 47.7% in 1996 from 44.8% in 1995. The increase in gross profit was due primarily to the increase in the installations of the Company's IDXtendR @ the Group Practice product, (formerly known as the IDXtend Ambulatory Suite).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $45.9 million in 1996 from $36.1 million in 1995, an increase of $9.8 million or 27.1%. As a percentage of total revenues, selling, general and administrative expenses increased to 22.2% in 1996 from 20.6% in 1995. This percentage increase was largely attributable to costs incurred by PHAMIS in 1996 related to entry into the international market, corporate headquarters' relocation and a business acquisition. Additional expenses incurred in 1996 in addition to the PHAMIS related costs were primarily due to the increase in the Company's sales and marketing staff over the same period in 1995.

     Research and Development. Research and development expenses increased to $29.8 million in 1996 from $23.4 million in 1995, an increase of $6.4 million or 27.4%. The increase was due to the hiring of additional staff to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses increased to 14.4% in 1996 from 13.4% in 1995.

Liquidity and Capital Resources

     Since its inception in 1969, the Company has funded its operations, working capital needs and capital expenditures primarily from operations, except for real estate owned by certain partnerships and trusts financed through industrial development bonds. The proceeds from its initial public offering were (i) distributed to stockholders of the Company in connection with the Company's prior status as an S corporation under the Internal Revenue Code of 1986, as amended, and (ii) used for general corporate purposes, including working capital purposes, payment of current expenses and strategic transactions, including acquisitions of businesses, products and technologies.

     Cash flows from operations are principally comprised of net income and depreciation and are primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of the sales cycle and installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In general accounts receivable from customers have been collected consistently within 95 days.

     Cash flows related to investing activities have principally been related to the purchase of computer and office equipment, leasehold improvements, and the purchase and sale of investment grade marketable securities. THE COMPANY
EXPECTS THESE ACTIVITIES TO CONTINUE. INVESTING ACTIVITIES MAY ALSO INCLUDE PURCHASES OF INTERESTS IN AND ACQUISITIONS OF COMPLEMENTARY PRODUCTS, TECHNOLOGIES AND BUSINESSES. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

     Cash, cash equivalents and marketable securities at December 31, 1997 were $115.9 million, an increase of $2.5 million from December 31, 1996. The majority of the increase was due to the cash provided by operating activities and proceeds related to the exercise of stock options. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate. There were no borrowings as of December 31, 1997 or 1996.

     THE COMPANY EXPECTS THAT ITS REQUIREMENTS FOR OFFICE FACILITIES AND OTHER OFFICE EQUIPMENT WILL GROW AS STAFFING REQUIREMENTS DICTATE. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. THE COMPANY PLANS TO CONTINUE INCREASING THE NUMBER OF ITS PROFESSIONAL STAFF DURING 1998 TO MEET ANTICIPATED SALES VOLUME AND TO SUPPORT RESEARCH AND DEVELOPMENT EFFORTS. tO THE EXTENT NECESSARY TO SUPPORT INCREASES IN STAFFING, THE COMPANY INTENDS TO OBTAIN ADDITIONAL OFFICE SPACE.

     THE COMPANY BELIEVES THAT CURRENT OPERATING FUNDS WILL BE SUFFICIENT TO FINANCE ITS OPERATING REQUIREMENTS AT LEAST THROUGH DECEMBER 1998. To date, inflation has not had a material impact on the Company's revenues or income.


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

     For purposes of financial statement presentations, the Company's financial statements reflect comparative pro forma financial information for 1995 as if the Company had been fully taxed. The provision for income taxes for the year ended December 31, 1997 was provided for at the taxable income rate of approximately 50%, which is higher than the historical rate of 40%. This higher rate is due to a portion of the charges incurred in the merger with PHAMIS, principally transaction costs, which are non-deductible for income tax purposes. FOR 1998, THE COMPANY ANTICIPATES AN EFFECTIVE TAX RATE OF APPROXIMATELY 40% OF PRE-TAX INCOME.


New Accounting Standards

     In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, revising certain aspects of SOP 91-1. The SOP is effective for transactions occurring in years beginning after December 15, 1997. THE COMPANY DOES NOT EXPECT THE sop WILL MATERIALLY AFFECT ITS REVENUE RECOGNITION POLICIES WITH RESPECT TO SOFTWARE LICENSE FEES WHICH ARE BASED UPON VENDOR-SPECIFIC OBJECTIVE INFORMATION AND RELATE PRINCIPALLY TO ITS PROPRIETARY SYSTEMS SOFTWARE WHICH GENERALLY REQUIRES NO SIGNIFICANT PRODUCTION, MODIFICATION OR CUSTOMIZATION. LICENSE REVENUE, ACCORDINGLY, IS DEFERRED AND RECOGNIZED AS CUSTOMER PAYMENTS BECOME DUE BASED UPON SPECIFIED MILESTONES AND DUE DATES INCLUDING DELIVERY, INSTALLATION AND FINAL SYSTEMS ACCEPTANCE.

      In 1998, the Company will be required to adopt Statements of Financial Accounting Standards (SFAs) No. 130 and No. 131, "Reporting Comprehensive Income" and "Disclosures About Segments of an Enterprise and Related Information." THE COMPANY BELIEVES THE ADOPTION OF THESE NEW ACCOUNTING STANDARDS WILL NOT HAVE A MATERIAL IMPACT ON THE COMPANY'S FINANCIAL STATEMENTS.

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share.


Backlog

     At December 31, 1997, the Company had total backlog of $203.1 million, including $101.5 million attributable to systems sales and $101.7 million attributable to services. Systems sales backlog consists of fees due under signed contracts which have not yet been recognized as revenues. Service backlog represents contracted software maintenance services, installation fees, and remote computing services fees for a period of 12 months. At December 31, 1996, the Company had total backlog of $212.8 million including $135.0 million attributable to systems sales and $77.8 million attributable to services for multiple years of services. Service backlog represents contracted software maintenance services, installation fees, and remote computing services fees for a period of 12 months or greater at December 31, 1996. OF THE TOTAL 1997 BACKLOG OF $203.1 MILLION, THE COMPANY EXPECTS THAT $22.5 MILLION WILL NOT BE FULFILLED IN THE CURRENT FISCAL YEAR.


Year 2000

         THE COMPANY HAS ASSESSED ITS INTERNAL USE SYSTEMS AND ITS CURRENTLY SUPPORTED PRODUCTS FOR POSSIBLE PROBLEMS IN PROCESSING, REPORTING, DISPLAYING AND OTHERWISE HANDLING DATE DATA CONTAINING THE YEAR 2000 AND BEYOND. tHE cOMPANY BELIEVES IT HAS FORMULATED AND IS IN THE PROCESS OF IMPLEMENTING OR HAS COMPLETED ALL PLANS TO MAKE YEAR 2000 READY ALL OF ITS CRITICAL INTERNAL USE SYSTEMS AND ALL OF ITS CURRENTLY SUPPORTED PRODUCTS.

         AT DECEMBER 31, 1997, ALL OF THE CORE DATA BASES AND DATA PROCESSING FUNCTIONS OF THE COMPANY'S SIGNIFICANT PRODUCTS WERE YEAR 2000 READY. THE COMPANY EXPECTS THAT ELEMENTS OF THE COMPANY'S PRODUCTS OTHER THAN CORE DATABASES AND DATA PROCESSING FUNCTIONS, SUCH AS CERTAIN SCREENS AND REPORTS, WILL BE YEAR 2000 READY IN 1998. THE COMPANY HAS EXPENSED AMOUNTS INCURRED AS OF DECEMBER 31, 1997 TO MAKE SUCH PRODUCTS YEAR 2000 READY, AND SUCH AMOUNTS HAVE NOT BEEN MATERIAL. THE ADDITIONAL COSTS TO MAKE ALL SUCH REMAINING SYSTEMS YEAR 2000 READY BY THE END OF 1998 WILL BE EXPENSED AS INCURRED, ARE EXPECTED TO BE INCURRED IN 1998 AND ARE NOT EXPECTED TO BE MATERIAL.

         THE COMPANY UNDER ITS MAINTENANCE AGREEMENTS EXPECTS TO COMMENCE DELIVERY TO ITS INSTALLED CUSTOMERS OF YEAR 2000 READY VERSIONS OF ALL OF ITS SIGNIFICANT PRODUCTS IN 1998 AND TO COMPLETE MOST INSTALLATIONS OF SUCH VERSIONS BY MID 1999. THE COSTS TO INSTALL YEAR 2000 READY VERSIONS OF THE COMPANY'S PRODUCTS AT CUSTOMER SITES, AS WELL AS THE ABILITY OF THE COMPANY TO ASSIST CUSTOMERS IN THE INSTALLATION OF YEAR 2000 READY VERSIONS OF ITS PRODUCTS, WILL DEPEND IN PART ON THE READINESS, ABILITY AND COOPERATION OF CUSTOMERS TO INSTALL SUCH VERSIONS.

         ANY OF THE cOMPANY'S INTERNAL USE SYSTEMS AND ANY OF THE PRODUCTS SUPPLIED BY THE COMPANY TO ITS CUSTOMERS COULD FAIL TO ADEQUATELY OR PROPERLY PROCESS, DISPLAY, REPORT, OR OTHERWISE HANDLE DATE DATA CONTAINING THE YEAR 2000 AND BEYOND. ANY FAILURE OF A CUSTOMER TO BE READY OR ABLE TO TIMELY INSTALL yEAR 2000 READY VERSIONS OF THE COMPANY'S PRODUCTS COULD CAUSE SIGNIFICANT OPERATIONAL PROBLEMS FOR THE CUSTOMER. FURTHER, A FAILURE OF THE COMPANY TO TIMELY MAKE AVAILABLE YEAR 2000 READY VERSIONS OF ITS PRODUCTS, OR A FAILURE OF THE COMPANY TO TIMELY PROVIDE ADEQUATE RESOURCES TO ASSIST ITS CUSTOMERS IN INSTALLING YEAR 2000 READY VERSIONS OF ITS PRODUCTS, COULD RESULT IN CLAIMS BY CUSTOMERS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, OPERATIONS, AND FUTURE FINANCIAL RESULTS OF THE COMPANY.

Factors Affecting Future Results

         The Company's revenues and operating results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations, and length of sales cycles and installation efforts. The timing of revenues from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction, the changing business plans of the customer, the effectiveness of customer's management, and general economic conditions. In addition, because revenue is recognized at various points during the installation process, the timing of revenue recognition varies considerably based on a number of factors, including availability of personnel, availability of the customer's resources and complexity of the needs of the customer's organization. The Company's initial contact with a potential customer depends in significant part on the customer's decision to replace, expand, or substantially modify its existing information systems, or modify or add business processes or lines of business. How and when to implement, replace, expand or substantially modify an information system or modify or add business processes or lines of business, are major decisions for healthcare organizations. Accordingly, the sales cycle for the Company's systems is typically three to eighteen months or more from contract execution to completion of installation. During the sales cycle and the installation cycle, the Company expends substantial time, effort and funds preparing contract proposals, negotiating the contract and implementing the system. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the timing of systems sales and installation can cause significant variations in operating results from quarter to quarter. The Company's future operating results may fluctuate as a result of these and other factors, such as customer purchasing patterns, and the timing of new product and service introductions and product upgrade releases. The Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. There can be no assurance that future period to period fluctuations will continue and will not have a material adverse effect on the Company's results of operations, financial condition or business.

         The Company intends to continue to grow in part through acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. The Company's ability to expand successfully through acquisitions or alliances depends on many factors, including the successful identification and acquisition of products, technologies or businesses and management's ability to effectively integrate and operate the acquired or aligned products, technologies or businesses. There is significant competition for acquisition and alliance opportunities in the healthcare information systems industry, which may intensify due to consolidation in the industry, thereby increasing the costs of capitalizing on such opportunities. The Company competes for acquisition and alliance opportunities with other companies that have significantly greater financial and management resources. There can be no assurance that the Company will be successful in acquiring or aligning with any complementary products, technologies or businesses; or, if acquired or aligned with, that the Company will be able to successfully integrate any such products, technologies or businesses into its current business and operations. The failure to successfully integrate any significant products, technologies or businesses could have a material adverse effect on the Company's results of operations, financial condition or business.

         Integrating the operations and management of the Company and PHAMIS has been and will continue to be a time-consuming process, and will require the dedication of management resources, which has and may continue to temporarily distract attention from the day-to-day business of the combined Company. There can be no assurance that this integration will be completed smoothly or successfully, and the inability of management to successfully integrate the operations or management of the two companies could have a material adverse effect on the business, results of operations or financial condition of the combined Company. As previously discussed in the section "Merger and Related Costs" the Company has incurred significant merger and related costs. See also
Note 2 to the Notes to Consolidated Financial Statements. Additional unanticipated expenses may be incurred in connection with the continued integration of the business of the Company and PHAMIS.

         The stock market has, from time to time, experienced extreme price and volume fluctuations, particularly in the high technology and healthcare information technology sectors, which have often been unrelated to the operating performance of particular companies. The Company experiences fluctuations in its stock price related to these general market swings as well as announcements of technological innovations, new product introductions by the Company or its competitors, market conditions in the computer software or hardware industries and healthcare reform measures. These fluctuations could have a significant impact on the future market price of the Company's Common Stock.

         As a developer of information systems, the Company must anticipate and adapt to evolving industry standards and new technological developments. The market for the Company's products is characterized by continued and rapid technological advances in both hardware and software development, requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements to existing products. The establishment of standards is largely a function of user acceptance. Therefore, such standards are subject to change. The Company's future success will depend in part upon its ability to enhance its existing products, to respond effectively to technology changes, to migrate its clients to new technologies, to sell additional products to its existing client base and to introduce new products and technologies to meet the evolving needs of its clients in the healthcare information systems market. The Company is currently devoting significant resources toward the development of enhancements to its existing products and the migration of existing products to new hardware and software platforms. There can be no assurance that the Company will successfully complete the development of these products or this migration in a timely fashion or that the Company's current or future products will satisfy the needs of the healthcare information systems market. Further, there can be no assurance that products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.

         Any of the Company's internal use systems and any of the products supplied by the Company to its customers could fail to adequately or properly process, display, report, or otherwise handle date data containing the year 2000 and beyond. Any failure of a customer to be ready or able to timely install year 2000 ready versions of the Company's products could cause significant operational problems for the customer. Further, a failure of the Company to timely make available year 2000 ready versions of its products, or a failure of the Company to timely provide adequate resources to assist its customers in installing year 2000 ready versions of its products, could result in claims by customers, which may have a material adverse effect on the business, operations, and future financial results of the Company.

         The Company currently derives a significant percentage of its revenues from sales of financial and administrative healthcare information systems and related services. As a result, any factor adversely affecting sales of these products and services could have a material adverse effect on the Company's results of operations, financial condition or business. Although the Company has experienced increasing annual sales, revenues associated with existing products may decline as a result of several factors, including price competition. There can be no assurance that the Company will continue to be successful in marketing its current products or any new or enhanced products or maintaining the current pricing for its existing products.

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

         The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. The Company's products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. From time to time, certain proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's clients. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and services. The Company cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on its results of operations, financial condition or business.

         The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (i) register and list their products with the FDA,
(ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. Depending upon the intended use of a device, IDX could be required by the FDA to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires such data, IDX would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete and there can be no assurance that the FDA will approve or clear a device after the completion of such trials. In addition, such products would be subject to FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in healthcare settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the Company's results of operations, financial condition or business.

         Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
IDX Systems Corporation

     We have audited the accompanying consolidated balance sheets of IDX Systems Corporation, its subsidiaries and affiliate as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1996 and 1995 financial statements of PHAMIS, Inc., a wholly-owned subsidiary, which statements reflect total assets of $43,747,000 as of December 31, 1996 and total revenues of $49,300,000 and $47,165,000 for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for PHAMIS, Inc., is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes s assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDX Systems Corporation, its subsidiaries and affiliate at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          Ernst & Young LLP

Boston, Massachusetts
February 3, 1998

                         INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Shareholders
PHAMIS, Inc.:

We have audited the consolidated balance sheet of PHAMIS, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. The financial statements of PHAMIS, Inc. and subsidiaries are the responsibility of the Company's management. Our responsibility is to express an opinion on the PHAMIS, Inc. and subsidiaries' consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHAMIS, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


Seattle, Washington
January 31, 1997, except for note 14 to the PHAMIS, Inc. and subsidiaries' consolidated financial statements, which is as of March 25, 1997

Item 8.   Financial Statements and Supplementary Data

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except for per share data)

                                                                                                 December 31
                                                                                              1997        1996
                                                                                           ---------------------
                                         Assets
Current assets:
     Cash and cash equivalents.........................................................    $  14,061   $  12,327
     Securities available-for-sale.....................................................      101,826     101,065
     Accounts receivable, less allowance of $1,268 in 1997 and $787 in 1996 for
        doubtful accounts..............................................................       66,587      49,115
     Refundable income taxes...........................................................        6,080
     Prepaid expenses..................................................................        2,138       2,116
     Other current assets..............................................................        2,342       2,571
     Deferred tax asset................................................................        4,159       2,556
                                                                                           ---------   ---------
          Total current assets.........................................................      197,193     169,750
Property and equipment:
     Equipment and leasehold improvements, net of accumulated depreciation and
        amortization...................................................................       20,905      18,078
     Real estate, net of accumulated depreciation......................................        7,372       4,155
                                                                                           ---------   ---------
                                                                                              28,277      22,233
Other:
     Capitalized software costs, net...................................................          368       5,120
     Other assets......................................................................        6,175       2,984
     Deferred tax asset................................................................        5,305       2,235
                                                                                           ---------   ---------
                                                                                              11,848      10,339
                                                                                           ---------   ---------
          Total assets.................................................................    $ 237,318   $ 202,322
                                                                                           =========   =========

                          Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable..................................................................    $  10,626   $  10,380
     Accrued expenses..................................................................       20,536       9,892
     Federal and state taxes payable...................................................                      735
     Deferred revenue..................................................................       21,538      16,541
     Note payable and current portion of long-term debt................................        3,587         302
                                                                                           ---------   ---------
          Total current liabilities....................................................       56,287      37,850
Deferred income taxes                                                                                      1,191
Long-term debt, less current portion...................................................        2,508       2,651
Commitments and contingencies..........................................................
Minority interest......................................................................        1,919       2,080
Stockholders' equity:
  Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued
  Common stock, par value $0.01 per share, 100,000 shares authorized,
  issued and Outstanding 26,029 and 25,462 in 1997 and 1996, respectively..............          260         255
  Additional paid-in capital...........................................................      128,658     118,714
  Retained earnings....................................................................       47,550      39,588
                                                                                           ---------   ---------
                                                                                             176,468     158,557
  Cumulative unrealized gains (losses) on securities available-for-sale................          136          (7)
                                                                                           ---------   ---------
          Total stockholders' equity...................................................      176,604     158,550
                                                                                           ---------   ---------
          Total liabilities and stockholders' equity...................................    $ 237,318   $ 202,322
                                                                                           =========   =========

                             See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except for per share data)


                                                               Year Ended December 31
                                                          --------------------------------
                                                            1997        1996        1995
                                                          --------    --------    --------
Revenues:
   Systems sales........................................  $ 134,499   $ 110,495  $  94,163
   Maintenance and service fees.........................    116,918      96,384     81,122
                                                          ---------   ---------  ---------
          Total revenues................................    251,417     206,879    175,285

Operating expenses:
   Cost of sales........................................    130,424     108,264     96,750
   Selling, general and administrative..................     51,747      45,929     36,072
   Research and development.............................     36,312      29,768     23,425
   Write-off of acquired research and development costs      2,290          --         --
   Merger and related costs.............................    20,030         292         --
                                                          ---------   ---------  ---------
              Total operating expenses.................     240,803     184,253    156,247
                                                          ---------   ---------  ---------

Operating income........................................     10,614      22,626     19,038
Other (income) expense:
   Interest income......................................     (6,322)     (5,532)    (3,497)
   Interest expense.....................................        197         220        263
   Minority interest....................................        539         430        369
                                                          ---------   ---------  ---------
                                                             (5,586)     (4,882)    (2,865)
                                                          ---------   ---------  ---------

Income before income taxes..............................     16,200      27,508     21,903
Income tax provision (benefit):
   Current year operations..............................      8,238      10,848      3,266
   Change in tax status.................................                            (2,036)
                                                          ---------   ---------  ---------
                                                              8,238      10,848      1,230
                                                          ---------   ---------  ---------
Net income..............................................  $   7,962   $  16,660  $  20,673
                                                          =========   =========  =========
Basic net income per share..............................  $    0.31   $    0.66
                                                          =========   =========
Basic weighted average shares outstanding...............     25,672      25,146
                                                          =========   =========
Diluted net income per share............................  $    0.30   $    0.64
                                                          =========   =========
Diluted weighted average shares outstanding.............     26,447      26,047
                                                          =========   =========

Pro forma information (unaudited):
   Historical income before income taxes................                         $  21,903
   Pro forma income taxes...............................                             7,988
                                                                                 ---------
   Pro forma net income.................................                         $  13,915
                                                                                 =========

   Pro forma basic net income per share.................                         $    0.73
                                                                                 ---------
   Pro forma basic weighted average shares outstanding..                            19,135
                                                                                 =========

   Pro forma diluted net income per share..............                          $    0.63
                                                                                 ---------
   Pro forma diluted weighted average shares outstanding                            22,158
                                                                                 =========


                            See accompanying notes.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

-----------------------------------------------------------------------------------------------------------------------
                                   Common Stock                           Treasury Stock
-----------------------------------------------------------------------------------------------------------------------
                                                                                             Unrealized
                                                                                                Gain
                                                                                             (Loss) on
                                                    Additional                               Securities       Total
                                           Par       Paid-in    Retained                     Available-   Stockholders'
                                  Shares   Value     Capital    Earnings   Shares    Cost     for-Sale        Equity
-----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1994     18,369  $  184   $   20,324   $41,047      615   $ (393)    $   (264)      $ 60,898
-----------------------------------------------------------------------------------------------------------------------
S Corporation distribution                                      (38,792)                                      (38,792)
-----------------------------------------------------------------------------------------------------------------------
Stock issued upon exercise         1,021      10        2,963               (615)     393                       3,366
   of nonqualified stock options
-----------------------------------------------------------------------------------------------------------------------
Tax benefit related to                                    956                                                     956
   exercise of nonqualified
   stock options
-----------------------------------------------------------------------------------------------------------------------
Stock issued upon exercise of        394       4        2,051                                                   2,055
   incentive stock options
-----------------------------------------------------------------------------------------------------------------------
Stock issued pursuant to               5                  149                                                     149
    employee stock purchase plan
-----------------------------------------------------------------------------------------------------------------------
Stock issued to 401(k) plan           18                  520                                                     520
-----------------------------------------------------------------------------------------------------------------------
Stock issued upon initial          4,886      49       80,292                                                  80,341
    public offerings, net of
    offering costs of $7,172
-----------------------------------------------------------------------------------------------------------------------
Change in unrealized gain                                                                          345            345
   (loss)  on securities
   available-for-sale
-----------------------------------------------------------------------------------------------------------------------
Net income                                                       20,673                                        20,673
-----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995     24,693     247      107,255    22,928        0        0           81        130,511
-----------------------------------------------------------------------------------------------------------------------
Stock issued upon exercise of          8                   56                                                      56
   nonqualified stock options
-----------------------------------------------------------------------------------------------------------------------
Tax benefit related to                                  4,812                                                   4,812
   exercise of nonqualified stock
   options
-----------------------------------------------------------------------------------------------------------------------
Stock issued upon exercise of        569       6        3,037                                                   3,043
   incentive stock options
-----------------------------------------------------------------------------------------------------------------------
Stock issued pursuant to             171       2        3,090                                                   3,092
   employee stock purchase plan
-----------------------------------------------------------------------------------------------------------------------
Stock issued to 401(k) plan           21                  464                                                     464
-----------------------------------------------------------------------------------------------------------------------
Change in unrealized gain                                                                          (88)           (88)
   (loss) on securities
   available-for-sale
-----------------------------------------------------------------------------------------------------------------------
Net income                                                       16,660                                        16,660
-----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996     25,462     255      118,714    39,588        0        0           (7)       158,550
-----------------------------------------------------------------------------------------------------------------------
Stock issued upon exercise of         73       1        1,153                                                   1,154
   nonqualified stock options
-----------------------------------------------------------------------------------------------------------------------
Tax benefit related to                                  3,059                                                   3,059
   exercise of nonqualified
   stock options
-----------------------------------------------------------------------------------------------------------------------
Stock issued upon exercise of        419       4        3,887                                                   3,891
   incentive stock options
-----------------------------------------------------------------------------------------------------------------------
Stock issued pursuant to              54                1,408                                                   1,408
   employee stock purchase plan
-----------------------------------------------------------------------------------------------------------------------
Stock issued to 401(k) plan           21                  437                                                     437
-----------------------------------------------------------------------------------------------------------------------
Change in unrealized gain
   (loss) on securities
   available-for-sale                                                                              143            143
-----------------------------------------------------------------------------------------------------------------------
Net income                                                        7,962                                         7,962
-----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997     26,029  $  260   $  128,658   $47,550        0   $    0     $    136       $176,604
=======================================================================================================================

                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                  Year Ended December 31
                                                                              ------------------------------
                                                                                1997       1996       1995
                                                                              --------   --------   --------
Operating Activities
Net income................................................................  $  7,962     $ 16,660    $ 20,673
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation of property and equipment...............................     8,066        5,990       5,875
     Amortization of capitalized software.................................       806        1,337         943
     Deferred tax benefit.................................................    (5,864)      (1,664)     (1,679)
     Provision for doubtful accounts......................................       593          360         387
     Minority interest....................................................       539          430         369
     Write-off of acquired in-process research and development costs......     2,290
     Write-off of capitalized software costs and equipment in connection
       with merger........................................................     7,406
     Changes in operating assets and liabilities:
          Accounts receivable.............................................   (18,065)     (14,633)    (11,718)
          Prepaid expenses and other assets...............................    (2,984)      (2,596)       (570)
          Accounts payable................................................       246        2,576       2,748
          Accrued expenses................................................    10,644          545       3,542
          Federal and state taxes payable.................................    (6,815)         (71)         46
          Deferred revenue................................................     4,997        1,539       1,041
                                                                            --------     --------    --------
Net cash provided by operating activities.................................     9,821       10,473      21,657

Investing Activities
Purchase of property and equipment, net...................................   (15,711)      (8,891)     (7,114)
Purchase of securities available-for-sale.................................  (151,537)    (147,056)   (102,382)
Proceeds from sale of securities available-for-sale ......................   150,919      112,297      56,989
Purchase of data model technology.........................................    (2,500)
Capitalized software development costs....................................    (1,649)      (3,397)     (2,796)
                                                                            --------     --------    --------
Net cash used in investing activities.....................................   (20,478)     (47,047)    (55,303)

Financing Activities
Proceeds from sale of common stock........................................     6,890        6,655       6,090
Tax benefit related to exercise of non qualified stock options............     3,059        4,812         956
Proceeds from initial public offerings, net...............................                             80,340
S Corporation distribution................................................                            (38,792)
Contributions to (distributions from) Affiliates..........................      (700)         467        (225)
Proceeds from note payable................................................     3,350
Repayment of notes receivable from related parties........................                             13,638
Proceeds from (repayment of) note payable to bank.........................                   (209)        109
Repayment of long-term debt...............................................      (208)        (574)       (856)
                                                                            --------     --------    --------
Net cash provided by financing activities.................................    12,391       11,151      61,260
                                                                            --------     --------    --------
Increase (decrease) in cash and cash equivalents..........................     1,734      (25,423)     27,614
Cash and cash equivalents at beginning of year............................    12,327       37,750     10,136
                                                                            --------     --------    --------
Cash and cash equivalents at end of year..................................  $ 14,061     $ 12,327    $ 37,750
                                                                            ========     ========    ========
Supplemental Cash Flow Information
Cash paid for interest....................................................  $    190     $    158    $    283
                                                                            ========     ========    ========
Cash paid for income taxes................................................  $ 17,382     $  8,321    $  1,654
                                                                            ========     ========    ========


                             See accompanying notes.

                            IDX SYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1997

1.   Significant Accounting Policies

Nature of Business

     IDX Systems Corporation (IDX or the Company) operates in one principal industry segment providing healthcare information systems and services principally in the United States. Revenues are derived from the licensing of software, maintenance and services related to systems sales.

     In July 1997, IDX completed its merger (Merger) with PHAMIS, Inc. (PHAMIS) in a stock for stock transaction. The transaction, which was accounted for as a pooling-of-interests, was effected through the exchange of .73 shares of IDX common stock in exchange for each PHAMIS share outstanding. Approximately 4.6 million shares of common stock were issued in connection with the Merger. PHAMIS was a Seattle-based provider of enterprise-wide, patient-centered healthcare information systems.

     The consolidated financial statements for all periods prior to the Merger have been restated to include the accounts and results of operations of PHAMIS. No adjustments were required to conform the financial reporting policies of IDX and PHAMIS for the periods presented.

Basis of Presentation and Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, its subsidiaries and a real estate trust. Investments in entities, representing an ownership interest of less than 20%, are accounted for under the cost method.

     The Company leases a substantial portion of its space, including its corporate headquarters and certain sales and support offices, from real estate partnerships and trusts owned by stockholders and certain key employees of the Company. These real estate partnerships and trusts include 116 Huntington Avenue Limited Partnership ("HLP"), BDP Realty Associates ("BDP") and other real estate partnerships and trusts ("REPs"). The Company's consolidated financial statements include the accounts of the Company and BDP whose real estate is leased exclusively by the Company and for which the Company is subject to substantially all the risks of ownership. Real estate owned by HLP and REPs are leased to the Company under operating leases. All transactions between the Company and BDP are eliminated. Minority interest represents net income and equity of BDP.

Revenue Recognition

   Software License Fees

     The Company recognizes revenue in accordance with the provisions of AICPA Statement of Position No. 91-1 "Software Revenue Recognition" (SOP 91-1). Software license fees, which are based upon vendor-specific objective information, represent revenues derived from the license of the Company's proprietary systems software which generally requires no significant production, modification or customization. IDX license revenue is deferred and recognized as customer payments become due based upon specified milestones and due dates including delivery, installation and final systems acceptance. PHAMIS license revenues are principally recognized using the percentage-of-completion method as systems customization progresses. These revenues are measured primarily based on the ratio of labor incurred to total estimated labor to complete each contract, as prescribed by generally accepted accounting principles for long-term, fixed-price contracts. If the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is recognized in the period in which such loss is determined.

   Hardware Sales

     Revenue from sale of computer equipment related to IDX contracts is recognized upon shipment, provided post-sale vendor obligations are insignificant and the sales value is based on vendor-specific objective information. If post-sale vendor obligations are significant, revenue is deferred until the obligations are fulfilled. Revenue from the sale of hardware related to PHAMIS contracts is principally recognized using the percentage-of-completion method as systems customization progresses. Revenue from the sale of PHAMIS hardware not included in a systems contract is recognized upon shipment.

   Maintenance and Services

     IDX installation service revenue related to systems sales, which is based on vendor-specific objective information, is recognized upon fulfillment of contractual obligations based upon achievement of specified milestones. PHAMIS installation service revenue is recognized using the percentage-of-completion method as systems customization progresses. Professional service revenue is recognized as the services are performed. Maintenance is recognized ratably over the term of the agreement.

     Due to the elimination of providing customized systems software, the Company is recognizing revenues derived from license fees, hardware sales and services related to PHAMIS system software contracts entered into after the Merger, on the same basis as IDX.

   Statement of Position 97-2

     During 1997, the AICPA issued Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not expect adoption will materially affect its revenue recognition policies with respect to revenue derived from systems sales and services since each element of revenue is based upon vendor-specific objective information, systems software requires no significant production, modification or customization and revenues are recognized as customer payments become due based upon milestones and due dates including delivery, installation and final systems acceptance.

Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

Research and Development Costs

     Research and development costs are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model. Software development costs, when material, are stated at the lower of unamortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to sales of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for each product based on the greater of the amount computed using (i) the ratio of current gross revenues to total current and anticipated future gross revenues for the related software or (ii) the straight-line method over a three-year life or the product's estimated economic life, if shorter. Capitalized software development costs of $368,000 and $5,120,000 at December 31, 1997 and 1996, respectively, net of accumulated amortization, are included in other assets in the accompanying balance sheets. Amortization of capitalized software amounted to $806,000, $1,337,000 and $943,000 in 1997, 1996 and 1995, respectively. In connection with the Merger, the Company wrote-off $5.6 million of capitalized software development costs attributable to the elimination of overlapping products.

Cash Equivalents

     The Company considers highly liquid investments generally with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Risks and Uncertainties

   Concentration of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, securities available-for-sale and trade receivables.

     The Company invests excess cash primarily in money market mutual funds and tax exempt municipal funds with high credit ratings, debt securities with highly rated issuers and treasury notes and bonds issued by the United States Government and the State of Vermont.

     The Company's customers are substantially all large integrated healthcare delivery enterprises principally located in the United States. To reduce credit risk, the Company performs ongoing credit evaluations of the financial condition of its customers. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at December 31, 1997. The Company's losses related to collection of trade accounts receivables have consistently been within management's expectations.

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

Investment Securities

     The Company accounts for investment securities based on Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 provides the accounting and reporting requirements for investments in securities that have readily determinable fair values and for all investments in debt securities. All of the Company's investments have been classified as available-for-sale securities at December 31, 1997 and 1996. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of stockholders' equity.

Property and Equipment

     Real estate, which includes land, buildings and related improvements owned by BDP, is stated at cost. Buildings and related improvements are depreciated using the straight-line method over their estimated useful lives of 30 to 40 years.

     Equipment is stated at cost and is depreciated over its estimated useful life by using the straight-line method. Equipment under capital leases is stated at the lower of the present value of minimum lease payments discounted at the Company's incremental borrowing rate at the beginning of the lease term or fair value at the inception of the lease. Depreciation is generally computed based on useful lives of three to five years for computer equipment and software and five to ten years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the respective lease or the estimated useful life of the asset.

Income Taxes

     On November 1, 1995, the Company terminated its status as an "S Corporation" under Section 1362 of the Internal Revenue Code, and thereafter has become subject to federal and state corporate income taxes. Prior to November 1, 1995, the Company was not liable for federal income taxes as income was taxed directly to the Company's stockholders. The Company had provided for income taxes in states in which it operated that did not recognize "S Corporation" status. This change in tax status resulted in the Company recognizing a $2,036,000 tax benefit in 1995.

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

Stock Option Plans

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of the grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net Income Per Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All net income and pro forma net income per share amounts for all periods have been presented, and where appropriate restated, to conform to the SFAS No. 128 requirements.

Pro Forma Information (Unaudited)

   Pro Forma Consolidated Statement of Income

     On November 1, 1995, the Company terminated its status as an S Corporation and thereafter became subject to federal and state corporate income taxes. Accordingly, for informational purposes, the accompanying consolidated statement of income for the year ended December 31, 1995 includes an unaudited pro forma adjustment for income taxes, based on the tax laws in effect at the time, which would have been recorded if the Company had not been an S Corporation.

     Total pro forma income tax expense is different from the amount which would be provided by applying the statutory federal rate to income before income taxes principally due to the effect of state income taxes and the reduction of the valuation allowance which had previously been provided due to the uncertainty of realization of certain tax benefits during the carryforward period.

     Pro Forma Net Income Per Share

     Pro forma net income per share is computed using pro forma net income and the weighted average number of common and dilutive Common Stock equivalent shares. Common Stock equivalents are attributable to stock options using the treasury stock method and, for the nine-month period ended September 30, 1995, include the weighted average estimated number of shares which would be necessary to fund the payment of undistributed S Corporation earnings in excess of the previous twelve months net income. Common Stock and Common Stock equivalent shares issued during the twelve-month period prior to the effective date of the initial public offering previously required by the Securities and Exchange Commission (SEC) to be included in the earnings per share calculation have been excluded and pro forma net income per share restated in connection with the adoption of SFAS No. 128, pursuant to SEC Staff Accounting Bulletin 98, issued in February 1998.

Reclassification

     Certain amounts in 1996 and 1995 have been reclassified to permit comparison.

2.  Business Combinations

     In July 1997, the Company completed the Merger with PHAMIS which became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests and accordingly, the accompanying financial statements include the accounts of PHAMIS for all periods presented. In connection with the Merger, the Company incurred approximately $20 million of merger and related costs consisting principally of transaction costs of $5.1 million, write-offs and adjustments of $7.4 million of long-lived assets, primarily capitalized software development costs and equipment due to the elimination of overlapping products and operations, employee termination and related costs of $2.7 million and other merger related costs of $4.8 million related to integration costs incurred during the year and the termination of leases and other contractual obligations.

     At December 31, 1997, accounts payable and accrued expenses include accrued costs of $3.1 million related to the termination of employees, leases and other contractual obligations, substantially all of which will be paid within one year. During 1997 cash paid and charged to the accrual established as of the date of the Merger related to employee terminations and termination of leases and other contractual obligations amounted to approximately $1.7 million. The write-off of long-lived assets is not expected to materially affect amortization and depreciation of future reporting periods. In addition, the provision for termination of employees, leases and other contractual obligations is not expected to materially affect selling, general and administrative expenses or cash flows of future periods. Management does not expect to incur significant charges related to the Merger in future reporting periods.

     The results of operations previously reported by the separate enterprises and the consolidated amounts for the years ended December 31, 1996 and 1995 and the six months ended June 30, 1997 are summarized below.

                                               Six months ended                Year ended December 31,
                                                June 30, 1997               1996                     1995
                                             ---------------------------------------------------------------
                                                                       (in thousands)
Total revenues:
   IDX                                           $  92,606               $ 157,579                 $ 128,120
   PHAMIS                                           24,385                  49,300                    47,165
                                             ---------------------------------------------------------------

   Consolidated                                  $ 116,991               $ 206,879                 $ 175,285
                                             ===============================================================

Net income (loss):
   IDX                                           $   8,417               $  14,882                 $  16,365
   PHAMIS                                              (44)                  1,778                     4,308
                                             ---------------------------------------------------------------

   Consolidated                                  $   8,373               $  16,660                 $  20,673
                                             ===============================================================

     In February 1997, the Company acquired certain data model technology from Medaphis Healthcare Information Technology Company for cash of $2.5 million. The acquisition was accounted for under the purchase method. Approximately $2.3 million of the purchase price has been expensed as in-process research and development in connection with the Company's development of a healthcare data model.

     In March 1996, PHAMIS completed its merger with DataBreeze, Inc. (DataBreeze) in a stock for stock transaction. Approximately 154,000 shares of Common Stock were issued in connection with the DataBreeze merger, which was accounted for as a pooling-of-interests. DataBreeze is a Florida based provider of information systems for the physician practice management marketplace. The restatement of the consolidated financial statements of PHAMIS to include the accounts and results of operations of DataBreeze for periods prior to the merger did not materially affect the Company's consolidated financial statements.

3.  Securities Available-for-Sale

     The following is a summary of securities available-for-sale at December 31, 1997 and 1996:

                                                                Gross         Gross    Estimated
                                                                -----         -----    ---------
                                                              Unrealized    Unrealized   Fair
                                                              ----------    ----------   ----
                                                 Cost           Gains        Losses      Value
                                            -------------       -----        ------      -----
                                                                 (in thousands)
     December 31, 1997
     U.S. government securities.....          $ 31,292          $ 75        $ (8)     $ 31,359
     Other debt securities..........            10,995            33          (6)       11,022
                                            --------------------------------------------------
          Total debt securities.....            42,287           108         (14)       42,381
     Tax-deferred municipal funds...            25,181            46          (4)       25,223
     Money market fund..............            34,222                                  34,222
                                            --------------------------------------------------
                                              $101,690          $154        $(18)     $101,826
                                            ==================================================

     December 31, 1996
     U.S. government securities.....          $ 56,887          $ 60        $(57)     $ 56,890
     Other debt securities..........             1,563             1         (11)        1,553
                                            --------------------------------------------------
          Total debt securities.....            58,450            61         (68)       58,443
     Tax-deferred municipal funds...             8,500                                   8,500
     Tax-free investment fund.......            34,122                                  34,122
                                            --------------------------------------------------
                                              $101,072          $ 61        $(68)     $101,065
                                            ==================================================

     The net unrealized gain (loss) on securities available-for-sale included as a separate component of stockholders' equity totaled $136,000 and $(7,000) at December 31, 1997 and 1996, respectively.

     The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below.

                                                                    Estimated
                                                                    ---------
                                                     Cost           Fair Value
                                                   --------         ----------
                                                      (in thousands)
     Due in one year or less...................     $25,626          $25,641
     Due after one year through three years....      11,447           11,534
     Due after three years.....................       5,214            5,206
                                                 ---------------------------
                                                    $42,287          $42,381
                                                 ===========================

4.  Advances to Related Parties

     Prior to 1996, the Company advanced $2,670,000 to HLP which was used in connection with the construction of leasehold improvements to be owned by the Company. At December 31, 1995, leasehold improvements of $1,509,000 were capitalized by the Company and the balance of the advance of $1,161,000 was remitted to the Company.

5.  Equipment and Leasehold Improvements

     Equipment and leasehold improvements consists of the following:

                                                                December 31
                                                               --------------

                                                             1997      1996
                                                            -------   --------
                                                             (in thousands)
     Computer equipment and software.....................    $32,954   $26,692
     Furniture and fixtures..............................      6,567     6,025
     Leasehold improvements..............................      7,334     7,176
                                                               -----     -----
                                                              46,855    39,893
     Less accumulated depreciation and amortization......     25,950    21,815
                                                              ------    ------
                                                             $20,905   $18,078
                                                             =======   =======

6.  Other Investments and Advances

     In February 1996, PHAMIS signed a Distribution Agreement (the Agreement) with a California-based software developer of mobile computing solutions for the home healthcare marketplace. The Agreement allows PHAMIS to distribute the home healthcare solutions throughout its direct sales network. In addition to the Agreement, PHAMIS purchased a minority equity interest in the developer for approximately $950,000 in cash. The equity interest is accounted for under the cost method of accounting.

     In December 1995, PHAMIS purchased an equity interest in a critical care information systems developer based in Europe for approximately $1,082,000 in cash. The equity interest is accounted for under the cost method of accounting. In addition to the equity interest, PHAMIS entered into an OEM Distribution Agreement (the OEM Agreement) to distribute the critical care system throughout its customer base. In connection with the OEM Agreement, PHAMIS paid certain costs for advance license fees, which are recorded as prepaid expenses. During 1996, PHAMIS invested an additional $225,000 in connection with an additional round of equity financing by the developer.

7.  Accrued Expenses

Accrued expenses consist of the following:

                                                        December 31,
                                                   1997              1996
                                          -------------------------------------
                                                      (in thousands)

Employee compensation and benefits               $12,653             $6,761
Merger related costs                               3,098
Other                                              4,785              3,131
                                          -------------------------------------
                                                 $20,536             $9,892
                                          =====================================

8.  Financing Arrangements

     Under a line of credit arrangement with a bank, the Company may borrow up to $5,000,000 on a demand basis subject to terms and conditions upon which the Company and the bank may mutually agree. The line of credit arrangement expires on May 31, 1998. At December 31, 1997 and for each of the three years in the period then ended, there were no borrowings under this arrangement.

     BDP had a $4,000,000 demand line of credit agreement with a bank, under which borrowings of $3,350,000, bearing interest of 7.4%, were outstanding at December 31, 1997. These borrowings were repaid in January 1998. The carrying amount approximates fair value due to the short-term maturity of the agreement.

     PHAMIS had an unsecured $5,000,000 revolving line of credit agreement with a bank which was canceled in connection with the Merger. There were no amounts outstanding at December 31, 1996.

      Long-term debt, principally related to certain real estate described below, is as follows:

                                                               December 31
                                                               -----------

                                                              1997    1996
                                                              ----    ----
                                                             (in thousands)

      Obligation under industrial revenue bond, principal
       installments of $200, interest at a floating
       variable rate (4.45% at December 31, 1997),
       secured by real estate owned by BDP...............    $2,700   $2,800
      Other..............................................        45      153
                                                         -------------------
                                                              2,745    2,953
      Less current portion...............................       237      302
                                                         -------------------
      Long-term debt.....................................    $2,508   $2,651
                                                         ===================

     The industrial revenue bond and related mortgage notes payable are collateralized by land and buildings consisting of the Company's corporate headquarters owned by BDP whose real estate was leased exclusively by the Company and for which the Company is subject to substantially all the risks of ownership. These obligations require BDP to maintain certain financial ratios and comply with certain covenants. These borrowings were repaid in February 1998. The carrying amount of long-term debt approximates fair value due to the variable rate of interest.

     At December 31, 1997 and 1996, real estate owned by BDP and financed by the obligation indicated above consisted of the following:

                                        December 31
                                        -----------
                                       1997     1996
                                       ------ ------
                                      (in thousands)
     Corporate headquarters........    $8,794  $5,438
     Accumulated depreciation......     1,422   1,283
                                       ------  ------
                                       $7,372  $4,155
                                       ======  ======

Operating Leases

     The Company leases approximately 47% of the office space in a commercial office building owned by HLP (see Note 4). HLP is owned and controlled by stockholders and certain key employees of the Company. At December 31, 1997, future obligations due under the operating lease with HLP, REPs and unrelated parties for sales and support offices are as follows:

                                                                      Unrelated
                                          HLP      REPs    Sub Total   Parties   Total
                                        -------   ------   ---------   -------   -----
                                                         (in thousands)
     Year ending December 31:
          1998.....................    $ 2,710   $  295     $ 3,005    $ 5,025  $ 8,030
          1999.....................      2,710      251       2,961      4,354    7,315
          2000.....................      2,920      251       3,171      3,632    6,803
          2001.....................      2,920      251       3,171      3,612    6,783
          2002.....................      2,920      105       3,025      3,391    6,416
          Thereafter...............     33,870               33,870     12,707   46,577
                                     ---------------------------------------------------
                                       $48,050   $1,153     $49,203    $32,721  $81,924
                                     ===================================================

     Total rent expense amounted to $6,906,000, $5,563,000 and $5,278,000, during 1997, 1996 and 1995, respectively. Total rent expense includes $3,024,000, $2,621,000 and $2,571,000 in 1997, 1996 and 1995, respectively, related to the lease with HLP. Total rent expense includes $448,000, $381,000 and $915,000 in 1997, 1996 and 1995, respectively, related to the leases with REPs.

9.  Income Taxes

     The provision for income taxes consists of the following:

                                             1997       1996        1995
                                          ----------  ---------   ---------
                                                   (in thousands)
     Currently payable:
          Federal.....................     $11,282    $10,317      $2,497
          State.......................       2,820      2,195         412
                                           -------    -------      ------
                                            14,102     12,512       2,909
     Deferred, principally Federal....     (5,864)     (1,664)     (1,679)
                                           -------    -------      ------
                                           $ 8,238    $10,848      $1,230
                                           =======    =======      ======

     A reconciliation of the federal statutory rate to the effective income tax rate during 1997, 1996 and 1995 is as follows:

                                                  1997        1996       1995
                                                --------    --------   --------

     Tax at federal statutory rate........        35.0%       35.0%      35.0%
     State taxes, net of federal benefit.          5.5         5.2        5.2
     Non-deductible costs of merger.......        10.4         (.2)
     Change in tax status.................                              (34.6)
     Other, net...........................                     (.6)
                                                -------------------------------
                                                  50.9%       39.4%       5.6%
                                                ===============================

     Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                                              1997       1996
                                                                                         ----------------------
                                                                                              (In thousands)
           Deferred tax assets:
                Allowances and accruals                                                     $6,248    $ 1,628
                Depreciation                                                                 2,049      2,235
                Research and development tax credit                                                       244
                Loss carryforwards and other tax credits                                       600      1,121
                Deferred revenue                                                             1,314        937
                Other                                                                                      68
                                                                                         ----------------------
                                 Total deferred tax assets                                  10,211      6,233
                                                                                         ----------------------
           Deferred tax liabilities:
                Capitalized software costs, net of accumulated amortization                    147      1,888
                Other                                                                                     145
                                                                                         ----------------------
                                 Total deferred tax liabilities                                147      2,033
                                                                                         ----------------------
                                 Net deferred tax asset                                     10,064      4,200

                                 Less valuation allowance                                      600        600
                                                                                         ----------------------
                                                                                            $9,464    $ 3,600
                                                                                         ----------------------

           Deferred income taxes are included in accompanying balance sheets under the following captions:
                   Current assets                                                           $4,159    $ 2,556
                   Noncurrent assets                                                         5,305      2,235
                   Noncurrent liabilities                                                              (1,191)
                                                                                         ----------------------
                                                                                            $9,464    $ 3,600
                                                                                         ======================

10.  Net Income Per Share

     The following sets forth the computation of basic and diluted earnings per share:



                                                                      1997         1996
                                                                  -------------------------
Numerator:
     Net income                                                     $   7,962      $16,660
                                                                  -------------------------
        Numerator for basic and diluted earnings per share          $   7,962      $16,660

Denominator:
     Denominator for basic earnings per share--
           weighted-average share                                      25,672       25,146
     Effect of employee stock options                                     775          901
                                                                  -------------------------
        Denominator for diluted earnings per share                     26,447       26,047
                                                                  =========================
Basic earnings per share                                            $    0.31      $  0.66
                                                                  =========================
Diluted earnings per share                                          $    0.30      $  0.64
                                                                  =========================

11.  Recapitalization and Initial Public Offerings

     In July 1997, IDX's Board of Directors and stockholders approved an amendment to its charter to increase the number of authorized shares of Common Stock to 100,000,000.

     In November 1995, IDX completed its initial public offering in which 4,604,500 shares of Common Stock were sold at a per share price of $18. Net proceeds, after deduction of $6,717,000 for underwriters' fees and other offering costs, amounted to $76,164,000.

     In September 1995, IDX's Board of Directors and stockholders approved a four-for-one stock split of its Common Stock, effective September 27, 1995. All shares and option information in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

     In September 1995, IDX's Board of Directors and stockholders approved an amendment to its charter to authorize 5,000,000 shares of undesignated preferred stock, and increase the number of authorized shares of Common Stock to 50,000,000. These amendments became effective on November 17, 1995.

     In January 1995, 281,000 shares of PHAMIS Common Stock were issued to cover underwriters' overallotments made in connection with its IPO completed in 1994. Net proceeds, after deduction of $455,400 for underwriters' fees and other offering costs, amounted to $4,177,000.

12.   Benefit Plans

Retirement Plans

Profit Sharing Retirement Plan

     The Company maintains a profit sharing retirement plan for all IDX employees meeting age and service requirements. PHAMIS employees are not eligible for the profit sharing retirement plan due to their eligibility in the PHAMIS 401(k) plan described below. The contributions to the plan are discretionary, as determined by the Board of Directors. The Company expects to continue the plan indefinitely; however, IDX has reserved the right to modify, amend or terminate the plan. For the years ended December 31, 1997, 1996 and 1995, the Company has expensed $4,316,000, $2,840,000 and $2,400,000, respectively.

401(k) Retirement Savings Plan

     The Company maintains a 401(k) retirement savings plan for which all PHAMIS full-time employees are eligible to participate. Participants become eligible for the employer-matching contribution on the first day of the calendar quarter immediately following the completion of one year of service. Prior to the Merger, the Company matched 50% of participant contributions up to a maximum contribution of $1,500 per employee in company stock. The 401(k) retirement savings plan was amended in July 1997 to provide for the Company match to be made in cash. Matching contributions to the plan were $357,000, $320,000 and $165,000 in the years ended December 31, 1997, 1996 and 1995, respectively. A total of 240,000 shares of Common Stock have been reserved for issuance under the 401(k) retirement savings plan.

Stock Purchase Plans

     In September 1995, IDX's Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan, as amended in July 1997, (the "ESPP") under which eligible employees may purchase Common Stock at a price per share equal to 85% of the lower of the fair market value of the Common Stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 1,400,000 shares of Common Stock have been reserved for issuance under this plan.

     PHAMIS maintained an employee stock purchase plan prior to the Merger whereby eligible employees could purchase PHAMIS Common Stock at 85% of the lower of the fair market value of the Common Stock at the beginning or end of each offering period. The employee stock purchase plan was terminated in connection with the Merger.

     During the years ended December 31, 1997, 1996 and 1995, an aggregate of approximately 54,000, 171,000 and 5,000 shares, respectively, were purchased under these stock purchase plans.

Stock Option Plans

IDX Option Plans

     During 1985 and 1994, the Company established incentive stock option plans providing for the grant of options for the issuance of 959,640 and 696,460 shares, respectively, of Common Stock. Options were granted at fair market value at the time of grant and became immediately exercisable at the time of the initial public offering. The options expire on the tenth anniversary of the date of the grant or upon termination of employment. The 1994 Plan was terminated upon the completion of the initial public offering. The 1985 Plan was terminated for purposes of prospective eligibility in March 1995. At December 31, 1997, options to purchase 70,600 and 211,845 shares of Common Stock were outstanding and exercisable under the 1994 Plan and the 1985 Plan, respectively.

     In September 1995, the Company's stockholders approved the 1995 Stock Option Plan as amended in July 1997, (the "1995 Option Plan"). The 1995 Option Plan provides for the grant of stock options to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1995 Option Plan, the Company may grant options that are intended to qualify as incentive stock options under provisions of the Internal Revenue Code or options not intended to qualify as incentive stock options. The option grants, exercise price, vesting and expiration are authorized by a compensation committee comprised of certain of the Company's directors. A total of 4,500,000 shares of Common Stock may be issued upon the exercise of options granted under the 1995 Option Plan. At December 31, 1997, options to purchase 1,515,064 shares of Common Stock were outstanding under the 1995 Option Plan, of which 246,604 were exercisable.

     Prior to adoption of the 1995 Option Plan, nonqualified stock options were granted under separate option agreements at a minimum of the fair market value at the date of grant, and generally vested over five years or immediately in the event of a merger of the Company when the Company is not the surviving entity. At December 31, 1997, there were no options outstanding under such agreements.

     In September 1995, IDX's Board of Directors approved the 1995 Director Stock Option Plan as amended in May and July 1997, (the "IDX Director Plan"), which provides that each non-employee director of the Company be granted an option to acquire 2,000 shares of Common Stock on the date that person becomes a director but, in any event, not earlier than the effective date of the IDX Director Plan. Options are granted at a price equal to the fair market value on the date of grant. The option becomes exercisable on the first anniversary of the date of grant, and the term of the option is ten years from the date of grant. The Company has reserved 80,000 shares of Common Stock for issuance under the IDX Director Plan. At December 31, 1997, options to purchase 17,394 shares of Common Stock were outstanding under the IDX Director Plan of which 12,000 where exercisable.

PHAMIS Stock Option Plans

     Options to purchase shares of PHAMIS Common Stock under the PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan (the "1983 Option Plan"), the PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan (the "1993 Option Plan") and the PHAMIS, Inc. 1994 Nonemployee Director Stock Option Plan (the "PHAMIS Director Plan") which were outstanding at the effective date of the Merger were effectively assumed by IDX based on the exchange of .73 shares of IDX Common Stock for each share of PHAMIS Common Stock. Pursuant to the terms of the aforementioned plans, all unvested and unexercisable option grants were fully vested and became exercisable immediately prior to the Merger. The aforementioned PHAMIS plans were terminated for purposes of prospective eligibility at the effective time of the Merger. At December 31, 1997, options to purchase 45,542, 214,832 and 3,650 shares of IDX Common Stock were outstanding and exercisable under the 1983 Option Plan, the 1993 Option Plan and the PHAMIS Director Plan, respectively.

Stock Based Compensation

     Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and shares issued pursuant to the ESPP under the fair value method of that Statement. The fair value for these options and shares issued pursuant to the ESPP were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                       Options                         ESPP
                                       -------                         ----
                                1997    1996     1995        1997       1996     1995
                               -----   ------    ----        ------     ----     ----

     Expected life (years)....   6.3     6.3      3.3           .5       .55       .3
     Interest rate............   6.0%    6.4%     6.1%         6.1%      6.3%     5.7%
     Volatility...............  42.7%   43.3%    29.3%        42.7%     40.4%    62.5%
     Dividend yield...........   0.0%    0.0%     0.0%         0.0%      0.0%     0.0%

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for net income per share information):

                                              1997      1996      1995
                                             -----      ----      ----

     Pro forma net income...............     $    467   $14,285   $13,360
     Pro forma net income per share.....     $   0.02   $  0.55   $  0.60

     Pro forma net income and net income per share in 1997 includes the effect of accelerated vesting of all outstanding options of PHAMIS as of the merger. The effect of accelerated vesting was to reduce pro forma net income from $3,812,000 to $467,000 and to reduce pro forma net income per share from $0.15 to $0.02.

     The effects on 1995, 1996 and 1997 pro forma net income and net income per share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one, two and three years of option grants under the Company's plans.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:


                                             1997                      1996                        1995
                                             ----                      ----                        ----
                                                 Weighted-                   Weighted-                     Weighted-
                                                 Average                      Average                       Average
                                                 Exercise                    Exercise                      Exercise
                                    Options       Price        Options         Price        Options          Price
Outstanding at beginning of
 year                              1,950,916      $17.88       1,702,936       $8.18        3,119,780      $3.49
Granted                              679,129      $30.78         873,906      $28.54          618,432     $13.20
Exercised                           (494,706)     $12.28        (579,130)      $5.16       (2,030,896)     $2.51
Forfeited                            (56,412)     $25.18         (46,796)     $21.54           (4,380)     $6.33
                                  ------------                ------------                --------------

Outstanding at end of year         2,078,927      $24.73       1,950,916      $17.88        1,702,936      $8.18
                                  ============                ============                ==============

Exercisable at end of year           805,073      $16.73         777,732      $7.22
                                  ============                ============

Weighted-average fair value of
   options granted during the
   year                                           $16.56                      $14.94

Available for future grants        2,553,424                     821,578
                                  ============                ============

     The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 1997:

                                             Options Outstanding         Options Exercisable
                                       ------------------------------   ---------------------
                                          Weighted-         Weighted-                Weighted
                                          --------          --------                 --------
                                           Average           Average                  Average
                                           -------           -------                  -------
           Range of         Number        Remaining         Exercise      Number      Exercise
           --------         ------        ---------         --------      ------      --------
        Exercise Prices   Outstanding  Contractual Life      Price      Exercisable    Price
        ---------------   -----------  ----------------      -----      -----------    -----
$3.97 - $5.14                174,200      6.25 years        $  4.67      174,200       $  4.67
$5.18 - $6.58                154,291      4.17 years        $  6.25      154,291       $  6.25
$7.82 - $17.29                41,315      3.88 years        $  8.46       41,315       $  8.46
$18.00 - $25.63              306,695      7.95 years        $ 18.93      161,194       $ 19.41
$26.03 - 38.87             1,402,426      9.09 years        $ 31.00      274,073       $ 29.95
                           ---------                                     -------
                           2,078,927                                     805,073
                           =========                                     =======

13.   Quarterly Information (Unaudited)

     A summary of operating results and pro forma net income (loss) per share for the quarterly periods in the two years ended December 31, 1997 is set forth below:

                                                               Quarter Ended
                                        ---------------------------------------------------------
                                        March 31    June 30     September 30  December 31   Total
                                        --------    -------     ------------  -----------   -----
                                                   (in thousands, except per share amounts)
Year ended December 31, 1997
     Total revenues..................    $59,559   $57,432        $64,598       $69,828   $251,417
     Gross profit....................     29,595    26,371         30,986        34,041    120,993
     Net income (loss)...............      4,498     3,875         (7,355)        6,944      7,962
     Net income (loss) per share -
       basic.........................      $0.18     $0.15        $( 0.29)        $0.27      $0.31
     Net income (loss) per share -
       diluted.......................      $0.17     $0.15        $ (0.28)        $0.26      $0.30

Year ended December 31, 1996
     Total revenues..................    $49,460   $51,242        $51,402       $54,775   $206,879
     Gross profit....................     23,069    25,027         24,240        26,280     98,616
     Net income......................      3,708     4,323          4,100         4,529     16,660
     Net income per share - basic....      $0.15     $0.17          $0.16         $0.18      $0.66
     Net income per share - diluted.       $0.14     $0.17          $0.16         $0.17      $0.64


The 1996 and first three quarters of 1997 net income (loss) per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share, and to reflect the Merger with PHAMIS which was accounted for as a pooling of inetrests.


SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------------------------
                                        Balance at    Charged to      Charged to    Bad Debts          Balance at
                                        Beginning     Costs and       Other         Written Off Net    End of
Description                             of Period     Expenses        Accounts      of Collections     Period
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
-----------------------------------------------------------------------------------------------------------------------
  Allowance for doubtful accounts         $787,000      $593,000                        $112,000         $1,268,000
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
-----------------------------------------------------------------------------------------------------------------------
  Allowance for doubtful accounts         $592,000      $360,000                        $165,000         $  787,000
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
-----------------------------------------------------------------------------------------------------------------------
  Allowance for doubtful accounts         $480,000      $387,000                        $275,000         $  592,000
-----------------------------------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's accountants on accounting or financial disclosure during the two most recent fiscal years or any subsequent interim period.

                                   PART III

Item 10.  Directors and Officers of the Registrant

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's 1998 Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

Item 11.  Executive Compensation

The response to this item is contained in this Company's 1998 Proxy Statement under the captions "Board of Directors Compensation" and "Compensation of Executive Officers" and is incorporated herein by reference. Information relating to delinquent filings of Forms 3, 4 and 5 of the Company is contained in the Company's 1998 Proxy Statement under the caption "Compliance with Section 16 Reporting Requirements."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The response to this item is contained in the Company's 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The response to this item is contained in the Company's 1998 Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.
                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                     Page
                                                                                     ----
(a)  The following consolidated financial statements of IDX Systems Corporation are included in Item 8.
1.   Consolidated Balance Sheets at December 31, 1997 and 1996..................      24
     Consolidated Statements of Income for the Years Ended December 31, 1997,
     1996 and 1995..............................................................      25
     Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 1997, 1996 and 1995...........................................      26
     Consolidated Statements of Cash Flows for the Years Ended December 31,
     1997, 1996 and 1994........................................................      27
     Notes to the Consolidated Financial Statements.............................      28
     Report of Independent Auditors on Financial Statements.....................      22
2.   The consolidated financial statement Schedule II is included in Item 8.
     All other schedules are omitted as the information required is inapplicable.
3.   The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1998.

                                       IDX SYSTEMS CORPORATION


                                       By: /s/ Richard E. Tarrant
                                          ----------------------------------
                                          Richard E. Tarrant,
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                               Title                                    Date
---------                               -----                                    ----
/s/ Richard E. Tarrant                  President, Chief.                        March 25, 1998
-----------------------------           Executive Officer and
Richard E. Tarrant                      Director (Principal Executive Officer)


/s/ John A. Kane                        Vice President, Finance                  March 25, 1998
-----------------------------           and Administration, Chief
John A. Kane                            Financial Officer and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)


/s/ Paul L. Egerman                     Director                                 March 23,1998
-----------------------------
Paul L. Egerman


/s/ Henry M. Tufo                       Director                                 March 25, 1998
----------------------------
Henry M. Tufo, M.D.


/s/ Robert H. Hoehl                     Director                                 March 27, 1998
----------------------------
Robert H. Hoehl


/s/ Stuart H. Altman                    Director                                 March 23, 1998
----------------------------
Stuart H. Altman, Ph.D.

/s/ Steven M. Lash                      Director                March 21, 1998
-------------------------------
Steven M. Lash


/s/ Frank T. Sample                     Director                March 23, 1998
-------------------------------
Frank T. Sample


/s/ Malcolm A. Gleser                   Director                March 27, 1998
-------------------------------
Malcolm A. Gleser, M.D., Ph.D.

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

10.3#*       1995 Stock Option Plan.

10.4#*       1995 Director Stock Option Plan.

10.5#*       1995 Employee Stock Purchase Plan.

10.6#*       Description of Registrant's Executive Bonus Plan.

10.7*        Agreement between Richard E. Tarrant, Robert H. Hoehl and Paul L.
             Egerman dated as of June 24, 1994.

10.8*        Agreement between the Registrant, Richard E. Tarrant, Robert H.
             Hoehl and Paul L.Egerman dated as of September 18, 1995.

10.9#* Amended and Restated Consulting/Employment Agreement between the Registrant and Henry M. Tufo, dated as of March 7, 1995, and related Letter Agreement between Mr. Tufo and the Registrant dated August 11, 1995.

10.10* Employment, Noncompetition and Nondisclosure Agreement between the Registrant and Richard E. Tarrant.

10.11* Employment, Noncompetition and Nondisclosure Agreement between the Registrant and Robert H. Hoehl.

10.12* Employment, Nondisclosure and Noncompetition Agreement between the Registrant and Jeffrey M. Blanchard dated in 1987.

10.13* Employment, Noncompetition and Nondisclosure Agreement between the Registrant and James H. Crook, Jr. dated September 19, 1995.

10.14*       Agreement between the Registrant and Robert F. Galin dated
             April 5, 1982.

10.15* Employment Agreement between the Registrant and John A. Kane dated October 15, 1984.

10.16* Redemption Agreement between the Registrant, Richard E. Tarrant and Robert H. Hoehl dated as of April 1, 1993.

10.17* First Amendment to Redemption Agreement between the Registrant, Richard E. Tarrant and Robert H. Hoehl.

Exhibit No.                      Description                                Page
-----------                      -----------                                ----
10.18* Amended and Restated Certificate and Agreement of Limited Partnership of 4901 LBJ Limited Partnership between the Registrant and Richard E. Tarrant, Robert H. Hoehl, Paul L. Egerman, John A.
             Kane, Robert F. Galin and certain of the Registrant's    employees
             dated as of April 1, 1992, as amended on July 1, 1993.

10.19* Lease Agreement between the Registrant and 4901 LBJ Limited Partnership dated as of April 7, 1992.

10.20* Indenture of Lease between the Registrant and IDS Realty Trust dated as of December 1, 1981, as amended on June 29, 1995.

10.21* Lease Agreement between the Registrant and BDP Realty Associates relating to 1500 Shelburne Road dated July 6, 1979.

10.22* Extension of Lease Agreement between the Registrant and BDP Realty Associates relating to 1500 Shelburne Road dated as of August 16, 1995.

10.23* Guaranty Modification Agreement relating to 1400 Shelburne Road dated as of September 15, 1995.

10.24* Reimbursement Agreement among the Registrant, BDP Realty Associates and State Street Bank and Trust Company dated as of January 25, 1993.

10.25* Agreement of Lease between the Registrant and Huntington Avenue Limited Partnership dated as of April 13, 1994, as amended through January 1, 1995.

10.26*       Guaranty Release Agreement relating to 116 Huntington Avenue.

10.27*       Option Agreement between the Registrant and BDP Realty Associates.

10.28* Tax Indemnification Agreement between the Registrant and the stockholders listed on Schedule A thereto.

10.29* Employment, Noncompetition and Nondisclosure Agreement between the Registrant and Pamela J. Pure effective April 3, 1995.

10.30#* Letter Agreement between the Registrant and Pamela J. Pure dated March 7, 1995.

10.31#* Letter Agreement between the Registrant and Pamela J. Pure dated October 23, 1995.

10.32#* Nonqualified Stock Option Agreement dated as of September 1, 1991 between the Registrant and John A. Kane.

10.33#* Nonqualified Stock Option Agreement dated as of September 1, 1992 between the Registrant and John A. Kane.

10.34# Letter Agreement between the Registrant and Jeffrey V. Sutherland, Ph.D. dated August 16, 1996

10.35# Employment, Noncompetition and Nondisclosure Agreement between the Registrant and Jeffrey V. Sutherland, Ph.D. dated September, 1996.

10.36+ Agreement and Plan of Merger dated as of March 25, 1997 by and among the Registrant, Penguin Acquisition Corporation and PHAMIS, Inc.

Exhibit No.                        Description                              Page
-----------                        -----------                              ----

10.37#@ PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan

10.38#@ PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan as amended through May 14, 1996

10.39#@ PHAMIS, Inc. 1994 Nonemployee Director Stock Option Plan as amended through January 1, 1996

10.40#@ PHAMIS, Inc. Salary Savings and Deferral Plan and Trust as amended through February 22, 1996

10.41#@ Stock Option Agreement dated August 20, 1990 between PHAMIS, Inc. and Michael Cain.

10.42        Amended  and  Restated  Lease  Agreement   between  BDP  Realty
             Associates and IDX Systems Corporation dated as of November 1, 1997

23.1         Consent of Ernst & Young LLP

23.2         Consent of KPMG Peat Marwick LLP

27.1         Financial Data Schedule

27.2         Restated Financial Data Schedule for each 12 Month Period from
             1995-1997

27.3         Restated Financial Data Schedule for First Three Quarters of 1996

27.4         Restated Financial Data Schedule for First Three Quarters of 1997

# Management contract or compensatory plan or arrangement filed as an exhibit to or incorporated by reference into this Form pursuant to Items 14(a) and 14(c) of Form 10-K.
* Incorporated herein by reference from the Company's Registration Statement on Form S-1, as amended (File No. 33-97104).
+ Incorporated herein by reference from the Company's Registration Statement on Form S-4, as amended (File No. 333-2891).
@ Incorporated herein by reference from the Company's Registration Statement on Form S-8, as amended (File No. 333-31045).