Form 10-Q
period 1998-03-31
IDX SYSTEMS CORP
filed 1998-05-15
CIK 1001185

================================================================================
                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998
                        -------------------------------

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

                            Yes   X           No
                                ----             ----
         Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.
                            Yes   X           No
                                ----             ----
        The number of shares outstanding of the registrant's common stock as of May 8, 1998 was 26,284,998.

                       [Exhibit index begins on Page 19]
                                                     --

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                  For the quarterly Period Ended March 31, 1998

                                TABLE OF CONTENTS

                                                                           Page
PART I.  FINANCIAL INFORMATION                                             ----


ITEM 1.  Interim Financial Statements:

         a) Condensed consolidated balance sheets as of
            March 31, 1998 and December 31, 1997 (unaudited)...............3

         b) Condensed  consolidated  statements of income and
            comprehensive income for the three months ended
            March  31, 1998 and 1997(unaudited)............................4

         c) Condensed  consolidated  statements of cash flows for
            the  three  months  ended  March  31,  1998  and 1997
            (unaudited)....................................................5

         d) Notes to condensed consolidated financial statements...........6

ITEM 2.  Management's discussion and analysis of financial
         condition and results of operations...............................9

PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings.................................................17

ITEM 2.  Changes in securities.............................................17

ITEM 3.  Defaults upon senior securities...................................17

ITEM 4.  Submission of matters to a vote of security holders...............17

ITEM 5.  Other information.................................................17

ITEM 6.  Exhibits and reports on Form 8-K..................................17

SIGNATURES.................................................................18

EXHIBIT INDEX..............................................................19

                                  Page 2 of 32

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                            MARCH 31                DECEMBER 31
                                              1998                     1997
                                              ----                     ----

ASSETS
Cash and securities                         $ 115,368               $ 115,887
Accounts receivable, net                       71,078                  66,587
Other current assets                           13,848                  14,718
                                            ---------               ---------
Total current assets                          200,294                 197,192

Property and equipment, net                    29,972                  28,277
Capitalized software costs, net                   839                     368
Other assets                                   11,481                  11,480
                                            ---------               ---------
Total assets                                $ 242,586               $ 237,317
                                            =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses
  and other liabilities                    $   27,331              $   34,748
Deferred revenue                               19,530                  21,538
                                           ----------              ----------
Total current liabilities                      46,861                  56,286
Long term debt                                      -                   2,508
Minority interest                               8,659                   1,919
Stockholders' equity                          187,066                 176,604
                                           ----------              ----------
Total liabilities and stockholders' equity $  242,586              $  237,317
                                           ==========              ==========

           See Notes to the Condensed Consolidated Financial Statements

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

                                   IDX SYSTEMS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                           MARCH 31
                                                   1998              1997
                                                   ----              ----

REVENUES
Systems sales                                      $  38,966         $  33,440
Maintenance and service fees                          33,771            26,119
                                                   ---------         ---------
Total revenues                                        72,737            59,559

OPERATING EXPENSES
Cost of sales                                         37,248            29,964
Selling, general and administrative                   13,752            12,731
Research and development                              10,316             8,478
Write-off of acquired in-process research and
development costs                                      3,201             2,290
                                                   ---------          --------
Total operating expenses                              64,517            53,463

Operating income                                       8,220             6,096
Interest and other income, net                         1,122             1,195
                                                   ---------          --------
Income before income taxes                             9,342             7,291
Income tax provision                                   4,940             2,794
                                                   ---------          --------
Net income                                        $    4,402         $   4,497

Unrealized gain (loss) on securities                     (3)                13
   available-for-sale                              ---------         ---------
Comprehensive income                              $    4,399         $   4,510
                                                  ==========         =========

Basic earnings per share                          $     0.17         $    0.18
                                                  ==========         =========
Basic weighted average shares outstanding             26,155            25,485
                                                  ==========         =========
Diluted earnings per share                        $     0.16         $    0.17
                                                  ==========         =========
Diluted weighted average shares outstanding           27,007            26,226
                                                  ==========         =========


         See Notes to the Condensed Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                   1998               1997
                                                   ----               ----

OPERATING ACTIVITIES
Net Income                                         $  4,402           $  4,497
Adjustments   to  reconcile  net  income  to
  net  cash  provided  by  operating
  activities:
    Depreciation and amortization                     2,490              2,207
    Deferred tax benefit                               (517)               468
    Increase in allowance for doubtful accounts          31                165
    Minority interest                                   241                128
    Write-off of acquired in-process research and
         development costs                            3,201              2,290
    Changes in operating assets and liabilities:
          Accounts receivable                        (4,522)            (7,651)
          Notes receivable                           (1,163)               (36)
          Prepaid expenses and other assets           2,851             (2,257)
          Accounts payable                            5,410                844
          Accrued expenses                           (9,270)             2,611
          Federal and state taxes payable                 0              1,349
          Deferred revenue                           (2,008)             2,538
                                                     -------             -------
           Net cash provided by operating activities  1,146              7,153

INVESTING ACTIVITIES
Purchase of property and equipment, net              (4,156)            (3,731)
Purchase of securities available-for-sale, net      (36,076)           (11,436)
Sale of securities available-for-sale                33,178              9,969
Purchase of certain net assets                       (3,500)            (2,500)
Capitalized software developments costs                (500)              (857)
                                                    -------             ------
          Net cash used in investing activities     (11,054)            (8,555)

FINANCING ACTIVITIES
Proceeds from sale of common stock                    6,060                593
Increase in minority interest                         6,500                  0
Principal repayments of long-term debt               (6,066)               (25)
                                                    --------           --------
          Net cash provided by financing
            activities                                6,494                568
                                                    --------           -------
Decrease in cash and cash equivalents                (3,414)              (834)
Cash and cash equivalents at beginning of period     14,061             12,327
                                                    -------            -------
Cash and cash equivalents at end of period        $  10,647          $  11,493
                                                  =========          =========


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

The interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - Business Acquisitions

On February 23, 1998, the Company recorded charges of $3.2 million related to the acquisition of contract management system technology from Trego Systems, Inc. for cash of $4.0 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare contract management system.

In July 1997, the Company completed the Merger with PHAMIS which became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests and accordingly, the accompanying financial statements include the accounts of PHAMIS for all periods presented.

PART I.  FINANCIAL INFORMATION

Note 3 - Income Taxes

The provision for income taxes for the quarter ended March 31, 1998 was provided for at the taxable income rate of approximately 50%, which is more than the Company's historical rate of 40%. This higher rate is due to a portion of the charges incurred in the acquisition of Trego Systems, Inc. being non-deductible for income tax purposes.

Note 4 - Earnings Per Share Information

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which the Company adopted on December 31, 1997. At that time, the Company changed the method used to compute earnings per share and restated all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options is excluded. The following sets forth the computation of basic and diluted earnings per share:

                                                       THREE MONTHS ENDED
                                                           MARCH 31
                                                    1998               1997
                                                    ----               ----

 Numerator:
   Net income                                      $  4,402            $  4,497
                                                   --------            --------
    Numerator for basic and
      diluted earnings per share                   $  4,402            $  4,497
 Denominator:
   Denominator for basic earnings per share--
     weighted-average shares                         26,155              25,485
   Effect of employee stock options                     852                 741
                                                   --------            ---------
    Denominator for diluted earnings per share       27,007              26,226
                                                   ========            ========
 Basic earning per share                              $0.17               $0.18
                                                      =====               =====
 Diluted earnings per share                           $0.16               $0.17
                                                      =====               ======


Note 5 - Reporting Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which the Company adopted on January 1, 1998. Comprehensive income is reported in the Company's Condensed Consolidated Statements of Income and Comprehensive Income, and presents the effect of unrealized gain (loss) on securities available for sale to net income.

Note 6 - Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

PART I.  FINANCIAL INFORMATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company reported net income of $4.4 million, or $0.16 per share for the three months ended March 31, 1998 as compared to $4.5 million , or $0.17 per share for the three months ended March 31, 1997. Excluding nonrecurring expenses for costs associated with the acquisition of Trego Systems, Inc., the Company reported net income of $7.5 million, or $0.28 per share, for the first quarter of 1998 as compared to net income of $5.7 million, or $0.22 per share, for the first quarter of 1997.

This Management's Discussion and Analysis of Financial Conditions and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. The Company has identified by italics or all capital letters, various, but not all, sentences within this Quarterly Report which contain such forward-looking statements. In addition, words such as "believes," "may," "plans," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures in the section on page 12 under the caption "Factors Affecting Future Results," which is not italicized for improved readability, consists principally of a discussion of risks which may affect future results and, are thus, in their entirety forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

REVENUES
The Company's total revenues increased to $72.7 million during the three months ended March 31, 1998 from $59.6 million in the corresponding period in 1997, an increase of $13.1 million or 22.0%. Revenues from systems sales increased to $39.0 million during the three months ended March 31, 1998 (53.6% of total revenues) from $33.4 million (56.1% of total revenues) in the corresponding period in 1997, an increase of $5.6 million or 16.5%. The increase was primarily due to an increase in installations of certain of the Company's IDXtend and LastWord systems. Revenues from maintenance and service fees increased to $33.7 million during the three months ended March 31, 1998 (46.4% of total revenues) from $26.2 million (43.9% of total revenues) in the corresponding period in 1997, an increase of $7.5 million or 29.3%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base.

PART I.  FINANCIAL INFORMATION

COST OF SALES
The cost of sales and services increased to $37.2 million during the three months ended March 31, 1998 from $30.0 million in the corresponding period in 1997, an increase of $7.2 million or 24.3%. The gross profit margin on systems sales and services decreased to 48.8% during the three months ended March 31, 1998 from 49.7% in the corresponding period in 1997. The decrease in gross profit was due primarily to an increase in client service staff to install and support the Company's products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $13.8 million during the three months ended March 31, 1998 from $12.7 million in the corresponding period in 1997, an increase of $1.1 million or 8.0%. As a percentage of total revenues, selling, general and administrative expenses decreased to 18.9% during the three months ended March 31, 1998 from 21.4% in the corresponding period in 1997. The increase in selling, general and administrative expenses during the three months ended March 31, 1998 was principally due to an increase in the Company's sales and marketing staff which will allow for the continued growth of the Company.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $10.3 million during the three months ended March 31, 1998 from $8.5 million in the corresponding period in 1997, an increase of $1.8 million or 21.7%. The increase is attributed to an increase in personnel expenses and outside consultants to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses remained constant at 14.2% during the three months ended March 31, 1998 compared to March 31, 1997. Software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Prior to the merger, technological feasibility was determined differently by IDX and PHAMIS. Subsequent to the merger the Company's determination of technological feasibility for all product development is based on the completion of a working model which has been approved for beta site testing. Historically costs incurred during beta site testing have not been material. Although the Company presently expects costs to complete beta site testing in the future to be insignificant, as the Company develops products to operating using other technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become material in future reporting periods.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
On February 23, 1998, the Company recorded nonrecurring charges of $3.2 million related to the acquisition of contract management technology from Trego Systems, Inc. for cash of $4.0 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare contract management system.

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

PART I. FINANCIAL INFORMATION

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

Cash, cash equivalents and marketable securities at March 31, 1998 were $115.4 million, a slight decrease from the March 31, 1997 balaqnce of $115.9 million. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate. There were no borrowings as of March 31, 1998 or 1997.

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

INCOME TAXES
The provision for income taxes for the quarter ended March 31, 1998 was provided for at the taxable income rate of approximately 50%, which is higher than the historical rate of 40%. This higher rate is due to a portion of the charges incurred in the acquisition of Trego Systems, Inc. which are non-deductible for income tax purposes. FOR 1998, THE COMPANY

PART I.  FINANCIAL INFORMATION

ANTICIPATES AN EFFECTIVE TAX RATE OF APPROXIMATELY 40% OF PRE-TAX INCOME.

NEW ACCOUNTING STANDARDS
In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, revising certain aspects of SOP 91-1, which the Company adopted on January 1, 1998. SOP 97-2 did not materially affect the Company's revenue recognition policies with respect to software license fees which are based upon vendor-specific objective information and relate principally to its proprietary systems software which generally requires no significant production, modification or customization. License revenue, accordingly, is deferred and recognized as customer payments become due based upon specified milestones and due dates including delivery, installation and final systems acceptance.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 and No. 131, "Reporting Comprehensive Income" and "Disclosures About Segments of an Enterprise and Related Information," which the Company adopted on Janaury 1, 1998. The adoption of these new accounting standards did not have a material impact on the Company's financial statements.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which the Company adopted on December 31, 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is not materially different from the previously reported fully diluted earnings per share.

YEAR 2000

THE COMPANY HAS ASSESSED ITS INTERNAL USE SYSTEMS AND ITS CURRENTLY SUPPORTED PRODUCTS, AND PRODUCTS SUPPLIED TO OR BY THE COMPANY BY THIRD PARTIES FOR USE IN CONNECTION WITH THE COMPANY'S PRODUCTS, FOR POSSIBLE PROBLEMS IN PROCESSING, REPORTING, DISPLAYING AND OTHERWISE HANDLING DATE DATA CONTAINING THE YEAR 2000 AND BEYOND. THE COMPANY BELIEVES IT HAS FORMULATED AND IS IN THE PROCESS OF IMPLEMENTING OR HAS COMPLETED ALL PLANS TO MAKE YEAR 2000 READY ALL OF ITS CRITICAL INTERNAL USE SYSTEMS AND ALL OF ITS CURRENTLY SUPPORTED PRODUCTS.

AT MARCH 31, 1998, ALL OF THE CORE DATA BASES AND DATA PROCESSING FUNCTIONS OF THE COMPANY'S SIGNIFICANT PRODUCTS WERE YEAR 2000 READY. THE COMPANY EXPECTS THAT ELEMENTS OF THE COMPANY'S PRODUCTS OTHER THAN CORE DATABASES AND DATA PROCESSING FUNCTIONS, SUCH AS CERTAIN SCREENS AND REPORTS, WILL BE YEAR 2000 READY IN 1998. THE COMPANY HAS EXPENSED AMOUNTS INCURRED AS OF MARCH 31, 1998 TO

PART I.  FINANCIAL INFORMATION


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

ANY OF THE COMPANY'S INTERNAL USE SYSTEMS AND ANY OF THE PRODUCTS SUPPLIED BY THE COMPANY TO ITS CUSTOMERS, AND PRODUCTS SUPPLIED TO OR BY THE COMPANY BY THIRD PARTIES FOR USE IN CONNECTION WITH THE COMPANY'S PRODUCTS, COULD FAIL TO ADEQUATELY OR PROPERLY PROCESS, DISPLAY, REPORT, OR OTHERWISE HANDLE DATE DATA CONTAINING THE YEAR 2000 AND BEYOND. ANY FAILURE OF A CUSTOMER TO BE READY OR ABLE TO TIMELY INSTALL YEAR 2000 READY VERSIONS OF THE COMPANY'S PRODUCTS OR PRODUCTS SUPPLIED TO OR BY THE COMPANY BY THIRD PARTIES FOR USE IN CONNECTION WITH THE COMPANY'S PRODUCTS, COULD CAUSE SIGNIFICANT OPERATIONAL PROBLEMS FOR THE CUSTOMER. FURTHER, A FAILURE OF THE COMPANY TO TIMELY MAKE AVAILABLE YEAR 2000 READY VERSIONS OF ITS PRODUCTS, OR A FAILURE OF THE COMPANY TO TIMELY PROVIDE ADEQUATE RESOURCES TO ASSIST ITS CUSTOMERS IN INSTALLING YEAR 2000 READY VERSIONS OF ITS PRODUCTS, COULD RESULT IN CLAIMS BY CUSTOMERS, WHICH MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, OPERATIONS, AND FUTURE FINANCIAL RESULTS OF THE COMPANY.

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

PART I.  FINANCIAL INFORMATION


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

PART I.  FINANCIAL INFORMATION


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

PART I.  FINANCIAL INFORMATION


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

PART I.  FINANCIAL INFORMATION


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

                  None.


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

                                            IDX SYSTEMS CORPORATION


Date: May 14, 1998                          By:/s/ John A. Kane
                                               __________________________
                                               John A. Kane,
                                               Vice President, Finance and
                                               Administration, Chief Financial
                                               Officer and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

                                  Exhibit Index
                                  -------------

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:



Exhibit No.       Description                                              Page
-----------       -----------                                              ----

10A               Second Addendum to Lease Agreement between 4901 LBJ        20
                  Limited Partnership and IDX Systems Corporation

10B               Third Amendment to Lease between Huntington Avenue         23
                  Limited Partnership and IDX Systems Corporation

10C               Fourth Amendment to Lease between Huntington Avenue        28
                  Limited Partnership and IDX Systems Corporation

27                Financial Data Schedule                                    33


                                  EXHIBIT 10A

                       SECOND ADDENDUM TO LEASE AGREEMENT

         THIS ADDENDUM is made as of the 21st day of April, 1997, by and between

4901 LBJ Limited Partnership ("Lessor") and IDX Systems Corporation ("Lessee").

         IN CONSIDERATION of the premises,  the covenants set forth herein,  and

other   consideration,   the  receipt  and   sufficiency  of  which  are  hereby

acknowledged, the parties agree as follows:

         1.       SCOPE AND EFFECT

                  This Addendum modifies,  supplements and becomes a part of the

Lease and in the event of any  express  conflict  or  inconsistency  between the express  terms  hereof  and the terms of the Lease,  the terms of this  Addendum shall govern and control.  In all other respects,  the Lease shall be and remain in full force and effect.

         2.       PREMISES

                  To the end of Section 1 of the Lease, entitled "Premises," add the following clause:

          From and after April 21, 1997, the premises leased to the Lessee shall be described as follows: ten thousand eight hundred eighty-five (10,885) rentable square feet of office space, representing the entire fourth (4th) floor of the office building at a rate of $11.23 per square foot. The third
          (3rd) floor shall be divided as eight thousand seven hundred ninty-three (8,793) rentable square feet at the rate of $11.23 per square foot and a new additional two thousand ninty-two (2,092) square feet at the rate of $14.50 per square foot of office space for a total of ten thousand eight hundred eighty-five (10,885) rentable square feet, representing the entire (3rd) floor of the office building. (See attached Exhibit "A" for Base Monthly Rent and additional charges).

         3.       MISCELLANEOUS

        Lessor  will  allow  $10.00 per square  foot  tenant  finish on the new additional  two thousand  ninty-two  square feet (2,092).  Each party agrees to execute and deliver all such  additional  documents and  instruments and perform such  additional  acts as may be  necessary or  appropriate  to  effectuate  and perform all of the terms, provisions and conditions of this Agreement.

         IN  WITNESS  WHEREOF,  the  parties  hereto  have  duly  executed  this instrument on the date(s) indicated below.


WITNESS/ATTEST:                    4901 LBJ LIMITED PARTNERSHIP

                                   By:  IDX Systems Corporation, General Partner

----------------------             By:/s/ John A. Kane
                                      -----------------------------------------

                                   Date: October 7, 1997


                                   IDX SYSTEMS CORPORATION

----------------------             By:/s/ Michelle Russo
                                      -----------------------------------------

                                   Date: October 21, 1997

                                   EXHIBIT "A"



Suite Number    Square Footage            Base Rent                  CAM
------------    --------------            ---------                  ---

300             2,092/$14.50 psf          $2,527.83
350             8,793/$11.23 psf           8,228.19
400            10,885/$11.23 psf          10,185.81                  1,934.99
                                          ---------                  --------

                TOTAL                     20,941.83                  1,934.99



Parking Fee                                  420.00


         GRAND TOTAL                     $23,296.82
         -----------

                                   EXHIBIT 10B

                            THIRD AMENDMENT TO LEASE

         This Third Amendment to Lease is entered into as of October 1, 1996 by and between Huntington Avenue Limited Partnership, a Vermont limited partnership ("Landlord") and IDX Systems Corporation, a Vermont corporation ("Tenant").

                                    RECITALS

         A. Landlord and Tenant entered into that certain Lease dated as of April 13, 1994, as amended by an Addendum to Office Lease Agreement dated as of June 30, 1994 and by a Second Amendment to Lease dated as of January 1, 1995 (as so amended, the "Lease"), with respect to certain space (the "Premises") located in the building known and numbered as 116 Huntington Avenue, Boston, Massachusetts, all as more particularly set forth therein.

         B. Landlord and Tenant have agreed to expand the Premises leased to Tenant pursuant to the Lease to include certain space located on the ninth floor of the Building and formerly occupied by the American Association of Retired Persons, which space includes approximately 11,670 rentable square feet and is more fully shown on the floor plan attached hereto as EXHIBIT A and incorporated herein (the "Ninth Floor Expansion Space"). Accordingly, the parties desire that the Lease be appropriately amended, all on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, and other good and valuable consideration the receipt of sufficiency of which are hereby acknowledged, the parties agree that the Lease shall be amended as follows:

         1. EXPANSION OF PREMISES. Effective as of the first day of October, 1996 (the "Expansion Commencement Date") and continuing for the Ninth Floor Expansion Term (as defined below), the Ninth Floor Expansion Space shall be added to and become a part of the Premises, subject to and with the benefit of all of the terms and conditions of the Lease currently in effect, as the same may be modified by the terms of this Third Amendment. From and after the Expansion Commencement Date, and until the expiration of the Ninth Floor Expansion Term, all references to the Premises contained in the Lease shall be deemed to include the Ninth Floor Expansion Space. Landlord and Tenant hereby acknowledge that, as a result of this Third Amendment, the Premises now contain approximately 116,973 rentable square feet.


         2. EXPANSION TERM; OPTIONS TO EXTEND. Landlord hereby leases such Ninth Floor Expansion Space to Tenant pursuant to this Third Amendment for a term commencing as of the Expansion Commencement Date and continuing through April 30,

2004, unless sooner terminated or hereafter extended, each as provided herein (the "Ninth Floor Expansion Term"). In addition, Tenant shall have the right to extend the Ninth Floor Expansion Term for one or both of two (2) successive five (5) year option terms, such option rights to be exercised in the case of the first such option term pursuant to written notice to Landlord given not less than one (1) year prior to the expiration of the original Ninth Floor Expansion Term and, in the case of the second such option term, pursuant to written notice given to Landlord not less than one (1) year following the expiration of the first option term. All references to the "Term" contained in the Lease shall, with respect to the Ninth Floor Expansion Space, refer to the Ninth Floor Expansion Terms, as the same may be extended to include one or both of the foregoing option terms. Any such option term shall be on the same terms and conditions set forth in the Lease, as herein modified, except that the Base Rent shall be as provided in Paragraph 3 below and there shall be no further right of Tenant to extend the Ninth Floor Expansion Term beyond the expiration of the second such option term.

         3. BASE RENT. The definition of Basic Rent set forth in Paragraph 3 of the Lease is hereby amended by inserting the following paragraph at the end thereof:

        "Effective as of the Expansion Commencement Date and continuing with respect to each lease year or portion thereof contained in the Ninth Floor Expansion Term, Tenant shall pay Base Rent with respect to the Ninth Floor Expansion Space (and in addition to the Base Rent set forth above) as follows:


Lease Year                           Yearly Rent               Monthly Rent
----------                           -----------               ------------


October 1, 1996 -                    $247,404.00               $20,617.00
December 31, 1997

January 1, 1998-April 30, 2004       $270,744.00               $22,562.00

May 1, 2004 - April 2014             $315,090.00               $26,257.50"
(Extension Terms, if applicable)


         4. OPERATING EXPENSES. Landlord and Tenant hereby agree that the Operating Expenses (as defined in the Lease) incurred by Landlord with respect to calendar year 1992 shall serve as the base for purposes of determining the "Expense Adjustment Amount" (as defined in the Lease) payable by Tenant with respect to the Ninth Floor Expansion Space. Accordingly, the definition of Expense Adjustment Amount set forth in Paragraph 4.3 of the Lease is hereby amended by inserting the following sentence immediately after the first sentence of said Paragraph 4.3:

       "Notwithstanding the foregoing, for purposes of determining the Expense Adjustment Amount due and payable by Tenant with respect to the Ninth Floor Expansion Space, such Expense Adjustment Amount shall equal Tenant's Pro Rata Share of the amount by which the Operating Expenses

       (subject to adjustment pursuant to Section 4.4) incurred with respect to each Calendar Year exceeds the Operating Expenses incurred by Landlord with respect to Calendar Year 19962 as determined in accordance with the Lease."

         5. TENANT'S PRO RATA SHARE. The definition of Tenant's Pro Rata Share set forth in Paragraph 4.2.2 of the Lease is hereby amended to add the following sentence immediately following the end thereof: "In addition, with respect to the Ninth Floor Expansion Space the term "Tenant's Pro Rate Share" shall mean 4.95%."

         6. TENANT ALLOWANCE. Landlord hereby agrees to provide to Tenant an Allowance equal to $15,000 (the "Tenant Allowance") in connection with certain fit up work being performed in the Ninth Floor Expansion Premises by or on behalf of Tenant. The Tenant Allowance shall be paid by Landlord to Tenant upon the completion of such work to Landlord's reasonable satisfaction.

         7. POSSESSION. Tenant has inspected the Ninth Floor Expansion Space and agrees to accept the same "as is" without any agreements, representations, understandings or obligations on the part of Landlord to perform any alterations, repairs or improvements.

         8. BROKER. Tenant and Landlord each represent that it has not dealt with any broker in connection with this Third Amendment to Lease and the Ninth Floor Expansion Space and insofar as it knows, no broker negotiated this Third Amendment or is entitled to any commission in connection therewith. Tenant and Landlord each agree to indemnify, defend and hold the other party and its beneficiaries, employees, agents, their officers and partners, harmless from and against any claims made by any broker or finder for a commission or fee in connection with this Third Amendment to Lease or the Ninth Floor Expansion Space, as a result of the breach of the foregoing representation by such party.

         9. WHOLE AGREEMENT. This Third Amendment to Lease sets forth the entire agreement between the parties with respect to the matters set forth herein.There have been no additional oral or written representations or agreements. As amended herein, the Lease between the parties shall remain in full force and effect and, as so amended, is hereby ratified and confirmed by both Landlord and Tenant. In case of any inconsistency between the provisions of the Lease and this Third Amendment, the provisions of this Third Amendment shall govern and control.

         10. DEFINED TERMS. All capitalized terms used herein and not otherwise defined shall have the meaning ascribed to such term in the Lease.

         EXECUTED  under  seal  as of the  day  and  year  first  above written.



                                    LANDLORD:

                                    HUNTINGTON AVENUE LIMITED PARTNERSHIP

                                    By:  Huntington Real Estate Inc.,
                                         its general partner


                                    By:/s/ John A. Kane
                                       -----------------------------
                                       Name:
                                       Title: Treasurer



                                    TENANT:

                                    IDX SYSTEMS CORPORATION

                                    By:/s/ John A. Kane
                                       ---------------------------------
                                       Name:
                                       Title: CFO

                                 EXHIBIT A



                                 [SKETCH]

                                EXHIBIT 10C

                        FOURTH AMENDMENT TO LEASE

         This Fourth Amendment to Lease is entered into as of February 1, 1997 by and between Huntington Avenue Limited Partnership, a Vermont limited partnership ("Landlord") and IDX Systems Corporation, a Vermont corporation ("Tenant").

                                 RECITALS

         A. Landlord and Tenant entered into that certain Lease dated as of April 13, 1994, as amended by an Addendum to Office Lease Agreement dated as of June 30, 1994, by a Second Amendment to Lease dated as of January 1, 1995 and by a Third Amendment to Lease dated as of October 1, 1996 (as so amended, the "Lease"), with respect to certain space (the "Premises") located in the building known and numbered as 116 Huntington Avenue, Boston, Massachusetts, all as more particularly set forth therein.

         B. Landlord and Tenant have agreed to expand the Premises leased to Tenant pursuant to the Lease to include certain space located on the eighth floor of the Building containing approximately 3,412 rentable square feet and is more fully shown on the floor plan attached hereto as EXHIBIT A and incorporated herein (the "Eighth Floor Expansion Space"). Accordingly, the parties desire that the Lease be appropriately amended, all on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, and other good and valuable consideration the receipt of sufficiency of which are hereby acknowledged, the parties agree that the Lease shall be amended as follows:

         1. EXPANSION OF PREMISES. Effective as of the first day of February, 1997 (the "Eighth Floor Expansion Commencement Date") and continuing for the Eighth Floor Expansion Term (as defined below), the Eighth Floor Expansion Space shall be added to and become a part of the Premises, subject to and with the benefit of all of the terms and conditions of the Lease currently in effect, as the same may be modified by the terms of this Fourth Amendment. From and after the Eighth Floor Expansion Commencement Date, and until the expiration of the Eighth Floor Expansion Term, all references to the Premises contained in the Lease shall be deemed to include the Eighth Floor Expansion Space. Landlord and Tenant hereby acknowledge that, as a result of this Fourth Amendment, the Premises now contain approximately 120,385 rentable square feet.

         2. EXPANSION TERM. Options to Extend. Landlord hereby leases such Eighth Floor Expansion Space to Tenant pursuant to this Fourth Amendment for a term commencing as of the Eighth Floor Expansion Commencement Date and continuing through April 30, 2004, unless sooner terminated or hereafter extended, each as provided herein (the "Eighth Floor Expansion Term"). In addition, Tenant shall have the right to extend the Eighth Floor Expansion Term for one or both of two (2) successive five (5) year option terms, such option rights to be exercised in the case of the first such option term pursuant to written notice to Landlord given not less than one (1) year prior to the expiration of the original Eighth Floor Expansion Term and, in the case of the second such option term, pursuant to written notice given to Landlord not less than one (1) year following the expiration of the first option term. All references to the "Term" contained in the Lease shall, with respect to the Eighth Floor Expansion Space, refer to the Eighth Floor Expansion Term, as the same may be extended to include one or both of the foregoing option terms. Any such option term shall be on the same terms and conditions set forth in the Lease, as herein modified, except that the Base Rent shall be as provided in Paragraph 3 below and there shall be no further right of Tenant to extend the Eighth Floor Expansion Term beyond the expiration of the second such option term.

         3. BASE RENT. The definition of Basic Rent set forth in Paragraph 3 of the Lease is hereby amended by inserting the following paragraph at the end thereof:

           "Effective as of the Eighth Floor Expansion Commencement Date and continuing with respect to each lease year or portion thereof contained in the Eighth Floor Expansion Term, Tenant shall pay Base Rent with respect to the Eighth Floor Expansion Space (and in addition to the Base Rent set forth above) as follows:


Lease Year                              Yearly Rent               Monthly Rent
----------                              -----------               ------------
February 1, 1997 - April 30, 2004       $85,300.00                $7,108.33

May 1, 2004 - April 2014                $92,124.00                $7,677.00"
(Extension Terms, if applicable)


         4. OPERATING EXPENSES. Landlord and Tenant hereby agree that the Operating Expenses (as defined in the Lease) incurred by Landlord with respect to calendar year 1997 shall serve as the base for purposes of determining the "Expense Adjustment Amount" (as defined in the Lease) payable by Tenant with respect to the Eighth Floor Expansion Space. Accordingly, the definition of Expense Adjustment Amount set forth in Paragraph 4.3 of the Lease is hereby amended by deleting the second sentence of said Paragraph 4.3 and inserting in its place the following:

         "Notwithstanding the foregoing, (i) for purposes of determining the Expense Adjustment Amount due and payable by Tenant with respect to the Ninth Floor Expansion Space, such Expense Adjustment Amount shall equal Tenant's Pro Rata Share of the amount by which the Operating Expenses (subject to adjustment pursuant to Section 4.4) incurred with respect to each Calendar Year exceeds the Operating Expenses incurred by Landlord with respect to Calendar Year 1992, as determined in accordance with the Lease and (ii) for purposes of determining the Expense Adjustment Amount due and payable by Tenant with respect to the Eighth Floor

          Expansion Space, such Expense Adjustment Amount shall equal Tenant's Pro Rata Share of the amount by which the Operating Expenses (subject to adjustment pursuant to Section 4.4) incurred with respect to each Calendar Year exceeds the Operating Expenses incurred by Landlord with respect to Calendar Year 1997, as determined in accordance with the Lease."

         5. TENANT'S PRO RATA SHARE. The definition of Tenant's Pro Rata Share set forth in Paragraph 4.2.2 of the Lease is hereby amended by deleting the last sentence of said Paragraph 4.2.2 and inserting in its place the following: "In addition, (i) with respect to the Ninth Floor Expansion Space the term "Tenant's Pro Rata Share" shall mean 4.95%, and (ii) with respect to the Eighth Floor Expansion Space the term "Tenant's Pro Rata Share" shall mean 1.44%."

         6. TENANT ALLOWANCE. Landlord hereby agrees to provide to Tenant an Allowance equal to $17,060.00 (the "Tenant Allowance") in connection with certain fit up work being performed in the Eighth Floor Expansion Premises by or on behalf of Tenant. The Tenant Allowance shall be paid by Landlord to Tenant upon the completion of such work to Landlord's reasonable satisfaction.

         7. POSSESSION. Tenant has inspected the Eighth Floor Expansion Space and agrees to accept the same "as is" without any agreements, representatives, understandings or obligations on the part of Landlord to perform any alterations, repairs or improvements.

         8. BROKER. Tenant and Landlord each represent that it has not dealt with any broker in connection with this Fourth Amendment to Lease and the Eighth Floor Expansion Space and insofar as it knows, no broker negotiated this Fourth Amendment or is entitled to any commission in connection therewith. Tenant and Landlord each agree to indemnify, defend and hold the other party and its beneficiaries, employees, agents, their officers and partners, harmless from and against any claims made by any broker or finder for a commission or fee in connection with this Fourth Amendment to Lease or the Eighth Floor Expansion Space, as a result of the breach of the foregoing representation by such party.

         9. WHOLE AGREEMENT. This Fourth Amendment to Lease sets forth the entire agreement between the parties with respect to the matters set forth herein. There have been no additional oral or written representations or agreements. As amended herein, the Lease between the parties shall remain in full force and effect and, as so amended, is hereby ratified and confirmed by both Landlord and Tenant. In case of any inconsistency between the provisions of the Lease and this Fourth Amendment, the provisions of this Fourth Amendment shall govern and control.

         10. DEFINED TERMS. All capitalized terms used herein and not otherwise defined shall have the meaning ascribed to such term in the Lease.

         EXECUTED under seal as of the day and year first above written.

                                    LANDLORD:

                                    HUNTINGTON AVENUE LIMITED PARTNERSHIP

                                    By: Huntington Real Estate Inc.,
                                        its general partner


                                    By:/s/ John A. Kane
                                       ------------------------------
                                       Name:
                                       Title: Treasurer



                                     TENANT:

                                     IDX SYSTEMS CORPORATION


                                     By:/s/ John A. Kane
                                        -----------------------------
                                        Name
                                        Title: CFO

                                    EXHIBIT A



                                    [SKETCH]