Form 10-Q
period 1998-06-30
IDX SYSTEMS CORP
filed 1998-08-13
CIK 1001185

===============================================================================
                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998
                      -------------------------------

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
      The number of shares outstanding of the registrant's common stock as of August 7, 1998 was 26,424,943.

                        [Exhibit index begins on Page 21]
                                                      --

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 1998

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Interim Financial Statements:

         a) Condensed consolidated balance sheets as of
            June 30, 1998 and December 31, 1997 (unaudited)................3

         b) Condensed  consolidated   statements  of  income  and
            comprehensive  income  for the three  and six  months
            ended   June   30,   1998   and   1997    (unaudited)..........4

         c) Condensed consolidated statements of cash flows
            for the three and six months ended June 30, 1998  and 1997
            (unaudited)....................................................5

         d) Notes to condensed consolidated financial statements...........6

ITEM 2.  Management's discussion and analysis of financial
         condition and results of operations...............................8

PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings.................................................18

ITEM 2.  Changes in securities.............................................18

ITEM 3.  Defaults upon senior securities...................................18

ITEM 4.  Submission of matters to a vote of security holders...............18

ITEM 5.  Other information.................................................19

ITEM 6.  Exhibits and reports on Form 8-K..................................19

SIGNATURES.................................................................20

EXHIBIT INDEX..............................................................21

                                  Page 2 of 21

PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

                            IDX SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                            JUNE 30                DECEMBER 31
                                             1998                     1997
                                             ----                     ----

ASSETS
Cash and securities                         $ 118,007              $ 115,887
Accounts receivable, net                       76,874                 66,587
Other current assets                           10,601                 14,718
                                            ---------              ---------
Total current assets                          205,482                197,192


Property and equipment, net                    29,711                 28,277
Capitalized software costs, net                   789                    368
Other assets                                   14,704                 11,480
                                            ---------              ---------
                                               45,204                 40,125
                                            ---------              ---------
Total assets                                $ 250,686              $ 237,317
                                            =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses
   and other liabilities                   $   29,755              $  34,748
Deferred revenue                               17,556                 21,538
                                           ----------              ---------
Total current liabilities                      47,311                 56,286
                                           ----------              ---------
Long term debt                                      -                  2,508
Minority interest                               8,440                  1,919
Stockholders' equity                          194,935                176,604
                                           ----------              ---------
                                              203,375                181,031
                                           ----------              ---------
Total liabilities and stockholders' equity $  250,686              $ 237,317
                                           ==========              =========



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

PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

                             IDX SYSTEMS CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                   JUNE 30                    JUNE 30
                             1998         1997           1998        1997
                             ----         ----           ----        ----

REVENUES
Systems sales                $  43,719    $  29,886      $  82,685   $  63,326
Maintenance and service fees    35,645       27,546         69,416      53,665
                             ---------    ---------      ---------   ---------
Total revenues                  79,364       57,432        152,101     116,991

OPERATING EXPENSES
Cost of sales                   40,408       31,061         77,656      61,025
Selling, general and
  administrative                14,947       12,575         28,699      25,306
Research and development        11,762        8,607         22,078      17,085
Write-off of acquired
  in-process research and
  development costs                                          3,201       2,290
                            ----------    ---------      ---------    ---------
Total operating expenses        67,117       52,243        131,634     105,706

Operating income                12,247        5,189         20,467      11,285
Interest and other income,
   net                          (1,259)      (1,479)        (2,381)     (2,674)
                            ----------    ----------     ---------    --------
Income before income taxes      13,506        6,668         22,848      13,959
Income tax provision             5,400        2,793         10,340       5,587
                            ----------    ---------      ---------    --------
Net income                  $    8,106    $   3,875      $  12,508    $  8,372
                            ==========    =========      =========    ========

Unrealized gain on securities
   available-for-sale               45           10             42          23
                            ----------    ---------      ---------    --------
Comprehensive income        $    8,151    $   3,885      $  12,550    $  8,395
                            ==========    =========      =========    ========

Basic earnings per share    $     0.31    $    0.15      $    0.48    $   0.33
                            ==========    =========      =========    ========
Basic weighted average
   shares outstanding           26,294       25,570         26,225      25,528
                            ==========    =========      =========    ========

Diluted earnings per share  $     0.30    $    0.15      $    0.46    $   0.32
                            ==========    =========      =========    ========
Diluted weighted average
   shares outstanding           27,181       26,488         27,094      26,357
                            ==========    =========      =========    ========



           See Notes to the Condensed Consolidated Financial Statements

PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                               JUNE 30
                                                      1998             1997
                                                      ----             ----

OPERATING ACTIVITIES
Net income                                            $ 12,508         $  8,372
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                        5,197            3,883
    Deferred tax benefit                                  (517)           1,506
    Increase in allowance for doubtful accounts             88              411
    Minority interest                                       21             (170)
    Write-off of acquired in-process research and
         development costs                               3,201            2,290
    Changes in operating assets and liabilities:
          Accounts receivable                          (10,375)          (7,007)
          Prepaid expenses and other assets              3,489           (8,370)
          Accounts payable and accrued expenses         (4,412)             437
          Federal and state taxes payable                3,007            1,158
          Deferred revenue                              (3,982)           6,192
          Short-term debt                                                 1,373
                                                      ---------        --------
           Net cash provided by operating activities     8,225           10,075

INVESTING ACTIVITIES
Purchase of property and equipment, net                 (6,552)          (7,564)
Purchase of securities available-for-sale, net         (47,168)         (56,601)
Sale of securities available-for-sale                   43,430           53,438
Purchase of certain net assets                          (5,778)           1,779
                                                      --------         --------
           Net cash used in investing activities       (16,068)          (8,948)

FINANCING ACTIVITIES
Proceeds from sale of common stock                       5,917            3,084
Increase in minority interest                            6,500
Principal repayments of long-term debt                  (6,097)            (148)
                                                      --------         --------
           Net cash provided by financing activities     6,320            2,936
                                                      --------         --------
Decrease in cash and cash equivalents                   (1,523)           4,063
Cash and cash equivalents at beginning of period        14,061           12,326
                                                      --------         --------
Cash and cash equivalents at end of period            $ 12,538         $ 16,389
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

The interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1997.


Note 2 - Business Acquisitions

On February 23, 1998, the Company recorded charges of $3.2 million related to the acquisition of a contract management system technology from Trego Systems, Inc. for cash of $4.0 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare contract management system.

In July 1997, the Company completed the Merger with PHAMIS which became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests and accordingly, the accompanying financial statements include the accounts of PHAMIS for all periods presented.


Note 3 - Income Taxes

The provision for income taxes for the quarter ended June 30, 1998 was provided for at the taxable income rate of 40%. The provision for income taxes for the six months ended June 30, 1998 was provided for at the taxable income rate of approximately 45% which is more than the Company's historical rate of 40%. This higher rate is due to a portion of the charges incurred in the first quarter ended March 31, 1998 in the acquisition of Trego Systems, Inc. being non-deductible for income tax purposes.

PART I.   FINANCIAL INFORMATION

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


                                      Three Months Ended     Six Months Ended
                                            June 30              June 30
                                      1998         1997      1998       1997
                                      ----         ----      ----       ----

Numerator:
   Net income                         $ 8,106      $ 3,875   $12,508    $ 8,372
                                      -------      -------   -------    -------
      Numerator for basic and
      diluted earnings per share      $ 8,106      $ 3,875   $12,508    $ 8,372
Denominator:
   Denominator for basic earnings
   per share--weighted-average shares  26,294       25,570    26,225     25,528
   Effect of employee stock options       887          918       869        829
                                      -------      -------   -------    -------
       Denominator for diluted
       earnings per share              27,181       26,448    27,094     26,357
                                      -------      -------   -------    -------
Basic earning per share                 $0.31        $0.15     $0.48      $0.33
                                      =======      =======   =======    =======
Diluted earnings per share              $0.30        $0.15     $0.46      $0.32
                                      =======      =======   =======    =======


Note 5 - Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

PART I.   FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company reported net income of $8.1 million, or $0.30 per share for the three months ended June 30, 1998 as compared to $3.9 million, or $0.15 per share for the three months ended June 30, 1997. For the six months ended June 30, 1998 the Company reported net income of $12.5 million, or $0.46 per share, as compared to net income of $8.4 million, or $0.32 per share, for the same period in 1997.

This Management's Discussion and Analysis of Financial Conditions and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. Words such as "believes," "may," "plans," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures in the section on page 13 under the caption "Factors Affecting Future Results" consists principally of a discussion of risks which may affect future results and, are thus, in their entirety forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

REVENUES
The Company's total revenues increased to $79.4 million during the three months ended June 30, 1998 from $57.4 million in the corresponding period in 1997, an increase of $22.0 million or 38.2%. Revenues from systems sales increased to $43.7 million during the three months ended June 30, 1998 (55.1% of total revenues) from $29.9 million (52.0% of total revenues) in the corresponding period in 1997, an increase of $13.8 million or 46.3%. The increase was primarily due to an increase in installations of certain of the Company's IDXtend and LastWord systems. Revenues from maintenance and service fees increased to $35.7 million during the three months ended June 30, 1998 (44.9% of total revenues) from $27.5 million (48.0% of total revenues) in the corresponding period in 1997, an increase of $8.2 million or 29.4%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base.

COST OF SALES
The cost of sales and services increased to $40.4 million during the three months ended June 30, 1998 from $31.0 million in the corresponding period in 1997, an increase of $9.4 million or

PART I.   FINANCIAL INFORMATION

30.1%. The gross profit margin on systems sales and services increased to 49.1% during the three months ended June 30, 1998 from 45.9% in the corresponding period in 1997. The increase in gross profit was due primarily to an increase in the installations of certain of the Company's IDXtend and LastWord systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $14.9 million during the three months ended June 30, 1998 from $12.6 million in the corresponding period in 1997, an increase of $2.3 million or 18.9%. As a percentage of total revenues, selling, general and administrative expenses decreased to 18.8% during the three months ended June 30, 1998 from 21.9% in the corresponding period in 1997. The increase in selling, general and administrative expenses during the three months ended June 30, 1998 was principally due to an increase in the Company's sales and marketing staff which management believes is necessary to support the continued growth of the Company.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $11.8 million during the three months ended June 30, 1998 from $8.6 million in the corresponding period in 1997, an increase of $3.2 million or 36.7%. The increase is attributed to an increase in personnel expenses and outside consultants to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses decreased slightly to 14.8% during the three months ended June 30, 1998 from 15.0% for the three months ended June 30, 1997. Software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Prior to the merger, technological feasibility was determined differently by IDX and PHAMIS. Subsequent to the merger the Company's determination of technological feasibility for all product development is based on the completion of a working model which has been approved for beta site testing. Historically costs incurred during beta site testing have not been material. Although the Company presently expects costs to complete beta site testing in the future to be insignificant, as the Company develops products to operate using other technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become material in future reporting periods.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES
The Company's total revenues increased to $152.1 million during the six months ended June 30, 1998 from $117.0 million in the corresponding period in 1997, an increase of $35.1 million or 30.0%. Revenues from systems sales increased to $82.7 million during the six months ended June 30, 1998 (54.4% of total revenues) from $63.3 million (54.1% of total revenues) in the corresponding period in 1997, an increase of $19.4 million or 30.6%. The increase was primarily due to an increase in installations of certain of the Company's IDXtend and LastWord systems. Revenues from maintenance and service fees increased to $69.4 million during the six months ended June 30, 1998 (45.6% of total revenues) from $53.7 million (45.9% of total revenues) in the corresponding period in 1997, an increase of $15.7 million or 29.4%. The increase in

PART I.   FINANCIAL INFORMATION

revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base.

COST OF SALES
The cost of sales and services increased to $77.6 million during the six months ended June 30, 1998 from $61.0 million in the corresponding period in 1997, an increase of $16.6 million or 27.3%. The gross profit margin on systems sales and services increased to 48.9% during the six months ended June 30, 1998 from 47.8% in the corresponding period in 1997. The increase in gross profit was due primarily to an increase in the installations of certain of the Company's IDXtend and LastWord systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $28.7 million during the six months ended June 30, 1998 from $25.3 million in the corresponding period in 1997, an increase of $3.4 million or 13.4%. As a percentage of total revenues, selling, general and administrative expenses decreased to 18.9% during the six months ended June 30, 1998 from $21.6 million in the corresponding period in 1997. The increase in selling, general and administrative expenses during the six months ended June 30, 1998 was principally due to an increase in the Company's sales and marketing staff which management believes is necessary to support the continued growth of the Company.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $22.1 million during the six months ended June 30, 1998 from $17.1 million in the corresponding period in 1997, an increase of $5.0 million or 29.2%. The increase is attributed to an increase in personnel expenses and outside consultants to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses decreased slightly to 14.5% during the six months ended June 30, 1998 from 14.6% in the corresponding period in 1997. Software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized.

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

INCOME TAXES
The provision for income taxes for the quarter ended June 30, 1998 was provided for at the taxable income rate of approximately 40%. The provision for income taxes for the six months ended June 30, 1998 was provided for at the taxable income rate of approximately 45%, which is

PART I.   FINANCIAL INFORMATION

more than the Company's historical rate of 40%. This higher rate is due to a portion of the charges incurred in the acquisition of Trego Systems, Inc. which are non-deductible for income tax purposes. For 1998, the Company anticipates an effective tax rate of approximately 40% of pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception in 1969, the Company has funded its operations, working capital needs and capital expenditures primarily from operations, except for real estate owned by certain partnerships and trusts financed through industrial development bonds. The proceeds from its initial public offering in 1995 were
(i) distributed to stockholders of the Company in connection with the Company's prior status as an S corporation under the Internal Revenue Code of 1986, as amended, and (ii) used for general corporate purposes, including working capital purposes, payment of current expenses and strategic transactions, including acquisitions of businesses, products and technologies.

Cash flows from operations are principally comprised of net income and depreciation and are primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of the sales cycle and installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In general accounts receivable from customers have been collected consistently within 90 days.

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

Cash, cash equivalents and marketable securities at June 30, 1998 were $118.0 million, an increase from the June 30, 1997 balance of $96.5 million. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate. There were no borrowings as of June 30, 1998 or 1997.

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

The Company believes that current operating funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company's revenues or income.

PART I.   FINANCIAL INFORMATION


NEW ACCOUNTING STANDARDS
In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, revising certain aspects of SOP 91-1, which the Company adopted on January 1, 1998. SOP97-2 did not materially affect the Company's revenue recognition policies with respect to software license fees which are based upon vendor-specific objective information and relate principally to its proprietary systems software which generally requires no significant production, modification or customization. License revenue, accordingly, is deferred and recognized as customer payments become due based upon specified milestones and due dates including delivery, installation and final systems acceptance.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 and No. 131, "Reporting Comprehensive Income" and "Disclosures About Segments of an Enterprise and Related Information," which the Company adopted on January 1, 1998. The adoption of these new accounting standards did not have a material impact on the Company's financial statements.

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

YEAR 2000
The Company has assessed its internal use systems and its currently supported products, including tools, equipment and software supplied by others, for possible problems in processing, reporting, displaying, functioning with and otherwise handling date data containing the year 2000 and beyond ("Year 2000 problems"). The Company believes it has formulated and is in the process of implementing or has completed all plans to make Year 2000 ready all of its critical internal use systems and facilities and all of its currently supported products, including tools, equipment, and software supplied by others. The Company is in the process of formulating contingency plans in the event that it might not be successful in implementing all of its plans to make Year 2000 ready all of its systems, facilities and products.

At December 31, 1997, substantially all of the core databases and data processing functions of the Company's significant products were Year 2000 ready. All such products installed after such date, and many of the Company's products installed prior to such date, were Year 2000 ready at the time of installation. The Company expects that the elements of the Company's products that were not Year 2000 ready at December 31, 1997, such as certain screens and reports and some tools, equipment, and software supplied by others, will be Year 2000 ready in 1998.

PART I.   FINANCIAL INFORMATION


The Company has expensed amounts incurred as of December 31, 1997 to make its products Year 2000 ready, and such amounts have not been material. The additional costs to make all such remaining systems and products, including tools, equipment, and software supplied by others, Year 2000 ready by the end of 1998 will be expensed as incurred, are expected to be incurred in 1998 and are not expected to be material. The Company under its maintenance agreements commenced delivery to its installed customers of Year 2000 ready versions of all of its significant products in 1998 and expects to complete most installations of such versions by mid 1999. The costs to install Year 2000 ready versions of the Company's products at customer sites, as well as the ability of the Company to assist customers in the installation of Year 2000 ready versions of its products, will depend in part on the readiness, ability, and cooperation of customers to install such versions.

Any of the Company's internal use systems, and facilities, and any of the products supplied by the Company to its customers, including tools, equipment, facilities and software supplied by others, could have Year 2000 problems. Any failure of the Company to make Year 200 ready its internal use systems and facilities could cause significant operational problems for the Company. Any failure of a customer to be ready or able to timely install Year 2000 ready versions of the Company's products, including tools, equipment, and software supplied by others, or any other products used by such customers in connection with the Company's products, could cause significant operational problems for the customer. Further, a failure of the Company to timely make available Year 2000 ready versions of its products, including tools, equipment, and software supplied by others, or a failure of the Company to timely provide adequate resources to assist its customers in installing Year 2000 ready versions of its products, including tools, equipment, and software supplied by others, could result in claims by or liability to customers, which may have a material adverse effect on the business, operations, and future financial results of the Company.

FACTORS AFFECTING FUTURE RESULTS
The Company's revenues and operating results can vary significantly from quarter to quarter as a result of a number of factors, including the volume and timing of systems sales and installations, and length of sales cycles and installation efforts. The timing of revenues from systems sales is difficult to forecast because the Company's sales cycle can vary depending upon factors such as the size of the transaction, the changing business plans of the customer, the effectiveness of customer's management and general economic conditions. In addition, because revenue is recognized at various points during the installation process, the timing of revenue recognition varies considerably based on a number of factors, including availability of personnel, availability of the customer's resources and complexity of the needs of the customer's organization. The Company's initial contact with a potential customer depends in significant part on the customer's decision to replace, expand, or substantially modify its existing information systems, or modify or add business processes or lines of business. How and when to implement, replace, expand or substantially modify an information system or modify or add business processes or lines of business, are major decisions for healthcare organizations. Accordingly, the sales cycle for the Company's systems is typically three to eighteen months or more from contract execution to completion of installation. During the sales cycle and the installation cycle, the Company expends substantial time, effort and funds preparing contract proposals, negotiating the contract and implementing the system. Because a significant percentage of the Company's expenses are

PART I.   FINANCIAL INFORMATION


relatively fixed, a variation in the timing of systems sales and installation can cause significant variations in operating results from quarter to quarter. The Company's future operating results may fluctuate as a result of these and other factors, such as customer purchasing patterns, and the timing of new product and service introductions and product upgrade releases. The Company believes that quarterly results of operations will continue to be subject to significant fluctuations and that its results of operations for any particular quarter or fiscal year may not be indicative of results of operations for future periods. There can be no assurance that future period to period fluctuations will continue and will not have a material adverse effect on the Company's results of operations, financial condition or business.

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

Integrating the operations and management of the Company and PHAMIS has been a time-consuming process, and will require the dedication of management resources, which has and may continue to temporarily distract attention from the day-to-day business of the combined Company. There can be no assurance that this integration will be completed smoothly or successfully, and the inability of management to successfully integrate the operations or management of the two companies could have a material adverse effect on the business, results of operations or financial condition of the combined Company. As previously discussed in the section "Merger and Related Costs" the Company has incurred significant merger and related costs. Additional unanticipated expenses may be incurred in connection with the continued integration of the business of the Company and PHAMIS.

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

Any of the Company's internal use systems and any of the products supplied by the Company to its customers could fail to adequately or properly process, display, report, or otherwise handle date data containing the Year 2000 and beyond. Any failure of a customer to be ready or able to timely install Year 2000 ready versions of the Company's products could cause significant operational problems for the customer. Further, a failure of the Company to timely make available Year 2000 ready versions of its products, or a failure of the Company to timely provide adequate resources to assist its customers in installing Year 2000 ready versions of its products, could result in claims by customers, which may have a material adverse effect on the results of operations, financial condition or business of the Company.

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

PART I.   FINANCIAL INFORMATION


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

PART I.   FINANCIAL INFORMATION


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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its 1998 Annual Meeting of Shareholders on May 18, 1998. Of the 26,263,353 shares of common stock outstanding and entitled to vote at this meeting, 21,770,204 shares were represented at the meeting, in person or by proxy. The following matters were voted upon at the Annual Meeting.

1. Robert H. Hoehl, Stuart H. Altman, Ph.D. and Malcolm A. Gleser, M.D.,Ph.D. were elected to serve for a term of three years as Class III Directors. The remaining terms of Richard E. Tarrant, Henry M. Tufo, M.D., Paul L. Egerman, Steven M. Lash and Frank T. Sample continued after the meeting. The result of the vote with respect to each nominee for office was as follows:
                                           Votes "Against"              Broker
     Nominee                 Votes "For"   or "Withheld"   Abstained   Non-Votes

     Robert H. Hoehl         21,764,434    0               5,670       100
     Stuart H. Altman, Ph.D. 21,762,079    0               8,025       100
     Malcolm A. Gleser,
        M.D., Ph.D.          21,760,818    0               9,286       100

2. Holders of 21,746,427 shares of common stock of the Company voted to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the current fiscal year. Holders of 5,088 shares voted against ratifying such selection and 18,589 shares abstained from voting, with 100 broker non-votes.

PART II. OTHER INFORMATION

Item 5.  OTHER INFORMATION

         Shareholders Proposals for 1999 Annual Meeting

                  As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, shareholders proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Shareholders must be received by the Secretary of the Company at the principal offices of the Company no later than December 18, 1998.

                  In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Shareholders must be received by the Company on or before March 1, 1999 in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any shareholder proposal with respect to which the Ccompany does not receive timely notice.

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

                                            IDX SYSTEMS CORPORATION


Date:    August 13, 1998                    By:/s/ John A. Kane
                                               ------------------
                                               John A. Kane,
                                               Vice President, Finance and
                                               Administration, Chief Financial
                                               Officer and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

                                  Exhibit Index
                                  -------------

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:



Exhibit No.       Description                                             Page
-----------       -----------                                             ----

27                Financial Data Schedule                                 22
