Form 10-Q
period 1998-09-30
IDX SYSTEMS CORP
filed 1998-11-16
CIK 1001185

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

               For the Quarterly Period Ended September 30, 1998
                           -------------------------------

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
        The number of shares outstanding of the registrant's common stock as of November 6, 1998 was 26,492,555.

================================================================================
                   [Exhibit index begins on Page 21]

                            IDX SYSTEMS CORPORATION
                                   FORM 10-Q
               For the Quarterly Period Ended September 30, 1998

                                TABLE OF CONTENTS

                                                                           Page
PART I.  FINANCIAL INFORMATION                                             ----


ITEM 1.  Interim Financial Statements:

        a) Condensed consolidated balance sheets as of
           September 30, 1998 and December 31, 1997 (unaudited)............3

        b) Condensed consolidated statements of operations and
           comprehensive income (loss) for the three and nine months ended
           September 30, 1998 and 1997 (unaudited) ........................4

        c) Condensed consolidated statements of cash flows for the nine months ended September 30, 1998  and 1997 (unaudited)......5

        d) Notes to condensed consolidated financial statements............6

ITEM 2.  Management's discussion and analysis of financial
         condition and results of operations...............................8

PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings.................................................23

ITEM 2.  Changes in securities.............................................23

ITEM 3.  Defaults upon senior securities...................................23

ITEM 4.  Submission of matters to a vote of security holders...............23

ITEM 5.  Other information.................................................23

ITEM 6.  Exhibits and reports on Form 8-K..................................23

SIGNATURES.................................................................24

EXHIBIT INDEX..............................................................25


PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                         SEPTEMBER 30            DECEMBER 31
                                              1998                   1997
                                              ----                   ----

ASSETS
Cash and securities                      $ 128,463               $ 115,887
Accounts receivable, net                    80,873                  66,587
Other current assets                        12,414                  14,719
                                         ---------               ---------
Total current assets                       221,750                 197,193

Property and equipment, net                 30,559                  28,277
Capitalized software costs, net                738                     368
Other assets                                15,325                  11,480
                                         ---------               ---------
                                            46,622                  40,125
                                         ---------               ---------

Total assets                             $ 268,372               $ 237,318
                                         =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses
   and other liabilities                 $  34,266               $  34,749
Deferred revenue                            17,884                  21,538
                                         ---------               ---------
Total current liabilities                   52,150                  56,287

Long-term debt                                   -                   2,508
Minority interest                            8,720                   1,919
Stockholders' equity                       207,502                 176,604
                                         ---------               ---------
                                           216,222                 181,031
                                         ---------               ---------

Total liabilities and stockholders'
   equity                                $ 268,372               $ 237,318
                                         =========               =========



          See Notes to the Condensed Consolidated Financial Statements

NOTE: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                   SEPTEMBER 30              SEPTEMBER 30
                                 1998         1997        1998         1997
                                 ----         ----        ----         ----

REVENUES
Systems sales                    $46,678      $34,703     $129,363     $ 98,029
Maintenance and service fees      36,680       29,895      106,096       83,560
                                 -------      -------     --------     --------
Total revenues                    83,358       64,598      235,459      181,589

OPERATING EXPENSES
Cost of sales                     42,404       33,612      120,060       94,637
Selling, general and
   administrative                 16,038       12,541       44,737       37,847
Research and development          12,420        9,271       34,498       26,356
Merger and related charges             -       20,030        3,201       22,320
                                 -------      -------      -------     --------
Total operating expenses          70,862       75,454      202,496      181,160

Operating income (loss)           12,496      (10,856)      32,963          429
Interest and other income, net    (1,619)      (1,480       (4,000)      (4,154)
                                 -------      -------      -------     --------
Income (loss) before income taxes 14,115       (9,376)      36,963        4,583
Income tax provision (benefit)     5,650       (2,021)      15,990        3,566
                                 -------      -------      -------     --------
Net income (loss)                $ 8,465      $(7,355)     $20,973      $ 1,017
                                 =======      ========     =======      =======

Unrealized gain on securities
   available-for-sale                  4           45           46           68
                                 -------      -------      -------      -------
Comprehensive income (loss)      $ 8,469      $(7,310)     $21,019      $ 1,085
                                 =======      ========     =======      =======

Basic earnings (loss) per share  $  0.32      $ (0.29)     $  0.80      $  0.04
                                 =======      ========     =======      =======
Basic weighted average shares
    outstanding                   26,427       25,735       26,292       25,607
                                 =======      =======      =======      =======

Diluted earnings (loss) per
   share                         $  0.31      $ (0.29)     $  0.77      $  0.04
                                 =======      ========     =======      =======
Diluted weighted average shares
   outstanding                    27,279       25,735       27,155       26,407
                                 =======      =======      =======      =======



          See Notes to the Condensed Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                    1998                1997
                                                    ----                ----


NET CASH PROVIDED BY OPERATING ACTIVITIES           $20,045             $19,023

INVESTING ACTIVITIES
Purchase of property and equipment, net             (10,239)            (10,524)
Purchase of securities available-for-sale, net      (83,216)            (76,111)
Sale of securities available-for-sale                75,133              76,226
Purchase of certain net assets                       (7,545)             (4,933)
                                                    --------            --------
   Net cash used in investing activities            (25,867)            (15,342)

FINANCING ACTIVITIES
Proceeds from sale of common stock                    9,879               4,073
Increase in minority interest                         6,500
Principal repayments of long-term debt               (6,109)               (151)
                                                    --------            --------
   Net cash provided by financing activities         10,270               3,922
                                                    --------            --------
Decrease in cash and cash equivalents                 4,448               7,603
Cash and cash equivalents at beginning of period     14,061              12,326
                                                    --------            -------
Cash and cash equivalents at end of period          $18,509             $19,929
                                                    ========            =======


          See Notes to the Condensed Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements


Note 1 - Basis of Presentation

The interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - New Accounting Standards

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

Note 3 - Business Acquisitions

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

On September 11, 1998, the Company entered into an agreement to acquire EDiX Corporation ("EDiX"), a provider of medical transcription outsourcing services to hospitals and large physician group practices. The acquisition, which has been approved by the Boards of Directors of each company, is subject to regulatory and shareholder approval. The terms of the agreement provide for the shareholders and optionholders of EDiX to receive between approximately 400,000 and 480,000 shares of IDX common stock, based on an average closing price per share of IDX stock, subject to a downward adjustment under certain conditions. Based on the closing price of the IDX common stock on September 10, 1998, the transaction is valued at approximately $20.0 million, plus the assumption of EDiX debt. In addition, IDX has agreed to loan EDiX up to $5.0 million, subject to certain conditions, to provide working capital to EDiX prior to the closing. The transaction is not expected to dilute earnings per share in 1999 compared to 1998. After the transaction is complete, it is anticipated that the EDiX organization will operate as EDiX, a division of IDX Systems Corporation.

PART I.  FINANCIAL INFORMATION

Note 4 - Income Taxes

Income taxes for the quarter ended September 30, 1998 were provided at 40% which approximates the Company's statutory tax rate. The provision for income taxes for the nine months ended September 30, 1998 was provided at approximately 43% which is more than the Company's historical statutory rate of 40%. This higher rate is due to a portion of the charges incurred in the first quarter ended March 31, 1998 related to the acquisition of Trego Systems, Inc. which are non-deductible for income tax purposes.


Note 5 - Earnings Per Share Information

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which the Company adopted on December 31, 1997. At that time, the Company changed the method used to compute earnings per share and restated all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The following sets forth the computation of basic and diluted earnings per share:


                                       Three Months Ended    Nine Months Ended
                                           September 30        September 30
                                       1998       1997       1998        1997
                                       ----       ----       ----        ----

Numerator:
   Net income (loss)                   $8,465     $(7,355)   $ 20,973    $1,017
                                       ------     --------   --------    ------
    Numerator for basic and diluted
      earnings (loss) per share        $8,465     $(7,355)   $ 20,973    $1,017

Denominator:
   Denominator for basic earnings
     (loss) per share--
     weighted-average shares           26,427      25,735      26,292    25,607
   Effect of employee stock options       852           -         863       800
                                       ------     -------    --------   -------
     Denominator for diluted earnings
       (loss) per sha                  27,279      25,735      27,155    26,407
                                       ------     -------     -------   -------
Basic earnings (loss) per share        $ 0.32     $ (0.29)    $  0.80   $  0.04
                                       ======     ========    =======   =======
Diluted earnings (loss) per share      $ 0.31     $ (0.29)    $  0.77   $  0.04
                                       ======     ========    =======   =======


Note 6 - Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company reported net income of $8.5 million, or $0.31 per share, for the third quarter of 1998 as compared to net income, excluding nonrecurring expenses for costs associated with the merger of PHAMIS, Inc., of $6.4 million or $0.24 per share, for the third quarter of 1997. Including the merger and related charges, the net loss for the third quarter ended September 30, 1997 was $7.4 million, or $(0.29) per share. For the nine months ended September 30, 1998 the Company reported net income of $21.0 million, or $0.77 per share, as compared to net income of $1.0 million, or $0.04 per share, for the comparable period in 1997. Net income, excluding nonrecurring expenses, for the nine month period ended September 30, 1998 was $24.1 million, or $0.89 per share as compared to net income, exclusive of nonrecurring expenses, of $16.1 million, or $0.61 per share, for the nine months ended September 30, 1997.

This Management's Discussion and Analysis of Financial Conditions and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. Words such as "believes," "may," "plans," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures in the section on page 14 under the caption "Factors Affecting Future Results" consists principally of a discussion of risks which may affect future results and, are thus, in their entirety forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997.

REVENUES
The Company's total revenues increased to $83.4 million during the three months ended September 30, 1998 from $64.6 million in the corresponding period in 1997, an increase of $18.8 million or 29.0%. Revenues from systems sales increased to $46.7 million during the three months ended September 30, 1998 (56.0% of total revenues) from $34.7 million (53.7% of total revenues) in the corresponding period in 1997, an increase of $12.0 million or 34.5%. The increase was primarily due to an increase in installations of certain of the Company's IDXtend, Radiology and GPMS/Zanzibar systems. Revenues from maintenance and service fees increased to $36.7 million during the three months ended September 30, 1998 (44.0% of total revenues) from $29.9 million (46.3% of total revenues) in the corresponding period in 1997, an increase of

PART I.  FINANCIAL INFORMATION

$6.8 million or 22.7%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base.


COST OF SALES
The cost of sales and services increased to $42.4 million during the three months ended September 30, 1998 from $33.6 million in the corresponding period in 1997, an increase of $8.8 million or 26.2%. The gross profit margin on systems sales and services increased to 49.1% during the three months ended September 30, 1998 from 48.0% in the corresponding period in 1997. The increase in gross profit was primarily due to increased installations of the Company's IDXtend, Radiology and GPMS/Zanzibar systems which typically include a greater percentage of software and less services than installations of the Company's earlier systems sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $16.0 million during the three months ended September 30, 1998 from $12.6 million in the corresponding period in 1997, an increase of $3.4 million or 27.9%. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.2% during the three months ended September 30, 1998 from 19.4% in 1997. The increase in total selling, general and administrative expenses during the three months ended September 30, 1998 was principally due to an increase in the Company's sales and marketing staff which management believes is necessary to support the continued growth of the Company.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $12.5 million during the three months ended September 30, 1998 from $9.3 million in the corresponding period in 1997, an increase of $3.2 million or 34.0%. The increase is attributed to an increase in personnel expenses and outside consultants to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses increased to 14.9% during the three months ended September 30, 1998 from 14.4% for the three months ended September 30, 1997. Software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Historically costs incurred during beta site testing have not been material. Although the Company presently expects costs to complete beta site testing in the future to be insignificant, as the Company develops products to operate using other technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become material in future reporting periods.

MERGER AND RELATED COSTS
During the third quarter of 1997, the Company recorded charges of $20.0 million related to the merger with PHAMIS. The charges were comprised of transaction costs of $5.1 million, write-offs and adjustments of $7.4 million of long-lived assets, principally capitalized software development costs and equipment, attributable to the elimination of overlapping products and operations, employee termination and related costs of $2.7 million, and other merger related costs of $4.8 million, principally related to integration costs incurred during the year and the termination of leases and other contractual obligations.

PART I.  FINANCIAL INFORMATION

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES
The Company's total revenues increased to $235.5 million during the nine months ended September 30, 1998 from $181.6 million in the corresponding period in 1997, an increase of $53.9 million or 29.7%. Revenues from systems sales increased to $129.4 million during the nine months ended September 30, 1998 (54.9% of total revenues) from $98.0 million (54.0% of total revenues) in the corresponding period in 1997, an increase of $31.4 million or 32.0%. The increase was primarily due to an increase in installations of certain of the Company's IDXtend, Radiology and GPMS/Zanzibar systems. Revenues from maintenance and service fees increased to $106.1 million during the nine months ended September 30, 1998 (45.1% of total revenues) from $83.6 million (46.0% of total revenues) in the corresponding period in 1997, an increase of $22.5 million or 27.0%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base.

COST OF SALES
The cost of sales and services increased to $120.1 million during the nine months ended September 30, 1998 from $94.6 million in the corresponding period in 1997, an increase of $25.5 million or 26.9%. The gross profit margin on systems sales and services increased to 49.0% during the nine months ended September 30, 1998 from 47.9% in the corresponding period in 1997. The increase in gross profit was primarily due to increased installations of the Company's IDXtend, Radiology and GPMS/Zanzibar systems which typically include a greater percentage of software and less services than installations of the Company's earlier systems sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $44.7 million during the nine months ended September 30, 1998 from $37.8 million in the corresponding period in 1997, an increase of $6.9 million or 18.2%. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.0% during the nine months ended September 30, 1998 from 20.8% in the corresponding period in 1997. The increase in total selling, general and administrative expenses during the nine months ended September 30, 1998 was principally due to an increase in the Company's sales and marketing staff which management believes is necessary to support the continued growth of the Company.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $34.5 million during the nine months ended September 30, 1998 from $26.4 million in the corresponding period in 1997, an increase of $8.1 million or 30.9%. The increase is attributed to an increase in personnel expenses and outside consultants to support the development of additional products for the Company. As a percentage of total revenues, research and development expenses increased to 14.7% during the nine months ended September 30, 1998 from 14.5% in the corresponding period in 1997. Software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized.

PART I.  FINANCIAL INFORMATION

MERGER AND RELATED COSTS
During the third quarter of 1997, the Company recorded charges of $20.0 million related to the merger with PHAMIS. The charges were comprised of transaction costs of $5.1 million, write-offs and adjustments of $7.4 million of long-lived assets, principally capitalized software development costs and equipment, attributable to the elimination of overlapping products and operations, employee termination and related costs of $2.7 million, and other merger related costs of $4.8 million, principally related to integration costs incurred during the year and the termination of leases and other contractual obligations.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
On February 23, 1998, the Company recorded charges of $3.2 million related to the acquisition of contract management technology from Trego Systems, Inc. for cash of $4.0 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare contract management system.

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

SIGNIFICANT AGREEMENT
On September 11, 1998, the Company entered into an agreement to acquire EDiX Corporation ("EDiX"), a provider of medical transcription outsourcing services to hospitals and large physician group practices. The acquisition, which has been approved by the Boards of Directors of each company, is subject to regulatory and shareholder approval. The terms of the agreement provide for the shareholders and optionholders of EDiX to receive between approximately 400,000 and 480,000 shares of IDX common stock, based on an average closing price per share of IDX stock, subject to a downward adjustment under certain conditions. Based on the closing price of the IDX common stock on September 10, 1998, the transaction is valued at approximately $20.0 million, plus the assumption of EDiX debt. In addition, IDX has agreed to loan EDiX up to $5.0 million, subject to certain conditions, to provide working capital to EDiX prior to the closing. The transaction is not expected to dilute earnings per share in 1999 compared to 1998. After the transaction is complete, it is anticipated that the EDiX organization will operate as EDiX, a division of IDX Systems Corporation.

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

PART I.  FINANCIAL INFORMATION

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

Cash flows from financing activities historically relate to purchases of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan. During 1998 other financing activities related to the recapitalization of the real estate affiliate from debt to equity.

Cash, cash equivalents and marketable securities at September 30, 1998 were $128.5 million, an increase from the December 31, 1997 balance of $115.9 million. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate. There were no borrowings as of September 30, 1998 or 1997.

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


INCOME TAXES
Income taxes for the quarter ended September 30, 1998 were provided at 40% which approximates the Company's statutory tax rate. The provision for income taxes for the nine months ended September 30, 1998 was provided at approximately 43% which is more than the Company's historical statutory rate of 40%. This higher rate is due to a portion of the charges incurred in the first quarter ended March 31, 1998 related to the acquisition of Trego Systems, Inc. which are non-deductible for income tax purposes. The Company anticipates an effective tax rate of approximately 43% for the year ending December 31, 1998.

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

YEAR 2000
Software applications that use only two digits to identify a year in the date field may fail or create errors in the year 2000 ("Year 2000 Issues").
The Company believes that Year 2000 Issues will not pose significant operational problems for the Company, and the Company has taken significant steps to address Year 2000 Issues.

The Company's internally-used computer equipment, software and devices with embedded technology--including both information systems and non-information systems (together, "Internal Use Systems")--may fail to operate properly or as expected due to Year 2000 Issues. This could result in a system failure or miscalculations causing disruption of the Company's operations, including among other things, a temporary inability to process transactions, send invoices, conduct communications, or engage in similar normal business activities. In addition, computer software products sold, marketed, and supported by the Company ("Company Software Products") and the products of third parties that are distributed by the Company or others and are necessary for operation of Company Software Products ("Third Party Products"), may fail to operate properly or as expected due to Year 2000 Issues. This could result in system failures or miscalculations causing disruption of customers' operations, including among other things, a temporary inability to process transactions, send invoices, conduct communications, treat patients, or engage in similar normal business activities. Further, products and services used by the Company's customers, but not supplied by the Company, could fail to operate properly or as expected due to Year 2000 Issues. Customers' efforts to plan for such events could result in the deferral by customers of current installations of and plans to purchase Company Software Products. The Company has undertaken various initiatives intended to address Year 2000 Issues with respect to Internal Use Systems, Company Software Products, and Third Party Products. The Company has established working groups whose primary functions are to (i) develop and implement the Company's definition of Year 2000 readiness, (ii) assess Internal Use Systems,

PART I.  FINANCIAL INFORMATION


Third Party Products and Company Software Products for Year 2000 Issues, (iii) monitor development, testing and remediation efforts with respect to Company Software Products, (iv) monitor testing of Company Software Products and Third Party Products, (v) review customer preparations to implement Year 2000 releases of Company Software Products, (vi) monitor and coordinate the Company's deployment plans and results with respect to Year 2000 releases of Company Software Products, (vii) monitor and coordinate contingency plans with respect to Internal Use Systems, Company Software Products and Third Party Products, and
(viii) provide centralization, accuracy and consistency of the Company's communications regarding Year 2000 Issues.

The Company has engaged independent experts to assist in all of its efforts with respect to Year 2000 Issues. The Company has not employed such experts to independently evaluate and validate such efforts as of this time.

Based upon the Company's assessment efforts to date, the Company believes that certain Internal Use Systems will require replacement or modification. In addition, in the ordinary course of replacing and upgrading Internal Use Systems, the Company attempts to obtain replacements that it believes will not fail or operate unexpectedly as a result of Year 2000 Issues or be Year 2000 compliant. The Company is currently engaged in but has not completed contingency planning to address personnel, resource and technical Year 2000 Issues relating to foreseeable scenarios that develop despite its current and planned remediation efforts. The Company expects that its assessment, remediation, testing, deployment, and contingency planning efforts with respect to Internal Use Systems will be completed by December 31, 1998 and that actual testing, remediation and deployment will be completed by September 30, 1999. The Company estimates that as of September 30, 1998 it had completed 40% of its efforts in connection with Year 2000 Issues relating to its Internal Use Systems. The projects comprising the remaining 60% of such efforts are in process and are expected to be substantially completed on or about September 30, 1999.

The Company has mailed letters or otherwise communicated with many of its significant vendors of Internal Use Systems and related service providers to determine the extent to which Year 2000 Issues affect products and services of such vendors and providers. As of September 30, 1998, the Company had received responses from approximately 30% of such third parties, and 75% of these companies have provided written assurances that they expect to address all their significant Year 2000 Issues on a timely basis. The Company is engaged in but has not completed efforts to communicate with other vendors and service providers involved in its Internal Use Systems to request more responses to its communications and to verify the responses received. Due to uncertainties associated with vendors and service providers, the Company is unable to predict whether Year 2000 Issues involved in its Internal Use Systems will have a material adverse effect on the Company's business, results of operations, or financial condition, despite the Company's current assessment to the contrary.

PART I.  FINANCIAL INFORMATION


The Company works closely with vendors of Third Party Products and has communicated with them to determine the extent to which their products and services are or will be Year 2000 compliant. In addition, the Company is testing or plans to test Year 2000 releases of certain Third Party Products. Based upon its current assessment, the Company believes it has received adequate assurances that Third Party Product vendors expect to address all their significant Year 2000 Issues on a timely basis. Due to uncertainties associated with Third Party Product vendors, the Company is unable to predict whether a material adverse effect on business, results of operations, or financial condition may result from Year 2000 Issues related to Third Party Products, despite the Company's current assessment to the contrary.

The Company began development of Year 2000 versions of some Company Software Products in 1997 and continues to progress through development cycles with respect to some Company Software Products. The Company began deploying Year 2000 releases of Company Software Products in 1998 and expects to complete deployment of such releases during the second half of 1999. The Company continues to test and monitor performance of Year 2000 releases of Company Software Products in customer environments. The Company expects to deliver and deploy maintenance releases of Company Software Products in the ordinary course of business to remediate any Year 2000 Issues as identified during and after deployment of Year 2000 releases of Company Software Products. Based on the Company's assessment, the Company believes continuing efforts will be required to assist customers in deploying and testing Year 2000 releases of Company Software Products in their unique environments. The Company expects an increase in service and support effort levels as the Year 2000 approaches.

The Company develops, markets and supports many different products, and the amount of effort applied with respect to individual products varies from product to product. The Company estimates that as of October 31, 1998 it had completed approximately 80% of the development efforts relating to Year 2000 versions of all of the Company Software Products. The projects comprising the remaining 20% of these efforts are in process and expected to be substantially completed in the first half of 1999. The Company estimates that as of October 31, 1998 it had completed approximately 26% of the deployment efforts relating to Year 2000 versions of all Company Software Products. The projects comprising the remaining 74% of these efforts are in process and are expected to be substantially completed in the first half of 1999, but the Company expects to continue efforts to remediate and maintain Year 2000 versions of Company Software Products in customer environments and to support customers' efforts relating to Year 2000 Issues through the early part of 2000.

The Company is currently engaged in but has not completed contingency planning to address personnel, resource, technical and communication issues relating to its service and remediation efforts. The Company expects that its development, remediation, testing, deployment and contingency planning efforts with respect to Company Software Products will continue up to and beyond December 31, 1999, but expects the level of development, testing and deployment will decrease in the second half of 1999.

PART I.  FINANCIAL INFORMATION


The Company has begun, but not yet completed, a comprehensive analysis of the operational, business and financial problems (including possible loss of revenue), if any, that would be reasonably likely to result from the impact of unresolved Year 2000 Issues, including possible (i) failure by the Company and vendors of Third Party Products to complete efforts to avoid or minimize Year 2000 Issues on a timely basis, (ii) failure of Customers to be ready to or cooperate in the deployment of Year 2000 versions of Company Software Products and Third Party Products on a timely basis, and (iii) deferral by customers of current installations and prospective purchase decisions with respect to Company Software Products. The Company has not yet completed its contingency plans relating to Year 2000 scenarios it deems sufficiently probable to merit contingency planning. The Company currently plans to complete the initial phase of such analysis and contingency planning by December 31, 1998, with more detailed planning expected to be completed during the first half of 1999.

The Company believes that the cost of its Year 2000 Issue identification, assessment, remediation, testing, and contingency planning efforts will be approximately $19.6 million, of which approximately $6.1 million relates to Internal Use Systems and $13.5 million relates to Company Software Products. Because the Company develops, markets, and supports many different products, and the amount of effort applied with respect to individual products varies from product to product. All expenditures to fund Year 2000 Issue efforts have been and will continue to be funded from operating expenditures for fiscal years1997 through early 2000, except for $.7 million, which is expected to be incurred and capitalized in 1999. As of September 30, 1998, the Company had incurred approximately $7 million related to its Year 2000 Issue assessment, remediation, testing, and contingency planning efforts identification, which is approximately 36% of the total projected costs of such efforts. Of the amount of costs incurred to date, approximately $.9 million relates to Internal Use Systems, which is approximately 14% of the total of estimated costs for such efforts, and $6.1 million relates to Company Software Products, which is approximately 45% of the total of estimated costs for such efforts.

The Company presently believes that Year 2000 Issues will not pose significant operational problems for the Company. However, unless all material Year 2000 Issues are timely and properly identified, assessed, and remediated, and unless adequate contingency plans are properly formulated with respect to Year 2000 Issues, the Year 2000 Issue may materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, vendors or others.

The costs, timing and scheduling of deployment and installation of Year 2000 versions of Company Software Products and Third Party Products, as well as the ability of the Company to assist customers in the installation of Company Software Products, will depend in part on the readiness, ability and cooperation of customers and their suppliers. Due to uncertainties associated with customers' readiness, cooperation and sources of products and services, there can be no assurance that Year 2000 Issues will not materially adversely effect the Company's business, results of operations, or financial condition, or adversely affect the Company's relationships with customers, vendors or others.

PART I.  FINANCIAL INFORMATION


Some customers and prospects of the Company operate in complex computing environments that include products and services not supplied by the Company. The costs, timing and scheduling by customers of work related to Year 2000 Issues involving such products and services may cause some customers and prospects to defer current projects or prospective purchase decisions regarding Company Software Products. If Year 2000 Issues cause customers and prospects to defer current projects or prospective purchase decisions, the Company's financial, business and operational goals may be deferred or may not be realized at all, with the result that the Company's business, results of operations, or financial condition could be materially adversely affected. Due to uncertainties associated with customers and prospects, there can be no assurance that Year 2000 Issues will not materially adversely effect the Company's business, results of operations, or financial condition or adversely affect the Company's relationships with customers, vendors or others.

The costs of the Company's Year 2000 identification, assessment, remediation, testing, deployment and contingency planning efforts, and the dates on which the Company believes it will complete such efforts, are based upon management's current best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability of and cost of personnel trained in Year 2000 Issues, the ability to correctly and effectively identify, assess, remediate, and test all relevant computer codes, equipment, and embedded technology, and similar uncertainties, the ability of the Company to timely install and deploy Year 2000 releases of Company Software Products, a failure of the Company to provide, obtain or make available adequate resources to assist customers in installing Year 2000 releases of Company Software Products and Third Party Products. As a result of any of such factors alone or in combination, the Company may experience an increase in warranty and other claims. In addition, since there is no uniform definition of "compliance with Year 2000," and since the Company sells a myriad of different combinations of products and services under varying contractual terms, the Company is not able to assess or estimate the possible impact of such possible claims. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs relate to claims by third parties related to Year 2000 Issues.

PART I.  FINANCIAL INFORMATION



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

The Company is engaged in the business of developing, marketing and supporting computer software to its customers ("Company Software Products"). The Company also distributes products necessary for operation of Company Software Products and such products are sometimes obtained by customers of the Company from other sources ("Third Party Products"). Software that uses only two digits to identify a year in the date field may fail or create errors in the year 2000 ("Year 2000 Issues"). The impact of unresolved Year 2000 Issues, including possible (i) failure by the Company and vendors of Third Party Products to complete efforts to avoid or minimize Year 2000 Issues on a timely basis, (ii) failure of Customers to be ready to or cooperate in the deployment of Year 2000 versions of Company Software Products and Third Party Products on a timely basis, and (iii) deferral by customers of current installations and prospective purchase decisions with respect to Company Software Products may materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, vendors or others. Unless all material Year 2000 Issues involving the company's computer software products are timely and properly identified, assessed, and remediated, and unless adequate contingency plans are properly formulated with respect to Year 2000 Issues, the Year 2000 Issue may materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, vendors or others.

PART I.  FINANCIAL INFORMATION

The costs, timing and scheduling of deployment and installation of Year 2000 versions of Company Software Products and Third Party Products, as well as the ability of the Company to assist customers in the installation of Company Software Products, will depend in part on the readiness, ability and cooperation of customers and their suppliers. Due to uncertainties associated with customers' readiness, cooperation and sources of products and services, there can be no assurance that Year 2000 Issues will not materially adversely effect the Company's business, results of operations, or financial condition, or adversely affect the Company's relationships with customers, vendors or others.

Some customers and prospects of the Company operate in complex computing environments that include products and services not supplied by the Company. The costs, timing and scheduling by customers of work related to Year 2000 Issues involving such products and services may cause some customers and prospects to defer current projects or prospective purchase decisions regarding Company Software Products. If Year 2000 Issues cause customers and prospects to defer current projects or prospective purchase decisions, the Company's financial, business and operational goals may be deferred or may not be realized at all, with the result that the Company's business, results of operations, or financial condition could be materially adversely affected. Due to uncertainties associated with customers and prospects, there can be no assurance that Year 2000 Issues will not materially adversely effect the Company's business, results of operations, or financial condition or adversely affect the Company's relationships with customers, vendors or others.

The costs of the Company's Year 2000 identification, assessment, remediation, testing, deployment and contingency planning efforts, and the dates on which the Company believes it will complete such efforts, are based upon management's current best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability of and cost of personnel trained in Year 2000 Issues, the ability to correctly and effectively identify, assess, remediate, and test all relevant computer codes, equipment, and embedded technology, and similar uncertainties, the ability of the Company to timely install and deploy Year 2000 releases of Company Software Products, a failure of the Company to provide, obtain or make available adequate resources to assist customers in installing Year 2000 releases of Company Software Products and Third Party Products. As a result of any of such factors alone or in combination, the Company may experience an increase in warranty and other claims. In addition, since there is no uniform definition of "compliance with Year 2000," and since the Company sells a myriad of different combinations of products and services under varying contractual terms, the Company is not able to assess or estimate the possible impact of such possible claims. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs relate to claims by third parties related to Year 2000 Issues.

PART I.  FINANCIAL INFORMATION

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

PART I.  FINANCIAL INFORMATION


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

(b) On September 16, 1998, the Company filed a report on Form 8-K, reporting an Agreement and Plan of Merger dated as of September 11, 1998 with EDiX Corporation.

No financial statements were filed with such report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 IDX SYSTEMS CORPORATION


Date: November 13, 1998                          By: /s/ John A. Kane
                                                -------------------------------
                                                 John A. Kane,
                                                 Vice President, Finance and
                                                 Administration, Chief Financial
                                                 Officer and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                  Exhibit Index
                                  -------------

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:



Exhibit No.       Description                                             Page
-----------       -----------                                             ----

10A               Agreement and Plan of Merger among IDX Systems
                  Corporation, Underwood Acquisition Corporation
                  and EDiX Corporation dated September 11, 1998.           26

27                Financial Data Schedule                                  94


                                                                   EXHIBIT 10A



                          AGREEMENT AND PLAN OF MERGER



                                      AMONG



                            IDX SYSTEMS CORPORATION,


                           UNDERWOOD ACQUISITION CORP.



                                       AND



                                EDiX CORPORATION







                               September 11, 1998

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

ARTICLE I - THE MERGER....................................................... 1
   1.1. The Merger........................................................... 1
   1.2. The Closing.......................................................... 1
   1.3. Actions at the Closing............................................... 2
   1.4. Additional Action.................................................... 2
   1.5. Conversion of Shares................................................. 2
   1.6. Dissenting Shares.................................................... 5
   1.7. Fractional Shares.................................................... 6
   1.8. Escrow............................................................... 6
   1.9. Post-Closing Balance Sheet........................................... 7
   1.10. Options and Warrants................................................ 7
   1.11. Indemnification Representative...................................... 8
   1.12. Certificate of Incorporation........................................10
   1.13. By-laws.............................................................10
   1.14. Directors and Officers..............................................10
   1.15. No Further Rights...................................................10
   1.16. Closing of Transfer Books...........................................10
   1.17. Tax-Free Reorganization.............................................10
   1.18. Accounting Treatment................................................11

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF THE COMPANY...................11
   2.1. Organization, Qualification and Corporate Power......................11
   2.2. Capitalization.......................................................11
   2.3. Authorization of Transaction.........................................12
   2.4. Noncontravention.....................................................12
   2.5. Subsidiaries.........................................................13
   2.6. Financial Statements.................................................15
   2.7. Absence of Certain Changes...........................................15
   2.8. Undisclosed Liabilities..............................................15
   2.9. Tax Matters..........................................................16
   2.10. Assets..............................................................18
   2.11. Owned Real Property.................................................18
   2.12. Intellectual Property...............................................18
   2.13. Inventory...........................................................21
   2.14. Real Property Leases................................................21
   2.15. Contracts...........................................................22
   2.16. Accounts Receivable.................................................25
   2.17. Powers of Attorney..................................................25


                                                                           Page
                                                                           ----
   2.18. Insurance...........................................................25
   2.19. Litigation..........................................................26
   2.20. Warranty............................................................26
   2.21. Employees...........................................................26
   2.22. Employee Benefits...................................................27
   2.23. Environmental Matters...............................................29
   2.24. Legal Compliance....................................................31
   2.25. Permits.............................................................31
   2.26. Certain Business Relationships With Affiliates......................31
   2.27. Brokers' Fees.......................................................31
   2.28. Books and Records...................................................32
   2.29. Customers and Suppliers.............................................32
   2.30. Pooling.............................................................32
   2.31. Company Action......................................................32
   2.32. Prepayments, Prebilled Invoices and Deposits........................33
   2.33. Banking Facilities. ................................................33
   2.34. Year 2000...........................................................34
   2.35. Disclosure..........................................................34
   2.36. Information in Registration Statement...............................34

ARTICLE III -  REPRESENTATIONS AND WARRANTIES OF THE BUYER AND THE TRANSITORY
               SUBSIDIARY....................................................35
   3.1. Organization.........................................................35
   3.2. Capitalization.......................................................35
   3.3. Authorization of Transaction.........................................35
   3.4. Noncontravention.....................................................36
   3.5. Reports and Financial Statements.....................................36
   3.6. Brokers' Fees........................................................37
   3.7. Legality of Merger Shares............................................37
   3.8. Disclosure...........................................................37

ARTICLE IV - COVENANTS.......................................................37
   4.1. Best Efforts.........................................................37
   4.2. Notices and Consents.................................................37
   4.3. Registration; Special Meeting; Other Actions.........................38
   4.4. Operation of Business................................................39
   4.5. Full Access..........................................................41
   4.6. Notice of Breaches...................................................41
   4.7. Exclusivity..........................................................42
   4.8. Agreements from Certain Affiliates of the Company....................42
   4.9. Monthly Financial Statements.........................................42
   4.10. Nasdaq National Market..............................................42


                                                                           Page
                                                                           ----
   4.11. Blue Sky Approvals..................................................43
   4.12. Hart-Scott-Rodino Act...............................................43
   4.13. Pooling Accounting..................................................43
   4.14. Indemnification of Company Officers and Directors...................43
   4.15. Resolution of Computer Issue........................................43

ARTICLE V - CONDITIONS TO CONSUMMATION OF MERGER.............................44
   5.1. Conditions to Each Party's Obligations...............................44
   5.2. Conditions to Obligations of the Buyer and the Transitory Subsidiary.45
   5.3. Conditions to Obligations of the Company.............................47

ARTICLE VI - INDEMNIFICATION.................................................48
   6.1. Indemnification......................................................48
   6.2. Method of Asserting Claims...........................................49
   6.3. Survival.............................................................50
   6.4. Limitations..........................................................51

ARTICLE VII - TAX MATTERS....................................................52
   7.1. Preparation and Filing of Tax Returns................................52
   7.2. Tax Indemnification by the Company Stockholders......................52
   7.3. Allocation of Certain Taxes..........................................53
   7.4. [Intentionally omitted]..............................................53
   7.5. Cooperation on Tax Matters...........................................53
   7.6. Termination of Tax-Sharing Agreements................................53

ARTICLE VIII - TERMINATION...................................................54
   8.1. Termination of Agreement.............................................54
   8.2. Effect of Termination................................................55
   8.3. Termination Fees.....................................................55

ARTICLE IX - DEFINITIONS.....................................................56

ARTICLE X - MISCELLANEOUS....................................................58
   10.1. Press Releases and Announcements....................................59
   10.2. No Third Party Beneficiaries........................................59
   10.3. Entire Agreement....................................................59
   10.4. Succession and Assignment...........................................59
   10.5. Counterparts........................................................59
   10.6. Headings............................................................60
   10.7. Notices.............................................................60
   10.8. Governing Law.......................................................61


                                                                           Page
                                                                           ----
   10.9. Amendments and Waivers..............................................61
   10.10. Severability.......................................................61
   10.11. Expenses...........................................................61
   10.12. Specific Performance...............................................62
   10.13. Submission to Jurisdiction.........................................62
   10.14. Construction.......................................................62
   10.15. Incorporation of Exhibits and Schedules............................62




Exhibits

Exhibit A - Escrow Agreement
Exhibit B - Affiliate's Agreement
Exhibit C - Form of  Opinion  of  Counsel  to the  Company
Exhibit D - Form of Opinion of General Counsel to the Buyer
Exhibit E - Form of Closing Certificate of the Buyer and the Transitory
            Subsidiary

                          AGREEMENT AND PLAN OF MERGER


         Agreement and Plan of Merger entered into as of September 11, 1998 by and among IDX Systems Corporation, a Vermont corporation (the "Buyer"),
Underwood Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of the Buyer (the "Transitory Subsidiary"), and EDiX Corporation, a Delaware corporation (the "Company"). The Buyer, the Transitory Subsidiary and the Company are referred to collectively herein as the "Parties."

         This Agreement contemplates a merger of the Transitory Subsidiary into the Company. In such merger, the stockholders of the Company will receive capital stock of the Buyer in exchange for their capital stock of the Company. This Agreement contemplates a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"). It is intended that the merger shall be accounted for on a pooling of interests basis.

         Now, therefore, in consideration of the representations, warranties and covenants herein contained, the Parties agree as follows.


                                   Article I


                                   THE MERGER

1.1. THE MERGER. Upon and subject to the terms and conditions of this Agreement, the Transitory Subsidiary shall merge with and into the Company (with such merger referred to herein as the "Merger") at the Effective Time (as defined below). From and after the Effective Time, the separate corporate existence of the Transitory Subsidiary shall cease and the Company shall continue as the surviving corporation in the Merger (the "Surviving Corporation"). The "Effective Time" shall be the time at which the Company and the Transitory Subsidiary file the certificate of merger or other appropriate documents prepared and executed in accordance with the relevant provisions of the Delaware General Corporation Law (the "Certificate of Merger") with the Secretary of State. The Merger shall have the effects set forth in Section 251 of the Delaware General Corporation Law.

1.2. THE CLOSING. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Hale and Dorr LLP, 60 State Street, Boston, Massachusetts, commencing at 9:00 a.m. local time on January 30, 1999, or, if all of the conditions to the obligations of the Parties to consummate  the  transactions  contemplated  hereby have not been  satisfied  or waived  by  such  date,  on  such  mutually  agreeable  later  date  as  soon as practicable after the satisfaction or waiver of all conditions to the obligations of the Parties to consummate the transactions contemplated hereby (the "Closing Date").

1.3. ACTIONS AT THE CLOSING. At the Closing, (a) the Company shall deliver to the Buyer and the Transitory Subsidiary the various certificates, instruments and documents referred to in Section 5.2, (b) the Buyer and the Transitory Subsidiary shall deliver to the Company the various certificates, instruments and documents referred to in Section 5.3, (c) the Company and the Transitory Subsidiary shall file with the Secretary of State of the State of Delaware the Certificate of Merger, (d) each of the Company Stockholders (as defined below) shall deliver to the Buyer the certificates ("Certificates") representing his, her or its Company Shares (as defined below), (e) the Buyer shall deliver to the Indemnification Representative (as defined below), for distribution to the Company Stockholders, certificates for the Initial Shares (as defined below) in accordance with Section 1.5 and (f) the Buyer, the Indemnification Representative and the Escrow Agent (as defined therein) shall execute and deliver the Escrow Agreement attached hereto as EXHIBIT A (the "Escrow Agreement") and the Buyer shall deliver to the Escrow Agent a certificate for the Escrow Shares (as defined below) being placed in escrow on the Closing Date pursuant to Section 1.8.

1.4. ADDITIONAL ACTION. The Surviving Corporation may, at any time after the Effective Time, take any action, including executing and delivering any document, in the name and on behalf of either the Company or the Transitory Subsidiary, in order to consummate the transactions contemplated by this Agreement.

1.5.  CONVERSION OF SHARES.

(a) Immediately prior to the Effective Times each issued and outstanding share of Series A-1 Preferred Stock of the Company shall be converted into one share of Common Stock of the Company. The Common Stock and the Series A-1 Preferred Stock are collectively referred to herein as the ("Company Shares").

(b) At the Effective Time, by virtue of the Merger and without any action on the part of any Party or the holder of any of the following securities (each, a "Company Stockholder"):

(i)Each share of Common Stock of the Company (other than Company Shares owned beneficially by the Buyer or the Transitory Subsidiary, Dissenting Shares (as defined below) and Company Shares held in the Company's treasury) shall be converted into and represent the right to receive (subject to the provisions of Section 1.8) such number of shares of common stock, $.01 par value per share, of the Buyer ("Buyer Common Stock") as is equal to the Conversion Ratio. The "Conversion Ratio" shall be the result obtained by (A) dividing $19,930,000 (as such amount may be adjusted pursuant to subparagraph vii below, the "Purchase Price"), by the average of the closing sale prices per share of Buyer Common Stock on the five consecutive trading days ending three business days before the Closing (the "Buyer Stock Price"), (B) then multiplying such quotient (the "Clause A Quotient") by

(i) the number of Company Shares issued and outstanding immediately prior to the Closing divided by (ii) the sum of (x) the number of Company Shares issued and outstanding immediately prior to the Closing, (y) the number of Company Shares issuable upon the exercise of Options (as defined below), and (z) the number of Company Shares issuable upon the exercise of Warrants (as defined below), whether vested or unvested or subject to repurchase by the Company following such exercise, and (C) then dividing such quotient (the "Clause B Quotient") by the number of Company Shares issued and outstanding immediately prior to the Closing. For example, if the Buyer Stock Price is $48.00, the number of outstanding Company Shares is 150, the number of shares issuable upon exercise of outstanding Options is 30, the number of shares issuable upon the exercise of outstanding Warrants is 20, then the Conversion Ratio would be computed as follows: (A) $19,930,000 / $48.00 = 415,208; (B) 415,208 x 150/[150 + 30 + 20] =
311,406; (C) 311,406 / 150 = 2,076 shares of Buyer Common Stock for each one Company Share. The Conversion Ratio shall be subject to equitable adjustment in the event of any stock split, stock dividend, reverse stock split or similar event (each, a "Recapitalization") affecting the Buyer Common Stock between the date of this Agreement and the Effective Time.

(ii) Each outstanding grant of Options, whether vested or unvested, shall be exchanged into and collectively represent the right to receive (subject to the provisions of Section 1.8) such number of shares of Buyer Common Stock as is equal to the number obtained by (A) subtracting the Clause B Quotient from the Clause A Quotient, (B) multiplying the resulting number by (X) the total number of Options divided by (Y) the total number of Options and Warrants, (C) multiplying the resulting number by (X) the number of Options in such Option grant divided by (Y) the total number of Options, and (D) multiplying the resulting number by the number that is determined to represent the appropriate adjustment to reflect the present fair market value of such Option grant, taking into consideration the exercise price, vesting schedule and other appropriate factors (it being understood that certain grants of Options may have a fair market value of zero and accordingly shall not be entitled to receive any Merger Shares (as defined below)) (such number of shares, the "Option Shares"). For purposes of determining the pro rata allocation of the Option Shares to each holder of a Option that is part of an Option grant, the numerator shall be the number of Options held by such holder and the denominator shall be the total number of Options in such Option grant as set forth on Section 1.10(a) of the Disclosure Schedule. For example, if the Buyer Stock Price is $48.00, the number of outstanding Company Shares is 150, the number of Company Shares issuable upon outstanding Options is 30, the number of shares issuable upon the exercise of outstanding Warrants is 20, and the appropriate present fair market value adjustment discount for the Options to acquire two Company Shares granted on a particular date is 60% (.6), then the number of shares of Buyer Common Stock would be computed as follows: (A) 415,208 - 311,406 = 103,802; (B) 103,802 x
30/30 + 20 = 62,281; (C) 62,281 x 2/30 = 4,152; (D) 4,152 x .6 = 2,491 shares of
Buyer Common

Stock would be given in exchange for all of the outstanding Options granted on such date to acquire two Company Shares.

(iii) Holders of the Company Shares shall be entitled to receive immediately 90% of the shares of Buyer Common Stock into which their Company Shares were converted pursuant to Section 1.5(b)(i) (the "Stockholder Initial Shares"), and the remaining 10% of the shares of Buyer Common Stock into which Company Shares were converted pursuant to Section 1.5(b)(i) (the "Stockholder Escrow Shares") shall be deposited in escrow pursuant to Section 1.8 hereof and shall be held and disposed of in accordance with the terms of the Escrow Agreement. Holders of Options shall be entitled to receive immediately 90% of the Option Shares (the "Optionholder Initial Shares"), and the remaining 10% of the Option Shares (the "Optionholder Escrow Shares") shall be deposited into escrow pursuant to Section
1.8 hereof and shall be held and disposed of in accordance with the terms of the Escrow Agreement. The Stockholder Initial Shares and the Optionholder Initial Shares shall together be referred to herein as the "Initial Shares." The Stockholder Escrow Shares and the Optionholder Escrow Shares shall together be referred to herein as the "Escrow Shares." The Initial Shares and the Escrow Shares shall together be referred to as the "Merger Shares."

(iv) Notwithstanding the foregoing, if the Buyer Stock Price is greater than $48.00 per share (subject to equitable adjustment in the event of any Recapitalization) the Buyer shall issue such number of Merger Shares as is equal to the Purchase Price divided by $48.00 (subject to adjustment in the event of a Recapitalization) which amount of Merger Shares shall be used for calculating the respective amounts due the holders of Company Shares and the holders of Options for the purpose of determining the Clause A Quotient in Section 1.5(b)(i) and Section 1.5(b)(ii) above.

(v) Further notwithstanding the foregoing, to the extent that the Buyer Stock Price is between $35.00 and $40.00 per share (subject to equitable adjustment in the event of any Recapitalization) the Buyer shall issue a maximum of such number of Merger Shares as is equal to the Purchase Price divided by $40.00
(subject to adjustment in the event of a Recapitalization) which amount of Merger Shares shall be used for calculating the respective amounts due to the holders of Company Shares and the holders of Options for the purpose of determining the Clause A Quotient in Section 1.5(b)(i) and Section 1.5(b)(ii) above.

(vi) Further notwithstanding the foregoing, the Buyer shall have the right to terminate this Agreement pursuant to Section 8.1 if the Buyer Stock Price is less than $35.00 per share (subject to equitable adjustment in the event of any Recapitalization).

(vii) Further notwithstanding the foregoing, the Purchase Price to be delivered at the Closing shall be reduced dollar for dollar by the aggregate amount of any and all expenses, liabilities or damages incurred by the Company or any Subsidiary in connection with the resolution of, or in any way related to, the Computer Issue (as such term is defined in Section 2.12 of the Disclosure Schedule) on or prior to the Closing Date (such amount the "Computer Expenses") as evidenced by the Computer Certificate (as defined below) to be delivered by the Company to the Buyer at least three days before the Closing (the "Purchase Price Adjustment Closing Certificate"). The Company and the Subsidiaries shall not incur Computer Expenses in excess of the amount set forth in the Purchase Price Adjustment Closing Certificate, and any Computer Expenses incurred by the Company and the Subsidiaries in excess of such amounts shall be recovered by the Buyer pursuant to the Escrow Agreement without regard to the provisions of the first sentence of Section 6.4(a).

(c) Each Company Share held in the Company's treasury immediately prior to the Effective Time and each Company Share owned beneficially by the Buyer or the Transitory Subsidiary shall be cancelled and retired without payment of any consideration therefor.

(d) Each share of common stock, $.01 par value per share, of the Transitory Subsidiary issued and outstanding immediately prior to the Effective Time shall be converted into and thereafter evidence one share of common stock, $.01 par value per share, of the Surviving Corporation.

1.6. DISSENTING SHARES.


(a) For purposes of this Agreement, "Dissenting Shares" means Company Shares held as of the Effective Time by a Company Stockholder who has not voted such Company Shares in favor of the adoption of this Agreement and the Merger and with respect to which appraisal shall have been duly demanded and perfected in accordance with Section 262 of the Delaware General Corporation Law and not effectively withdrawn or forfeited prior to the Effective Time. Dissenting Shares shall not be converted into or represent the right to receive Merger Shares, unless such Company Stockholder shall have forfeited his or her right to appraisal under the Delaware General Corporation Law or withdrawn, with the consent of the Company, his or her demand for appraisal. If such Company Stockholder has so forfeited or withdrawn his or her right to appraisal of Dissenting Shares, then (i) as of the occurrence of such event, such holder's Dissenting Shares shall cease to be Dissenting Shares and shall be converted into and represent the right to receive the Merger Shares issuable in respect of such Company Shares pursuant to Section 1.5(b), and (ii) promptly following the occurrence of such event, the Buyer shall deliver to such Company Stockholder a certificate representing 90% of the Merger Shares to which such holder is entitled pursuant to Section 1.5(b) (which shares shall be considered Initial Shares for all purposes of this Agreement) and shall deliver to the Escrow Agent a certificate representing 10% of the Merger Shares to which such holder is entitled pursuant to Section 1.5(b) (which shares shall be considered Escrow Shares for all purposes of this Agreement).

(b) The Company shall give the Buyer (i) prompt notice of any written demands for appraisal of any Company Shares, withdrawals of such demands, and any other instruments that relate to such demands received by the Company and (ii) the opportunity to direct all negotiations and proceedings with respect to demands for appraisal under the Delaware General Corporation Law. The Company shall not, except with the prior written consent of the Buyer, make any payment with respect to any demands for appraisal of Company Shares or offer to settle or settle any such demands.

1.7. FRACTIONAL SHARES. No certificates or scrip representing fractional Initial Shares shall be issued to former Company Stockholders upon the surrender for exchange of Certificates, and such former Company Stockholders shall not be entitled to any voting rights, rights to receive any dividends or distributions or other rights as a stockholder of the Buyer with respect to any fractional Initial Shares that would otherwise be issued to such former Company Stockholders. In lieu of any fractional Initial Shares that would otherwise be issued, each former Company Stockholder that would have been entitled to receive a fractional Initial Share shall, upon proper surrender of such person's
Certificates, receive such whole number of Initial Shares as is equal to the precise number of Initial Shares to which such person would be entitled, rounded down to the nearest whole number.

1.8. ESCROW.

(a) On the Closing Date, the Buyer shall deliver to the Escrow Agent a certificate (issued in the name of the Escrow Agent or its nominee) representing the Escrow Shares, as described in Section 1.5(b), for the purpose of securing the indemnification obligations of the Company Stockholders set forth in this Agreement. The Escrow Shares shall be held by the Escrow Agent under the Escrow Agreement pursuant to the terms thereof. The Escrow Shares shall be held as a trust fund and shall not be subject to any lien, attachment, trustee process or any other judicial process of any creditor of any party, and shall be held and disbursed solely for the purposes and in accordance with the terms of the Escrow Agreement.

(b) The adoption of this Agreement and the approval of the Merger by the Company Stockholders shall constitute approval of the Escrow Agreement and of all of the arrangements relating thereto, including without limitation the placement of the Escrow Shares in escrow and the appointment of the Indemnification Representative.

1.9. POST-CLOSING BALANCE SHEET. Not later than 30 calendar days after the Closing Date, the Indemnification Representative shall deliver to the Buyer a balance sheet of the Company as of the Closing Date (the "Closing Balance Sheet"). The Closing Balance Sheet shall be prepared in accordance with United States generally accepted accounting principles ("GAAP") applied consistently with the Company's past practices (to the extent such past practices are consistent with GAAP), as the case may be, subject to the adjustments set forth in this Section 1.9 (which shall be in addition to and not in lieu of those required by GAAP) and shall be certified by the Company's Chief Financial Officer.

1.10. OPTIONS AND WARRANTS.

(a) (i) As of the Effective Time, all options to purchase Company Shares issued by the Company pursuant to the stock option agreements set forth on Section 1.10(a) of the Disclosure Schedule (as defined below) ("Options"), whether vested or unvested, shall be exchanged into and represent the right to receive (subject to the provisions of Section 1.8) such number of shares of Buyer Common Stock as is equal to the holder of such Option's pro rata share of the consideration determined pursuant to Section 1.5(b)(ii). Section 1.10(a) of the Disclosure Schedule shall indicate the date of grant of each Option, the vesting schedule and the exercise price.

(ii) As of the Effective Time, each Warrant (as defined below) outstanding at the Effective Time, shall be assumed by the Buyer. Immediately after the Effective Time, each Warrant outstanding immediately prior to the Effective Time shall be deemed to constitute a warrant to acquire, on the same terms and conditions as were applicable under such Warrant at the Effective Time, such number of shares of Buyer Common Stock as is equal to the number of Company Shares subject to the unexercised portion of such Warrant multiplied by the Conversion Ratio (with any fraction resulting from such multiplication to be rounded down to the next lowest whole number). The exercise price per share of each such assumed Warrant shall be equal to the exercise price of such Warrant immediately prior to the Effective Time, divided by the Conversion Ratio (with any fraction of a cent resulting from such division to be rounded up to the next highest whole cent). The term, exercisability, vesting schedule, repurchase provisions and all of the other terms of the Warrants shall otherwise remain unchanged.

(b) The Company shall cause the exercise prior to the Closing Date or the termination in accordance with the terms of the Agreement, as of the Effective Time, of any warrants, contingent obligations, options or other rights to purchase Company Shares other than the Options (collectively referred to as the "Warrants") which remain unexercised, all of which are set forth in Section 1.10(b) of the Disclosure Schedule.

(c) The Company has obtained a written consent from each of the following holders of Options to the amendment to waive the accelerated vesting under such
Option:

            Lisa Ayala; Gene Barduson; Vincent Estrada; Andrew Putterbaugh, Joseph Grane; Armando Jackson; John Bonsee; David Blue; Connie Symes; Laura Fackreli; Kathleen Johnson; Lynn Runyan; Len Shaw; Michael Kimball; Doug Murray; and Bonnie Sullivan.

(d) The Company shall use its best efforts to obtain, prior to the Closing, the consent from each holder of an Option or a Warrant to the amendment or exercise of such Option or Warrant pursuant to this Section 1.10, and in the case of holders of Options, the consent to be bound by the provisions of this Agreement and the Escrow Agreement.

1.11. INDEMNIFICATION REPRESENTATIVE.


(a) In order to efficiently administer the transactions contemplated hereby, including (i) the waiver of any condition to the obligations of the Company Stockholders to consummate the transactions contemplated hereby, (ii) the preparation of the Closing Balance Sheet, (iii) the defense and/or settlement of any claims for which the Company Stockholders may be required to indemnify the Buyer and/or the Company pursuant to the Escrow Agreement, Article VI and
Article VII, below, the Company Stockholders hereby designate Joel D. Liffmann as their representative (the "Indemnification Representative").

(b) The Company Stockholders hereby authorize the Indemnification Representative
(i) to take all action necessary in connection with the waiver of any condition to the obligations of the Company Stockholders to consummate the transactions contemplated hereby, or the defense and/or settlement of any claims for which the Company Stockholders may be required to indemnify the Buyer and/or the Company pursuant to the Escrow Agreement, Article VI and Article VII below, (ii) to give and receive all notices required to be given under this Agreement and the Escrow Agreement, and (iii) to take any and all additional action as is contemplated to be taken by or on behalf of the Company Stockholders by the terms of this Agreement or the Escrow Agreement.

(c) In the event that the Indemnification Representative dies, becomes unable to perform his responsibilities hereunder or resigns from such position, the Company Stockholders holding, prior to the Closing, a majority of the Company Shares as set forth on ATTACHMENT A to the Escrow Agreement shall select another representative to fill such vacancy and such substituted representative shall be deemed to be the Indemnification Representative for all purposes of this Agreement and the documents delivered pursuant hereto.

(d) All decisions and actions by the Indemnification Representative, including without limitation any agreement between the Indemnification Representative and the Buyer relating to the defense or settlement of any claims for which the Company Stockholders may be required to indemnify the Buyer and/or the Company pursuant to the Escrow Agreement, Article VI and Article VII below, shall be binding upon all of the Company Stockholders and no Company Stockholder shall have the right to object, dissent, protest or otherwise contest the same.

(e) By his, her or its approval of this Agreement, each Company Stockholder agrees that:

(i) the Buyer shall be able to rely conclusively on the instructions and decisions of the Indemnification Representative as to the settlement of any claims for indemnification by the Buyer and/or the Company pursuant to the Escrow Agreement, Article VI and Article VII below or any other actions required or permitted to be taken by the Indemnification Representative hereunder or under the Escrow Agreement, and no party hereunder shall have any cause of action against the Buyer to the extent the Buyer has relied upon the instructions or decisions of the Indemnification Representative;

(ii) all actions, decisions and instructions of the Indemnification Representative shall be conclusive and binding upon all of the Company Stockholders and no Company Stockholder shall have any cause of action against the Indemnification Representative for any action taken, decision made or instruction given by the Indemnification Representative under this Agreement, except for fraud or willful breach of this Agreement by the Indemnification Representative;

(iii) the provisions of this Section 1.11 are independent and severable, are irrevocable and coupled with an interest and shall be enforceable notwithstanding any rights or remedies that any Company Stockholder may have in connection with the transactions contemplated by this Agreement;

(iv) remedies  available at law for any breach of the provisions of this Section
1.11 are inadequate; therefore, the Buyer and the Company shall be entitled to temporary and permanent injunctive relief without the necessity of proving damages if either the Buyer and/or the Company brings an action to enforce the provisions of this Section 1.11; and

(v) the provisions of this Section 1.11 shall be binding upon the executors, heirs, legal representatives, personal representatives, successor trustees, and successors of each Company Stockholder, and any references in this Agreement to a Company Stockholder or the Company Stockholders shall mean and include the successors to the Company Stockholder's rights hereunder, whether pursuant to testamentary disposition, the laws of descent and distribution or otherwise.

(f) All reasonable out-of-pocket expenses incurred by the Indemnification Representative shall be paid by the Company Stockholders in proportion to their ownership of Company Shares as set forth in ATTACHMENT A to the Escrow Agreement attached hereto and shall be paid from the Escrow Property (as defined in the Escrow Agreement) in accordance with the provisions of the Escrow Agreement.

1.12. CERTIFICATE OF INCORPORATION. The Certificate of Incorporation of the Surviving Corporation shall be the same as the Certificate of Incorporation of the Transitory Subsidiary immediately prior to the Effective Time, except that the name of the corporation set forth therein shall be changed to the name of the Company.

1.13. BY-LAWS. The By-laws of the Surviving Corporation shall be the same as the By-laws of the Transitory Subsidiary immediately prior to the Effective Time, except that the name of the corporation set forth therein shall be changed to the name of the Company.

1.14. DIRECTORS AND OFFICERS. The directors of the Transitory Subsidiary shall become the directors of the Surviving Corporation as of the Effective Time. The officers of the Transitory Subsidiary shall became the officers of the Surviving Corporation as of the Effective Time, in their respective positions with the Transitory Subsidiary.

1.15. NO FURTHER RIGHTS. From and after the Effective Time, no Company Shares, Options or Warrants shall be deemed to be outstanding, and holders of Certificates, or agreements relating to Options or Warrants, as the case may be, shall cease to have any rights with respect thereto, except as provided herein or by law.

1.16. CLOSING OF TRANSFER BOOKS. At the Effective Time, the stock transfer books of the Company shall be closed and no transfer of Company Shares shall thereafter be made. If, after the Effective Time, Certificates are presented to the Surviving Corporation, they shall be cancelled and exchanged for Initial Shares in accordance with Section 1.5(b), subject to Section 1.8 and Section 1.9 and to applicable law in the case of Dissenting Shares.

1.17. TAX-FREE REORGANIZATION. The Merger is intended to be a reorganization within the meaning of Section 368(a) of the Code, and this Agreement is intended to be a "plan of reorganization" within the meaning of the regulations promulgated under Section 368 of the Code.

1.18. ACCOUNTING TREATMENT. The business combination to be effected by the Merger is intended to be treated for accounting purposes as a "pooling of interests."


                  Article II - REPRESENTATIONS AND WARRANTIES
                                 OF THE COMPANY


         The Company represents and warrants to the Buyer and the Transitory Subsidiary that the statements contained in this Article II are true and correct, except as set forth in the disclosure schedule attached hereto (the "Disclosure Schedule"). The Disclosure Schedule shall be initialed by the Parties and shall be arranged in section and paragraphs corresponding to the numbered and lettered sections and paragraphs contained in this Article II, and the disclosures in any paragraph of the Disclosure Schedule shall qualify only the corresponding section or paragraph in this Article II.

2.1. ORGANIZATION, QUALIFICATION AND CORPORATE POWER. The Company is a corporation duly organized, validly existing and in corporate and tax good standing under the laws of the state of its incorporation. The Company is duly qualified to conduct business and is in corporate and tax good standing under the laws of each jurisdiction in which the nature of its businesses or the ownership or leasing of its properties requires such qualification, each of which jurisdiction is set forth in Section 2.1 of the Disclosure Schedule and/or the filing of Tax Returns (as defined below). The Company has all requisite corporate power and authority to carry on the businesses in which it is engaged and to own and use the properties owned and used by it. The Company has furnished to the Buyer true and complete copies of its Certificate of Incorporation and By-laws, each as amended and as in effect on the date hereof. The Company is not in default under or in violation of any provision of its Certificate of Incorporation or By-laws.

2.2. CAPITALIZATION. The authorized capital stock of the Company consists of 16,100,000 Company Shares, of which 9,775,173 shares are issued and outstanding and no shares are held in the treasury of the Company. Section 2.2 of the Disclosure Schedule sets forth a complete and accurate list of (i) all stockholders of the Company, indicating the number of Company Shares held by each stockholder, and (ii) all holders of Options and Warrants, indicating the number of Company Shares subject to each Option and Warrant and the exercise price thereof. True and complete copies of all Options and Warrants have previously been provided to the Buyer. All of the issued and outstanding Company Shares are, and all Company Shares that may be issued upon exercise of Options and Warrants, when issued in compliance with the terms of such Options or Warrants, will be, duly authorized, validly issued, fully paid, nonassessable and free of all preemptive rights. There are no outstanding or authorized options, warrants, rights, calls, convertible instruments, agreements or commitments to which the Company is a party or which are binding upon the Company providing for the issuance, disposition or acquisition of any of its capital stock, other than the Options and Warrants listed in Section 2.2 of the Disclosure Schedule, which Warrants will expire or be exercised in full prior to the Effective Time or be assumed by the Buyer at the Effective Time pursuant to Section 1.10(a) and which Options will expire or be cancelled or exercised prior to the Effective Time or be exchanged into a right to receive shares of Buyer Common Stock pursuant to Section 1.10(a) at the Effective Time. There are no outstanding or authorized stock appreciation, phantom stock or similar rights with respect to the Company. There are no agreements, voting trusts, proxies, or understandings with respect to the voting, or registration under the Securities Act of 1933, as amended (the "Securities Act"), of any Company Shares. All of the issued and outstanding Company Shares were issued in compliance with applicable federal and state securities laws.

2.3. AUTHORIZATION OF TRANSACTION. The Company has all requisite power and authority to execute and deliver this Agreement and to perform its obligations hereunder. The execution and delivery of this Agreement and, subject to the adoption of this Agreement and the approval of the Merger by a majority of the votes represented by the outstanding Company Shares entitled to vote on this Agreement and the Merger (the "Requisite Stockholder Approval"), the performance by the Company of this Agreement and the consummation by the Company of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action on the part of the Company. Without limiting the generality of the foregoing, the Company has taken all necessary corporate actions relating to its stock option plans, warrants and other securities to effect the transactions contemplated hereby. This Agreement has been duly and validly executed and delivered by the Company and constitutes a valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as limited by applicable bankruptcy, insolvency, reorganization, moratorium and other laws of general application affecting enforcement of creditors' rights generally, and as limited by laws relating to the availability of specific performance, injunctive relief or other equitable remedies.

2.4. NONCONTRAVENTION. Subject to compliance with the applicable requirements of the Securities Act, any applicable state securities laws and the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "Hart-Scott-Rodino Act"), and the filing of the Certificate of Merger as required by the Delaware General Corporation Law, neither the execution and delivery of this Agreement by the Company, nor the consummation by the Company of the transactions contemplated hereby, will (a) conflict with or violate any provision of the charter, By-laws or comparable agreement or document of the Company or any corporation, partnership, limited liability company or other form of business association (each, a "Business Entity") with respect to which the Company, directly or indirectly, either (i) has the power to vote or direct the voting of sufficient securities to elect a majority of the directors (or to control the operations and governance of the Business Entity in a similar manner) or (ii) in the case of a partnership, serves as the general partner or holds a majority of the partnership interests (each, a "Subsidiary"), (b) require on the part of the Company or any Subsidiary any filing with, or any permit, authorization, consent or approval of, any court, arbitrational tribunal, administrative agency or commission or other governmental or regulatory authority or agency (a "Governmental Entity"), (c) conflict with, result in a breach of, constitute (with or without due notice or lapse of time or both) a default under, result in the acceleration of, create in any party the right to accelerate, terminate, modify or cancel, or require any notice, consent or waiver under, any contract, lease, sublease, license, sublicense, franchise, permit, indenture, agreement or mortgage for borrowed money, instrument of indebtedness, Security Interest (as defined below) or other arrangement to which the Company or any Subsidiary is a party or by which the Company or any Subsidiary is bound or to which any of their assets is subject,
(d) result in the imposition of any Security Interest upon any assets of the Company or any Subsidiary or (e) violate any order, writ, injunction, decree, statute, rule or regulation applicable to the Company, any Subsidiary or any of their properties or assets. For purposes of this Agreement, "Security Interest" means any mortgage, pledge, security interest, encumbrance, charge or other lien (whether arising by contract or by operation of law), other than (i) mechanic's, materialmen's, and similar liens, (ii) liens arising under worker's compensation, unemployment insurance, social security, retirement and similar legislation and (iii) liens on goods in transit incurred pursuant to documentary letters of credit, capital lease arrangements, in each case arising in the ordinary course of business consistent with past custom and practice (including with respect to frequency and amount) of the Company (the "Ordinary Course of Business") and not incurred in connection with the borrowing of money.

2.5. SUBSIDIARIES.

(a) Section 2.5(a) of the Disclosure Schedule sets forth for each Subsidiary that is not a partnership (a "Corporate Subsidiary") (i) its name and jurisdiction of incorporation, (ii) the number of shares of authorized capital stock of each class of its capital stock, (iii) the number of issued and outstanding shares of each class of its capital stock, the names of the holders thereof and the number of shares held by each such holder, (iv) the number of shares of its capital stock held in treasury, and (v) its directors and officers. Each Corporate Subsidiary is a corporation duly organized, validly existing and in corporate and tax good standing under the laws of the jurisdiction of its incorporation. Each Corporate Subsidiary is duly qualified to conduct business and is in corporate and tax good standing under the laws of each jurisdiction in which the nature of its businesses or the ownership or leasing of its properties requires such qualification and/or the filing of Tax Returns. Each Corporate Subsidiary has all requisite corporate power and authority to carry on the businesses in which it is engaged and to own and use the properties owned and used by it. The Company has delivered to the Buyer correct and complete copies of the charter and By-laws of each Corporate Subsidiary, as amended to date. No Corporate Subsidiary is in default under or in violation of any provision of its charter or By-laws. All of the issued and outstanding shares of capital stock of each Corporate Subsidiary are duly authorized, validly issued, fully paid, nonassessable and free of preemptive rights. All shares of each Subsidiary that are held of record or owned beneficially by either the Company or any Corporate Subsidiary are held or owned free and clear of any restrictions on transfer (other than restrictions under the Securities Act and state securities laws), claims, Security Interests, options, warrants, rights, contracts, calls, commitments, equities and demands. There are no outstanding or authorized options, warrants, rights, agreements or commitments to which the Company or any Corporate Subsidiary is a party or which are binding on any of them providing for the issuance, disposition or acquisition of any capital stock of any Corporate Subsidiary. There are no outstanding stock appreciation, phantom stock or similar rights with respect to any Corporate Subsidiary. There are no voting trusts, proxies, or other agreements or understandings with respect to the voting of any capital stock of any Corporate Subsidiary.

(b) Section 2.5(b) of the Disclosure Schedule sets forth for each Subsidiary that is a partnership (a "Partnership Subsidiary") (i) its name and jurisdiction of formation and (ii) the name and address of each person or entity holding an interest in the Partnership Subsidiary and the amount of the interest. Each Partnership Subsidiary is duly organized, legally existing and in corporate and tax good standing under the laws of the jurisdiction of its formation. Each Partnership Subsidiary is duly qualified to conduct business and is in corporate and tax good standing under the laws of each jurisdiction in which the nature of its businesses or the ownership or leasing of its properties requires such qualification and/or the filing of Tax Returns. Each Partnership Subsidiary has all requisite partnership power and authority to carry on the businesses in which it is engaged and to own and use the properties owned and used by it. The Company has delivered to the Buyer correct and complete copies of the organizational documents of each Partnership Subsidiary, as amended to date, including without limitation its partnership agreement and, if applicable, its certificate of limited partnership. No Partnership Subsidiary is in default under or in violation of any provision of its partnership agreement. The partnership interests in each Partnership Subsidiary that are held of record or owned beneficially by either the Company or any Subsidiary are held or owned free and clear of any restrictions on transfer (other than restrictions under the Securities Act and state securities laws), claims, Security Interests, options, warrants, rights, contracts, calls, commitments, equities and demands. There are no outstanding or authorized options, warrants, rights, agreements or commitments to which the Company or any Partnership Subsidiary is a party or which are binding on any of them providing for the issuance, disposition or acquisition of any interest in any Partnership Subsidiary. No Partnership Subsidiary has any employees.

(c) The Company does not control directly or indirectly or have any direct or indirect equity participation in any corporation, partnership, trust, or other business association which is not a Subsidiary.

2.6. FINANCIAL STATEMENTS. The Company has previously furnished to the Buyer complete and accurate copies of its (a) audited balance sheets and related statements of income, retained earnings, stockholders' equity and cash flows for the fiscal year ended December 31, 1996 and a draft of its audited balance sheets and related statements of income, retained earnings, shareholders' equity and cash flows for the fiscal year ended December 31, 1997, and (b) unaudited balance sheet (the "Most Recent Balance Sheet") and related statements of income, retained earnings, stockholders' equity and cash flows for the seven-month period ended July 31, 1998 (the "Balance Sheet Date"). The foregoing financial statements (the "Financial Statements") have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered thereby (except as may be indicated therein or in the notes thereto and except that the Most Recent Balance Sheet and related unaudited statements of income do not include footnotes and are subject to normal and recurring year-end audit adjustments, which will not individually or in the aggregate be material in amount), fairly present the financial condition, results of operations and cash flows of the Company and the Subsidiaries, on a consolidated basis, as of the respective dates thereof and for the periods referred to therein, and are consistent with the books and records of the Company and the Subsidiaries, as the case may be. The accruals for vacation, sickness and disability expenses are accounted for on the Most Recent Balance Sheet and are adequate and properly reflect the expenses associated therewith in accordance with GAAP.

2.7. ABSENCE OF CERTAIN CHANGES. Since the Balance Sheet Date, (a) there has not been any material adverse change in the assets, business, financial condition, results of operations or future prospects of the Company and its Subsidiaries, taken as a whole, nor has there occurred any event or development which could reasonably be foreseen to result in such a material adverse change in the future, and (b) neither the Company nor any Subsidiary has taken any of the actions set forth in paragraphs (a) through (p) of Section 4.4. The Company has not been profitable as is disclosed in the Financial Statements, and does not expect to be profitable prior to the Closing. The Company's continued lack of profitability consistent with the results of operations in the Financial Statements will not be considered a material adverse effect for purposes of this Agreement.

2.8. UNDISCLOSED LIABILITIES. None of the Company and its Subsidiaries has any liability (whether known or unknown, whether absolute or contingent, whether liquidated or unliquidated and whether due or to become due), except for (a) liabilities shown on the Most Recent Balance Sheet, a copy of which is included in Section 2.8 of the Disclosure Schedule (b) liabilities which have arisen since the Balance Sheet Date in the Ordinary Course of Business of the Company and which are similar in nature and amount to the liabilities which arose during the comparable period of time in the immediately preceding fiscal period and (c) contractual liabilities incurred in the Ordinary Course of Business of the Company that are not required by GAAP to be reflected on a balance sheet and that are not in the aggregate material.

2.9. TAX MATTERS.


(a) Each of the Company and the Subsidiaries has timely filed all Tax Returns (as defined below) that it was required to file and all such Tax Returns were correct and complete in all material respects. Each of the Company and the Subsidiaries has paid on a timely basis all Taxes (as defined below) due on or before the Closing Date whether or not shown on any such Tax Returns. The unpaid Taxes of the Company and the Subsidiaries for tax periods through the date of the Most Recent Balance Sheet do not exceed the accruals and reserves for Taxes set forth on the Most Recent Balance Sheet. Neither the Company nor any Subsidiary has any actual or potential liability for any Tax obligation of any taxpayer (including without limitation any affiliated group of corporations or other entities that included the Company or any Subsidiary during a prior period) other than the Company and the Subsidiaries. All Taxes that the Company or any Subsidiary is or was required by law to withhold or collect have been duly withheld or collected and, to the extent required, have been timely paid to the proper Governmental Entity. For purposes of this Agreement, "Taxes" means all taxes, charges, fees, levies or other similar assessments or liabilities, including without limitation income, gross receipts, ad valorem, premium, value-added, excise, real property, personal property, sales, use, transfer, withholding, employment, payroll, profits, license, leave service, service use, severance, stamp, occupation, windfall profits, customs, franchise and other taxes imposed by the United States of America or any state, local or foreign government, or any agency thereof, or other political subdivision of the United States or any such government, and any interest, fines, penalties, assessments or additions to tax resulting from, attributable to or incurred in connection with any tax or any contest or dispute thereof. For purposes of this Agreement, "Tax Returns" means all reports, returns, declarations, statements or other information required to be supplied to a taxing authority in connection with Taxes.

(b) The Company has delivered to the Buyer correct and complete copies of all federal income Tax Returns, examination reports and statements of deficiencies assessed against or agreed to by the Company or any Subsidiary since 1994. No examination or audit of any Tax Returns of the Company or any Subsidiary by any Governmental Entity is currently in progress or, to the knowledge of the Company and the Subsidiaries, threatened or contemplated. Neither the Company nor any Subsidiary has waived any statute of limitations with respect to Taxes or agreed to an extension of time with respect to a Tax assessment or deficiency.

(c) Neither the Company nor any Subsidiary is a "consenting corporation" within the meaning of Section 341(f) of the Code and none of the assets of the Company or the Subsidiaries are subject to an election under Section 341(f) of the Code.

(d) Neither the Company nor any Subsidiary has been a United States real property holding corporation within the meaning of Section 897(c)(2) of the Code during the applicable period specified in Section 897(c)(l)(A)(ii) of the Code.

(e) Neither the Company nor any Subsidiary is a party to any Tax allocation or sharing agreement, and neither the Company nor any Subsidiary has any accrual or potential liability for any Taxes of any person or entity other than the Company and its Subsidiaries.

(f) To the knowledge of the Company and each of its Subsidiaries, no claim exists by a taxing authority in any jurisdiction that the Company or any of its Subsidiaries is, or may be, subject to Taxes assessed by such jurisdiction for any period in which they did not file Tax Returns in such jurisdiction.

(g) Neither the Company nor any of its Subsidiaries has made any payments, or is, or shall become, obligated (under any contract entered into on or before the Closing Date) to make any payments, that shall be nondeductible under Section 280G of the Code (or any corresponding provision of state, local or foreign income Tax law).

(h) Neither the Company nor any Subsidiary is or has ever been a member of a group of corporations with which it has filed for (or been required to file for) consolidated, combined, or unitary Tax Returns, other than a group of which only the Company and the Subsidiaries are or were members.

(i) Neither the Company nor any Subsidiary is or has been required to make a basis reduction pursuant to Treasury Regulation Section 1.1502-20(b) or Treasury Regulation Section 1.337(d)-2(b).

(j) None of the assets of the Company or any Subsidiary: (i) is property that is required to be treated as being owned by any other person pursuant to the provisions of former Section 168(f)(8) of the Code; (ii) is "tax-exempt use property" within the meaning of Section 168(h) of the Code; or (iii) directly or indirectly secures any debt the interest on which is tax exempt under Section 103(a) of the Code.

(k) Neither the Company nor any Subsidiary has undergone a change in its method of accounting resulting in an adjustment to its taxable income pursuant to
Section 481(h) of the Code.

(l) No state or federal "net operating loss" of the Company or any Subsidiary determined as of the Closing Date is subject to limitation on its use pursuant to Section 382 of the Code or comparable provisions of state law as a result of any "ownership change" within the meaning of Section 382(g) of the Code or comparable provisions of state law occurring prior to the Closing Date.

2.10. ASSETS.


(a) Each of the Company and the Subsidiaries owns or leases all tangible assets necessary for the conduct of its businesses as presently conducted and as presently proposed to be conducted. Each such tangible asset is free from material defects, has been maintained in accordance with normal industry practice, is in good operating condition and repair (subject to normal wear and tear) and is suitable for the purposes for which it presently is used. No asset of the Company (tangible or intangible) is subject to any Security Interest.

(b) Section 2.10(b) of the Disclosure Schedule sets forth (i) a true, correct and complete list of all items of tangible personal property, including without limitation computers, furniture and equipment and purchased and capitalized software, owned by the Company or any Subsidiary, or not owned by the Company or any Subsidiary but in the possession of or used in the business of the Company or any Subsidiary (the "Personal Property"), other than individual assets with a book value of less than $10,000, and (ii) a description of the owner of, and any agreement relating to the use of, each item of Personal Property not owned by the Company or any Subsidiary and the circumstances under which such Personal Property is used. Each item of Personal Property not owned by the Company or any Subsidiary is in such condition that upon the return of such property to its owner in its present condition at the end of the relevant lease term or as otherwise contemplated by the applicable agreement between the Company or any Subsidiary and the owner or lessor thereof, the obligations of the Company or such Subsidiary to such owner or lessor will be discharged.

2.11. OWNED REAL PROPERTY. Neither the Company nor any Subsidiary now owns, or has ever owned, any real property.


2.12. INTELLECTUAL PROPERTY.

(a) Each of the Company and the Subsidiaries owns, or is licensed or otherwise possesses legally enforceable right to use, all Intellectual Property (as defined below in this Section 2.12) used in the operation of its business or necessary for the operation of its businesses as presently proposed to be conducted. Each item of Intellectual Property owned by or used in the operation of the business of the Company or any Subsidiary at any time during the period covered by the Financial Statements will be owned or available for use by the Company on identical terms and conditions immediately following the Closing. Each of the Company and the Subsidiaries has taken reasonable measures to protect the proprietary nature of each item of Intellectual Property and to maintain in confidence all trade secrets and confidential information, that it owns or uses. To the knowledge of the Company and the Subsidiaries, no other person or Business Entity has any rights to any of the Intellectual Property owned or used by the Company or any Subsidiary (other than in connection with Intellectual Property representing commercially available software licensed to the Company on a non-exclusive basis), and no other person or Business Entity is infringing, violating or misappropriating any of the Intellectual Property that the Company or any Subsidiary owns or uses. For purposes of this Agreement, "Intellectual Property" means all (i) patents, patent applications, patent disclosures and all related continuation, continuation-in-part, divisional, reissue, reexamination, utility model, certificate of invention and design patents, patent applications, registrations and applications for registrations, (ii) trademarks, service marks, trade dress, logos, trade names and corporate names and registrations and applications for registration thereof, (iii) copyrights and registrations and applications for registration thereof, (iv) computer software, data and documentation, (v) trade secrets and confidential business information, whether patentable or unpatentable and whether or not reduced to practice, know-how, manufacturing and production processes and techniques, research and development information, copyrightable works, financial, marketing and business data, pricing and cost information, business and marketing plans and customer and supplier lists and information, (vi) other proprietary rights relating to any of the foregoing, and (vii) copies and tangible embodiments thereof.

(b) None of the activities or business conducted by the Company or any of the Subsidiaries infringes, violates or constitutes a misappropriation of (or in the past infringed, violated or constituted a misappropriation of) any Intellectual Property rights of any other person or Business Entity. Neither the Company nor any Subsidiary has received any complaint, claim or notice alleging any such infringement, violation or misappropriation, and to the knowledge of the Company and the Subsidiaries, there is no basis for any such complaint, claim or notice.

(c) Section 2.12(c) of the Disclosure Schedule identifies each (i) patent or registration that has been issued to the Company or any Subsidiary with respect to any of its Intellectual Property, (ii) pending patent application or application for registration that the Company or any Subsidiary has made with respect to any of its Intellectual Property, and (iii) license or other agreement pursuant to which the Company or any Subsidiary has granted any rights to any third party with respect to any of its Intellectual Property. The Company has delivered to the Buyer correct and complete copies of all such patents, registrations, applications, licenses and agreements (as amended to date) and has specifically identified and made available to the Buyer correct and complete copies of all other written documentation evidencing ownership of, and any claims or disputes relating to, each such item.

Except as set forth in Section 2.12(c) of the Disclosure Schedule, with respect to each item of Intellectual Property that the Company or any Subsidiary owns:

(A) subject to such rights as have been granted by the Company or any Subsidiary under license agreements entered into in the Ordinary Course of Business of the Company and the Subsidiaries, the Company or a Subsidiary possesses all right, title and interest in and to such item;

(B) such item is not subject to any outstanding judgment, order, decree, stipulation or injunction; and

(C) Subject to any indemnity given in agreements entered into in the Ordinary Course of Business of the Company and its Subsidiaries as set forth in Section 2.12(c) of the Disclosure Schedule, neither the Company nor any Subsidiary has agreed to indemnify any person or Business Entity for or against any infringement, misappropriation or other conflict with respect to such item.

(d) Section 2.12(d) of the Disclosure Schedule identifies each item of Intellectual Property used in the operation of the business of the Company and the Subsidiaries at any time during the period covered by the Financial Statements, or that the Company or any Subsidiary plans to use in the future, that is owned by a party other than the Company or a Subsidiary (other than commercially available desktop software applications generally available to the public, which are not listed in Section 2.12(d) of the Disclosure Schedule but with respect to which the representations set forth below on this Section 2.12(d) are true). The Company has supplied the Buyer with correct and complete copies of all licenses, sublicenses or other agreements (as amended to date) pursuant to which the Company or any Subsidiary uses such Intellectual Property, all of which are listed on Section 2.12(d) of the Disclosure Schedule (other than commercially available desktop software applications generally available to the public). Except as set forth in Section 2.12(d) of the Disclosure Schedule, with respect to each such item of Intellectual Property:

(i) the license, sublicense or other agreement covering such item is legal, valid, binding, enforceable and in full force and effect, except as such enforceability may be limited by bankruptcy, insolvency, reorganization or similar laws affecting creditor's rights generally;

(ii) such license, sublicense or other agreement will continue to be legal, valid, binding, enforceable and in full force and effect immediately following the Closing in accordance with the terms thereof as in effect prior to the Closing, except as such enforceability may be limited by bankruptcy, insolvency, reorganization or similar laws affecting creditor's rights generally;

(iii) neither the Company or any Subsidiary nor, to the knowledge of the Company and the Subsidiaries, any other party to such license, sublicense or other agreement is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or default or permit termination, modification or acceleration thereunder;

(iv) to the Company's and the Subsidiaries' knowledge, the underlying item of Intellectual Property is not subject to any outstanding judgment, order, decree, stipulation or injunction;

(v) subject to any indemnity given in agreements entered into in the Ordinary Course of Business of the Company and its Subsidiaries as set forth in Section 2.12(c) of the Disclosure Schedule, neither the Company nor any Subsidiary has agreed to indemnify any person or Business Entity for or against any interference, infringement, misappropriation or other conflict with respect to such item; and

(vi) no license or other fee is payable upon any transfer or assignment of such license, sublicense or other agreement.

2.13. INVENTORY. All inventory of the Company and the Subsidiaries, whether or not reflected on the Most Recent Balance Sheet, consists of a quality and quantity usable and saleable in the Ordinary Course of Business, except for obsolete items and items of below-standard quality, all of which have been written-off or written-down to net realizable value on the Most Recent Balance Sheet. The Company has no inventory recorded on its Most Recent Balance Sheet. The quantities of each type of inventory, whether raw materials, work-in-process or finished goods, are not excessive in the present circumstances of the Company and the Subsidiaries.

2.14. REAL PROPERTY LEASES. Section 2.14 of the Disclosure Schedule lists and describes briefly all real property leased or subleased to the Company or any Subsidiary and lists the term of such lease, any extension and expansion options, and the rent payable thereunder. The Company has delivered to the Buyer correct and complete copies of the leases and subleases (as amended to date) listed in Section 2.14 of the Disclosure Schedule. With respect to each lease and sublease listed in Section 2.14 of the Disclosure Schedule:

(a) the lease or sublease is legal, valid, binding, enforceable and in full force and effect with respect to the Company, and, to the knowledge of the Company, with respect to the other parties thereto, except as such enforceability may be limited by bankruptcy, insolvency, reorganization or similar laws affecting creditor's rights generally;

(b) the lease or sublease will continue to be legal, valid, binding, enforceable and in full force and effect with respect to the Company, and, to the knowledge of the Company, with respect to the other parties thereto, immediately following the Closing in accordance with the terms thereof as in effect prior to the Closing, except as such enforceability may be limited by bankruptcy, insolvency, reorganization or similar laws affecting creditor's rights generally;

(c) neither the Company or any Subsidiary nor, to the Company's knowledge any other party to the lease or sublease is in breach or default, and no event has occurred which, with notice or lapse of time, would constitute a breach or default or permit termination, modification, or acceleration thereunder;

(d) there are no disputes, oral agreements or forbearance programs in effect as to the lease or sublease;

(e) neither the Company nor any Subsidiary has assigned, transferred, conveyed, mortgaged, deeded in trust or encumbered any interest in the leasehold or subleasehold;

(f) all facilities leased or subleased thereunder are supplied with utilities and other services necessary for the operation of said facilities;

(g) to the knowledge of the Company, the owner of the facility leased or subleased by the Company or any Subsidiary has good and clear record and marketable title to the parcel of real property, free and clear of any Security Interest, easement, covenant or other restriction, except for recorded easements, covenants, and other restrictions which do not impair the Intended Uses, occupancy or value of the property subject thereto; and

(h) no construction, alteration or other leasehold improvement work with respect to the lease or sublease remains to be paid for or performed by the Company or any Subsidiary.

2.15. CONTRACTS.


(a) Section 2.15 of the Disclosure Schedule lists the following written arrangements (including without limitation written agreements) to which the Company or any Subsidiary is a party:

(i) any written arrangement (or group of related written arrangements) for the furnishing or receipt of services;

(ii) any written arrangement concerning confidentiality, non-competition or non-solicitation (other than confidentiality agreements with customers or employees of the Company or any Subsidiary set forth in the Company's standard terms and conditions of sale or standard form of employment agreement, copies of which have previously been delivered to the Buyer);

(iii) any written arrangement under which the consequences of a default or termination could have a material adverse effect on the assets, business, financial condition, results of operations or future prospects of the Company or any Subsidiary or on the ability of the Parties to consummate the transactions contemplated by this Agreement;

(iv) any written arrangement (or group of related written arrangements) for the lease of personal property from or to third parties providing (A) for lease payments in excess of $10,000 per annum or (B) for a term of more than three years;

(v) any written arrangement establishing a partnership or joint venture;

(vi) any written arrangement (or group of related written arrangements) under which it has created, incurred, assumed, or guaranteed (or may create, incur, assume, or guarantee) indebtedness (including capitalized lease obligations) involving more than $10,000 or under which it has imposed (or may impose) a Security Interest on any of its assets, tangible or intangible;

(vii) any written arrangement involving any of the Company Stockholders or their Affiliates (for the purposes of this Agreement, "Affiliate" shall mean (A) in the case of an individual, the members of the immediate family (including parents, siblings and children) or (i) the individual and (ii) the individual's spouse, and (iii) any Business Entity that directly or indirectly, through one or more intermediaries controls, or is controlled by, or is under common control with any of the foregoing individuals, or (B) in the case of a Business Entity, another Business Entity or a person that directly or indirectly, through one or more intermediaries controls, or is controlled by, or is under common control with the Business Entity);

(viii) any written arrangement under which the consequences of a default or termination could have a material adverse effect on the assets, business, financial condition, results of operations or future prospects of the Company and the Subsidiaries, taken as a whole;

(ix) any written arrangement which requires or contemplates the performance of services or the delivery of products by the Company or any Subsidiary;

(x) any written arrangement based in any manner upon the sales, purchases, receipts, revenues, income or profits of the Company or any Subsidiary;

(xi) any written arrangement restricting the Company or any Subsidiary from carrying on its business anywhere in the world;

(xii) any written arrangement for joint product development with any party, other than Company Customer Contracts;

(xiii) any written arrangements with vendors of material equipment purchased by the Company or any Subsidiary as reseller of equipment, other than purchase orders in the ordinary course of business;

(xiv) any written franchise arrangement, marketing arrangement or royalty arrangement that requires payments or results in recurring revenues and with respect to each such arrangement, Section 2.14 of the Company Disclosure Schedule sets forth or describes the aggregate royalties or similar payment paid or payable thereunder by the Company or any Subsidiary as of the date hereof;

(xv) any written arrangement as of the date of this Agreement relating to the evaluation of the Company by any other company, person or entity who was or is considering acquiring all or a significant part of the Company's business by acquisition, merger, joint venture or otherwise; and

(xvi) any other written arrangement (or group of related written arrangements) involving more than $25,000 or not entered into in the Ordinary Course of Business of the Company or any Subsidiary.

(b) Section 2.15 of the Disclosure Schedule accurately discloses with respect to each arrangement or agreement disclosed therein (the "Contracts"), if applicable, (i) the project name; (ii) the date of the Contract; (iii) the customer name and address and customer contact person and phone number; (iv) the contract amount or, if the contract amount is not fixed, a good faith, reasonable estimate of the contract amount; (v) the estimated contract amount most recently communicated to the customer; (vi) the total billings to date under such Contract; (vii) the estimated completion dates therefor; (viii) estimated costs to complete based on hours and rates; and (ix) whether or not the Company has any reason to believe that its profit margin with respect to such Contract might be less than it has customarily achieved in the past for similar contracts.

(c) The Company has delivered to the Buyer a correct and complete copy of each Contract (as amended to date). With respect to each Contract: (i) the Contract is legal, valid, binding and enforceable against the Company and in full force and effect; (ii) to the knowledge of the Company, the Contract is legal, valid, binding and enforceable against the other party thereto; (iii) the Contract will continue to be legal, valid, binding and enforceable and in full force and effect immediately following the Closing in accordance with the terms thereof as in effect prior to the Closing; and (iv) no party is in breach or default, and no event has occurred which with notice or lapse of time would constitute a breach or default or permit termination, modification or acceleration, under the Contract.

(d) Neither the Company nor any Subsidiary is a party to any oral contract, agreement or other arrangement which, if reduced to written form, would be required to be listed in Section 2.15 of the Disclosure Schedule under the terms of this Section 2.15. Neither the Company nor any Subsidiary is a party to any written or oral arrangement (i) to perform services or sell products which is expected to be performed at, or to result in, a loss, (ii) which requires the performance of services or the delivery of products by the Company or any Subsidiary at a fixed price (which shall include, for purposes of this Agreement, an agreement for the provision of services on a "time and materials not to exceed" basis), or (iii) for which the customer has already been billed or paid that have not been fully accounted for on the Most Recent Balance Sheet. Neither the Company nor any Subsidiary is restricted by any Contract from carrying on business anywhere in the world.

2.16. ACCOUNTS RECEIVABLE. All accounts receivable of the Company and the Subsidiaries reflected on the Most Recent Balance Sheet are valid receivables subject to no setoffs or counterclaims and, except to the extent collected since the date of the Most Recent Balance Sheet, are current and collectible (within 90 days after the date on which it first became due and payable), net of the applicable reserve for bad debts on the Most Recent Balance Sheet. All accounts receivable reflected in the financial or accounting records of the Company that have arisen since the Balance Sheet Date are valid receivables subject to no setoffs or counterclaims and are collectible, net of a reserve for bad debts in an amount proportionate to the reserve shown on the Most Recent Balance Sheet.

2.17. POWERS OF ATTORNEY. There are no outstanding powers of attorney executed on behalf of the Company or any Subsidiary.

2.18. INSURANCE. Section 2.18 of the Disclosure Schedule lists each insurance policy (including fire, theft, casualty, general liability, workers compensation, business interruption, environmental, product liability and automobile insurance policies and bond and surety arrangements) to which the Company or any Subsidiary has been a party, a named insured, or otherwise the beneficiary of coverage at any time within the past three years. Each such insurance policy is enforceable and in full force and effect and will continue to be enforceable and in full force and effect immediately following the Closing in accordance with the terms thereof as in effect prior to the Closing. Neither the Company nor any Subsidiary is in breach or default

(including with respect to the payment of premiums or the giving of notices) under any such policy, and no event has occurred which, with notice or the lapse of time, would constitute such a breach or default or permit termination, modification or acceleration, under such policy; and neither the Company nor any Subsidiary has received any notice from the insurer disclaiming coverage or reserving rights with respect to a particular claim or such policy in general.
Section 2.18 of the Disclosure Schedule identifies all claims asserted by the Company or any Subsidiary pursuant to any insurance policy since January 1, 1995 and describes the nature and status of each such claim. Neither the Company nor any Subsidiary has incurred any loss, damage, expense or liability covered by any such insurance policy for which it has not properly asserted a claim under such policy. Each of the Company and the Subsidiaries is covered by insurance in scope and amount customary and reasonable for the businesses in which it is engaged.

2.19. LITIGATION. Section 2.19 of the Disclosure Schedule identifies, and contains a brief description of, (a) any unsatisfied judgement, order, decree, stipulation or injunction and (b) any claim, complaint, action, suit, proceeding, hearing or investigation of or in any Governmental Entity or before any arbitrator to which the Company or any Subsidiary is a party or, to the knowledge of the Company and the Subsidiaries, is threatened to be made a party. None of the complaints, actions, suits, proceedings, hearings, and investigations set forth in Section 2.19 of the Disclosure Schedule, individually or collectively, could have a material adverse effect on the assets, business, financial condition, results of operations or future prospects of the Company and Subsidiaries, taken as a whole.

2.20. WARRANTY. No product or service manufactured, sold, leased, licensed, delivered or otherwise provided by the Company or any Subsidiary is subject to any guaranty, warranty, right of return or other indemnity.

2.21. EMPLOYEES.

(a) Section 2.21 of the Disclosure Schedule contains a list of all employees of the Company and each Subsidiary, along with the position, date of hire, the annual rate of compensation (or with respect to employees compensated on an hourly or per diem basis, the hourly or per diem rate of compensation) and estimated or target annual incentive compensation of each such person. None of such employees is a party to an employment agreement or contract with the Company. Each such Employee has entered into the Company's standard form of confidentiality and assignment of inventions agreement with the Company or a Subsidiary, a copy of which has previously been delivered to the Buyer. To the knowledge of the Company and its Subsidiaries, no key employee or group of employees has any plans to terminate employment with the Company or any Subsidiary.

(b) Neither the Company nor any Subsidiary is a party to or bound by any collective bargaining agreement, nor has any of them experienced any strikes, grievances, claims of unfair labor practices or other collective bargaining disputes. The Company and the Subsidiaries have no knowledge of any organizational effort made or threatened, either currently or within the past two years, by or on behalf of any labor union with respect to employees of the Company or any Subsidiary.

(c) Neither the Company or any Subsidiary nor any director, who is also an employee of the Company or a Subsidiary, officer or other key employee of the Company or any Subsidiary owns, directly or indirectly, individually or collectively, any interest in any Business Entity (other than as the holder of less than 20% of the stock of a public Business Entity) which is in a business similar or competitive to the businesses of the Company and the Subsidiaries or which has any existing undisclosed contractual relationship with the Company or any of the Subsidiaries.

(d) For purposes of this Agreement, the term "employee" shall be construed to include sales agents and other independent contractors who spend a majority of their working time on the business of the Company or any Subsidiary (each of whom shall be so identified in Section 2.21 of the Disclosure Schedule).

2.22. EMPLOYEE BENEFITS.

(a) Section 2.22(a) of the Disclosure Schedule contains a complete and accurate list of all Employee Benefit Plans (as defined below) maintained, or contributed to, by the Company, any Subsidiary, or any ERISA Affiliate (as defined below). For purposes of this Agreement, "Employee Benefit Plan" means any "employee pension benefit plan" (as defined in Section 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")), any "employee welfare benefit plan" (as defined in Section 3(1) of ERISA), and any other written or oral plan, agreement or arrangement involving direct or indirect compensation, including without limitation insurance coverage, severance benefits, disability benefits, deferred compensation, bonuses, stock options, stock purchase, phantom stock, stock appreciation or other forms of incentive compensation or post-retirement compensation. For purposes of this Agreement, "ERISA Affiliate" means any entity which is a member of (i) a controlled group of corporations (as defined in Section 414(b) of the Code), (ii) a group of trades or businesses under common control (as defined in Section 414(c) of the Code), or (iii) an affiliated service group (as defined under Section 414(m) of the Code or the regulations under Section 414(o) of the Code), any of which includes the Company or a Subsidiary. Complete and accurate copies of (i) all Employee Benefit Plans which have been reduced to writing, (ii) written summaries of all unwritten Employee Benefit Plans, (iii) all related trust agreements, insurance contracts and summary plan descriptions, and (iv) all annual reports filed on IRS Form 5500, 5500C or 5500R for the last five plan years for each

Employee Benefit Plan, have been delivered to the Buyer. Each Employee Benefit Plan has been administered in accordance with its terms and each of the Company, the Subsidiaries and the ERISA Affiliates has met its obligations with respect to such Employee Benefit Plan and has made all required contributions thereto. The Company and all Employee Benefit Plans are in compliance with the currently applicable provisions of ERISA and the Code and the regulations thereunder.

(b) There are no investigations by any Governmental Entity, termination proceedings or other claims (except claims for benefits payable in the normal operation of the Employee Benefit Plans and proceedings with respect to qualified domestic relations orders) suits or proceedings against or involving any Employee Benefit Plan or asserting any rights or claims to benefits under any Employee Benefit Plan that could give rise to any liability.

(c) All the  Employee  Benefit  Plans that are  intended to be  qualified  under
Section 401(a) of the Code have received determination letters from the Internal Revenue Service to the effect that such Employee Benefit Plans are qualified and the plans and the trusts related thereto are exempt from federal income taxes under Sections 401(a) and 501(a), respectively, of the Code, no such determination letter has been revoked and revocation has not been threatened, and no such Employee Benefit Plan has been amended since the date of its most recent determination letter or application therefor in any respect, and no act or omission has occurred, that would adversely affect its qualification or increase its cost.

(d) Neither the Company, any Subsidiary, nor any ERISA Affiliate has ever maintained an Employee Benefit Plan subject to Section 412 of the Code or Title IV of ERISA.

(e) At no time has the Company, any Subsidiary or any ERISA Affiliate been obligated to contribute to any "multi-employer plan" (as defined in Section 4001(a)(3) of ERISA).

(f) There are no unfunded obligations under any Employee Benefit Plan providing benefits after termination of employment to any employee of the Company or any Subsidiary (or to any beneficiary of any such employee), including but not limited to retiree health coverage and deferred compensation, but excluding continuation of health coverage required to be continued under Section 4980B of the Code and insurance conversion privileges under state law.

(g) No act or omission has occurred and no condition exists with respect to any Employee Benefit Plan maintained by the Company, any Subsidiary or any ERISA Affiliate that would subject the Company, any Subsidiary or any ERISA Affiliate to any material fine, penalty, tax or liability of any kind imposed under ERISA or the Code.

(h) No Employee Benefit Plan is funded by, associated with, or related to a "voluntary employee's beneficiary association" within the meaning of Section 501(c)(9) of the Code.

(i) No Employee Benefit Plan, plan documentation or agreement, summary plan description or other written communication distributed generally to employees by its terms prohibits the Company from amending or terminating any such Employee Benefit Plan.

(j) Section 2.22(j) of the Disclosure Schedule discloses each: (i) agreement with any director, executive officer or other key employee of the Company or any Subsidiary (A) the benefits of which are contingent, or the terms of which are altered, upon the occurrence of a transaction involving the Company or any Subsidiary of the nature of any of the transactions contemplated by this Agreement, (B) providing any term of employment or compensation guarantee or (C) providing severance benefits or other benefits after the termination of employment of such director, executive officer or key employee; (ii) agreement, plan or arrangement under which any person may receive payments from the Company or any Subsidiary that may be subject to the tax imposed by Section 4999 of the Code or included in the determination of such person's "parachute payment" under
Section 280G of the Code; and (iii) agreement or plan binding the Company or any Subsidiary, including without limitation any stock option plan, stock appreciation right plan, restricted stock plan, stock purchase plan, severance benefit plan, or any Employee Benefit Plan, any of the benefits of which will be increased, or the vesting of the benefits of which will be accelerated, by the occurrence of any of the transactions contemplated by this Agreement or the value of any of the benefits of which will be calculated on the basis of any of the transactions contemplated by this Agreement. The accruals for vacation, sickness and disability expenses are accounted for on the Most Recent Balance Sheet and are adequate and properly reflect the expenses associated therewith in accordance with GAAP.

2.23. ENVIRONMENTAL MATTERS.

(a) Each of the Company and the Subsidiaries has complied with all applicable Environmental Laws (as defined below). There is no pending or, to the knowledge of the Company and the Subsidiaries, threatened civil or criminal litigation, written notice of violation, formal administrative proceeding, or investigation, inquiry or information request by any Governmental Entity, relating to any Environmental Law involving the Company or any Subsidiary. For purposes of this Agreement, "Environmental Law" means any federal, state or local law, statute, rule or regulation or the common law relating to the environment or occupational health and safety, including without limitation any statute, regulation or order pertaining to (i) treatment, storage, disposal, generation and transportation of industrial, toxic or hazardous substances or solid or hazardous waste; (ii) air, water and noise pollution; (iii) groundwater and soil contamination; (iv) the release or threatened release into the environment of industrial, toxic or hazardous substances, or solid or hazardous waste, including without limitation emissions, discharges, injections, spills, escapes or dumping of pollutants, contaminants or chemicals; (v) the protection of wild life, marine sanctuaries and wetlands, including without limitation all endangered and threatened species; (vi) storage tanks, vessels and containers; (vii) underground and other storage tanks or vessels, abandoned, disposed or discarded barrels, containers and other closed receptacles; (viii) health and safety of employees and other persons; and (ix) manufacture, processing, use, distribution, treatment, storage, disposal, transportation or handling of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or oil or petroleum products or solid or hazardous waste. As used above, the terms "release" and "environment" shall have the meaning set forth in the federal Comprehensive Environmental Compensation, Liability and Response Act of 1980 ("CERCLA").

(b) There have been no releases of any Materials of Environmental Concern (as defined below) into the environment at any parcel of real property or any facility formerly or currently owned, operated or controlled by the Company or a Subsidiary. With respect to any such releases of Materials of Environmental Concern, the Company or such Subsidiary has given all required notices to Governmental Entities (copies of which have been provided to the Buyer). Neither the Company nor any Subsidiary is aware of any releases of Materials of Environmental Concern at parcels of real property or facilities other than those owned, operated or controlled by the Company or a Subsidiary that could reasonably be expected to have an impact on the real property or facilities owned, operated or controlled by the Company or a Subsidiary. For purposes of this Agreement, "Materials of Environmental Concern" means any chemicals, pollutants or contaminants, hazardous substances (as such term is defined under CERCLA), solid wastes and hazardous wastes (as such terms are defined under the federal Resources Conservation and Recovery Act), toxic materials, oil or petroleum and petroleum products, or any other material subject to regulation under any Environmental Law.

(c) Set forth in Section 2.23(c) of the Disclosure Schedule is a list of all environmental reports, investigations and audits relating to premises currently or previously owned or operated by the Company or a Subsidiary (whether conducted by or on behalf of the Company or a Subsidiary or a third party, and whether done at the initiative of the Company or a Subsidiary or directed by a Governmental Entity or other third party) which the Company has possession of or access to. Complete and accurate copies of each such report, or the results of each such investigation or audit, have been provided to the Buyer.

(d) Set forth in Section 2.23(d) of the Disclosure Schedule is a list of all of the solid and hazardous waste transporters and treatment, storage and disposal facilities that have been utilized by the Company or a Subsidiary. Neither the

Company nor any Subsidiary is aware of any material environmental liability of any such transporter or facility.

2.24. LEGAL COMPLIANCE. Each of the Company and the Subsidiaries, and the conduct and operations of their respective businesses, are and have been in full compliance with each law (including rules and regulations thereunder) of any federal, state, local or foreign government, or any Governmental Entity, which
(a) affects or relates to this Agreement or the transactions contemplated hereby or (b) is applicable to the Company or such Subsidiary or business.

2.25. PERMITS. Section 2.25 of the Disclosure Schedule sets forth a list of all permits, licenses, registrations, certificates, orders or approvals from any Governmental Entity (including without limitation those issued or required under Environmental Laws and those relating to the occupancy or use of owned or leased real property) ("Permits") issued to or held by the Company or any Subsidiary. Such listed Permits are the only Permits that are required for the Company and the Subsidiaries to conduct their respective businesses as presently conducted. Each such Permit is in full force and effect and, to the best of the knowledge of the Company or any Subsidiary, no suspension or cancellation of such Permit is threatened and there is no basis for believing that such Permit will not be renewable upon expiration. Each such Permit will continue in full force and effect immediately following the Closing.

2.26. CERTAIN BUSINESS RELATIONSHIPS WITH AFFILIATES. No Company Stockholders, Affiliate of any Company Stockholder or Affiliate of the Company or of any Subsidiary (a) owns any property or right, tangible or intangible, which is used in the business of the Company or any Subsidiary, (b) has any claim or cause of action against the Company or any Subsidiary, (c) owes any money to the Company or any Subsidiary or (d) is a party to any contract or other arrangement (written or verbal) with the Company or any Subsidiary (the agreements, arrangements and relationships described in this sentence are hereinafter referred to as "Related Party Transactions"). Section 2.26 of the Disclosure Schedule summarizes any Related Party Transactions.

2.27. BROKERS' FEES. Except for fees payable to Piper Jaffray Inc., which will be reflected as a liability on the Closing Balance Sheet if not paid in full prior to the Closing, neither the Company nor any Subsidiary has any liability or obligation to pay any fees or commissions to any broker, finder or agent with respect to the transactions contemplated by this Agreement.

2.28. BOOKS AND RECORDS. The minute books and other similar records of the Company and each Subsidiary contain true and complete records of all actions taken at any meetings of the Company's or such Subsidiary's stockholders, Board of Directors or any committee thereof and of all written consents executed in lieu of the holding of any such meeting. The books and records of the Company and each Subsidiary accurately reflect the assets, liabilities, business, financial condition and results of operations of the Company or such Subsidiary and have been maintained in accordance with good business and bookkeeping practices.

2.29. CUSTOMERS AND SUPPLIERS. No customer of the Company or any Subsidiary has indicated within the past year that it will stop, or decrease the rate of, buying materials, products or services from the Company or such Subsidiary. The Company has good customer relations with its customers, and none of such customers has notified the Company that it intends to discontinue its relationship with the Company. To the knowledge of the Company and the Subsidiaries, no unfilled customer order or commitment obligating the Company or any Subsidiary to process, manufacture or deliver products or perform services will result in a loss to the Company or any Subsidiary upon completion of performance. To the knowledge of the Company and the Subsidiaries, no purchase order or commitment of the Company or any Subsidiary is in excess of normal requirements, nor are prices provided therein in excess of current market prices for the products or services to be provided thereunder. No material supplier of the Company or any Subsidiary has indicated within the past year that it will stop, or decrease the rate of, supplying materials, products or services to them. Section 2.29 of the Disclosure Schedule sets forth a list of each customer of the Company during the last full fiscal year and the interim period through the Balance Sheet Date and the amount of revenues accounted for by such customer during each such periods. No supplier is the sole supplier of any significant product or component to the Company or a Subsidiary. The Company has not received or submitted any invoices or requests for any prepayment or deposits from customers for products to be shipped, or services to be performed, after the Closing Date.

2.30. POOLING. To the knowledge of the Company and each Subsidiary, neither the Company nor any of its Affiliates has through the date of this Agreement taken or agreed to take any action that would prevent the Company and the Buyer from accounting for the business combination to be effected by the Merger as a "pooling of interests" in conformity with GAAP.

2.31. COMPANY ACTION.


(a) The Board of Directors of the Company, at a meeting duly called and held, has by the unanimous vote of all directors present (i) determined that the Merger is fair and in the best interests of the Company and its stockholders,
(ii) adopted this Agreement in accordance with the provisions of the Delaware General Corporation Law, and (iii) directed that this Agreement and the Merger be submitted to the Company Stockholders for their adoption and approval and resolved to recommend that Company Stockholders vote in favor of the adoption of this Agreement and the approval of the Merger.

(b) The financial advisors to the Company have delivered to the Company an opinion, dated the date hereof, to the effect that the terms of the Merger are fair to the Company Stockholders from a financial point of view and will deliver to the Buyer as soon as it is received a copy of such opinion in the form reduced to writing and signed by the Company's financial advisor dated the date of this Agreement.

2.32. PREPAYMENTS, PREBILLED INVOICES AND DEPOSITS.


(a) Section 2.32(a) of the Disclosure Schedule sets forth (i) all prepayments, prebilled invoices and deposits that have been received by the Company or any Subsidiary as of the date of this Agreement from customers for products to be shipped, or services to be performed, after the Closing Date, and (ii) with respect to each such prepayment, prebilled invoice or deposit, (A) the party and contract credited, (B) the date received or invoiced, (C) the products and/or services to be delivered, and (D) the conditions for the return of such prepayment, prebilled invoice or deposit. All such prepayments, prebilled invoices and deposits are properly accrued for on the Most Recent Balance Sheet in accordance with GAAP applied on a consistent basis with the past practice of the Company and the Subsidiaries.

(b) Section 2.32(b) of the Disclosure Schedule sets forth (i) all prepayments, prebilled invoices and deposits that have been made or paid by the Company or any Subsidiary as of the date of this Agreement for products to be purchased, services to be performed or other benefits to be received after the Closing Date, and (ii) with respect to each such prepayment, prebilled invoice or deposit, (A) the party to whom such prepayment, prebilled invoice or deposit was made or paid, (B) the date made or paid, (C) the products and/or services to be delivered, and (D) the conditions for the return of such prepayment, prebilled invoice or deposit. All such prepayments, prebilled invoices and deposits are properly accrued for on the Most Recent Balance Sheet in accordance with GAAP applied on a consistent basis with the past practices of the Company.

2.33. BANKING FACILITIES.  Section 2.33 of the Disclosure Schedule identifies:

(a) Each bank, savings and loan or similar financial institution in which the Company or any Subsidiary has an account or safety deposit box and the numbers of the accounts or safety deposit boxes maintained by the Company or such Subsidiary thereat; and

(b) The names of all persons authorized to draw on each such account or to have access to any such safety deposit box facility, together with a description of the authority (and conditions thereof, if any) or each such person with respect thereto.

2.34. YEAR 2000.

(a) Other than commercially available software licensed to the Company on a non-exclusive basis and except as set forth in Section 2.34 of the Disclosure Schedule attached hereto, all software used by the Company or any Subsidiary that contains or calls on a calendar function, including without limitation any function that is indexed to a computer processing unit clock, provides specific dates or calculates spans of dates, is and will be able to record, store, process and provide true and accurate dates and calculations for dates and spans of dates including and following January 1, 2000.

(b) All software sold, licensed or otherwise made available to any third party by the Company or any Subsidiary, that in each case, contains or calls on a calendar function, including without limitation any function that is indexed to a computer processing unit clock, provides specific dates or calculates spans of dates, is and will be able to record, store, process and provide true and accurate dates and calculations for dates and spans of dates including and following January 1, 2000.

2.35. DISCLOSURE. No representation or warranty by the Company contained in this Agreement, and no statement contained in the Disclosure Schedule or any other document, certificate or other instrument delivered or to be delivered by or on behalf of the Company pursuant to this Agreement, and no other statement made by the Company or any of its representatives in connection with this Agreement, contains or will contain any untrue statement of a material fact or omits or will omit to state any material fact necessary, in light of the circumstances under which it was or will be made, in order to make the statements herein or therein not misleading. The Company has disclosed to the Buyer all material information relating to the business of the Company and any Subsidiary and the transactions contemplated by this Agreement.

2.36. INFORMATION IN REGISTRATION STATEMENT. None of the information supplied or to be supplied by the Company or any of its Subsidiaries for the purpose of inclusion in the registration statement on Form S-4 to be filed with the Securities and Exchange Commission (the "SEC") by the Buyer under the Securities Act for the purpose of registering the Merger Shares to be issued (together with any amendments or supplements thereto, whether prior to or after the effective date thereof, the "Registration Statement") will, at the time the Registration Statement is filed with the SEC, at the time the Registration Statement becomes effective under the Securities Act and at the Effective Time, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

                                  Article III
                   REPRESENTATIONS AND WARRANTIES OF THE BUYER
                         AND THE TRANSITORY SUBSIDIARY


         Each of the Buyer and the Transitory Subsidiary represents and warrants to the Company as follows:

3.1. ORGANIZATION. Each of the Buyer and the Transitory Subsidiary is a corporation duly organized, validly existing and in corporate and tax good standing under the laws of the state of its incorporation.

3.2. CAPITALIZATION. The authorized capital stock of the Transitory Subsidiary consists of 1,000 shares of common stock, $.01 par value per share, of which 1,000 shares are issued and outstanding and held by the Buyer. The common stock of the Transitory Subsidiary will represent the only class or series of capital stock of the Transitory Subsidiary entitled to vote on the adoption of this Agreement.

3.3. AUTHORIZATION OF TRANSACTION. Each of the Buyer and the Transitory Subsidiary has all requisite power and authority to execute and deliver this Agreement and (in the case of the Buyer) the Escrow Agreement and to perform its obligations hereunder and thereunder. The execution and delivery of this Agreement and (in the case of the Buyer) the Escrow Agreement by the Buyer and the Transitory Subsidiary and the performance of this Agreement and (in the case of the Buyer) the Escrow Agreement the consummation of the transactions contemplated hereby and thereby by the Buyer and the Transitory Subsidiary have been duly and validly authorized by all necessary corporate action on the part of the Buyer and Transitory Subsidiary. This Agreement has been duly and validly executed and delivered by the Buyer and the Transitory Subsidiary and constitutes  a valid and  binding  obligation  of the  Buyer and the  Transitory
Subsidiary, enforceable against them in accordance with its terms, except as such enforceability may be limited by bankruptcy, insolvency, reorganization or similar laws affecting creditor's rights generally.

3.4. NONCONTRAVENTION. Subject to compliance with the applicable requirements of the Securities Act and any applicable state securities laws, the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Hart-Scott- Rodino Act, the rules and regulations of the Nasdaq National Market, and the filing of the Certificate of Merger as required by the Delaware General Corporation Law, neither the execution and delivery of this Agreement or (in the case of the Buyer) the Escrow Agreement by the Buyer or the Transitory Subsidiary, nor the consummation by the Buyer or the Transitory Subsidiary of the transactions contemplated hereby or thereby (including the issuance of the Merger Shares), will (a) conflict or violate any provision of the charter or By-laws of the Buyer or the Transitory Subsidiary, (b) require on the part of the Buyer or the Transitory Subsidiary any filing with, or permit, authorization, consent or approval of, any Governmental Entity, (c) conflict with, result in breach of, constitute (with or without due notice or lapse of time or both) a default under, result in the acceleration of, create in any party any right to accelerate, terminate, modify or cancel, or require any notice, consent or waiver under, any contract, lease, sublease, license, sublicense, franchise, permit, indenture, agreement or mortgage for borrowed money, instrument of indebtedness, Security Interest or other arrangement to which the Buyer or Transitory Subsidiary is a party or by which either is bound or to which any of their assets are subject, or (d) violate any order, writ, injunction, decree, statute, rule or regulation applicable to the Buyer or the Transitory Subsidiary or any of their properties or assets.

3.5. REPORTS AND FINANCIAL STATEMENTS. The Buyer has previously furnished to the Company complete and accurate copies, as amended or supplemented, of its (a) Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the SEC, and (b) all other reports filed by the Buyer under Section 13 of the Exchange Act with the SEC since January 1, 1998 (such reports, together with any amendments or supplements thereto are collectively referred to herein as the "Buyer Reports"). As of their respective dates, the Buyer Reports did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited financial statements and unaudited interim financial statements of the Buyer included in the Buyer Reports (i) comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto, (ii) have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered thereby (except as may be indicated therein or in the notes thereto, and in the case of quarterly financial statements, as permitted by Form 10-Q under the Exchange Act), (iii) fairly present the consolidated financial condition, results of operations and cash flows of the Buyer as of the respective dates thereof and for the periods referred to therein, and (iv) are consistent with the books and records of the Buyer.

3.6. BROKERS' FEES. Except for fees payable to Cowen & Co., neither the Buyer nor the Transitory Subsidiary has any liability or obligation to pay any fees or commissions to any broker, finder or agent with respect to the transactions contemplated by this Agreement.


3.7. LEGALITY OF MERGER SHARES. All of the Merger Shares have been duly authorized and, when issued and delivered in accordance with the terms hereof, will be validly issued, fully paid and non-assessable, and free of pre-emptive rights.

3.8. DISCLOSURE. No representation or warranty by the Buyer contained in this Agreement, and no statement contained in any document, certificate or other instrument delivered to or to be delivered by or on behalf of the Buyer pursuant to this Agreement, contains or will contain any untrue statement of a material fact or omit or will omit to state any material fact necessary, in light of the circumstances under which it was or will be made, in order to make the statements herein or therein not misleading.


                                   Article IV

                                    COVENANTS

4.1. BEST EFFORTS. Each of the Parties shall use its best efforts, to the extent commercially reasonable, to take all actions and to do all things necessary, proper or advisable to consummate the transactions contemplated by this Agreement; provided, however, that notwithstanding anything in this Agreement to the contrary, the Buyer shall not be required to sell or dispose of or hold separately (through a trust or otherwise) any assets or businesses of the Buyer or its Affiliates. The Buyer and the Company shall each use all commercially reasonable efforts to cause the Merger to be treated as a reorganization within the meaning of Section 368 of the Code.

4.2. NOTICES AND CONSENTS. The Company shall use its best efforts to obtain, at its expense, all such waivers, permits, consents, approvals or other authorizations from third parties and Governmental Entities, and to effect all such registrations, filings and notices with or to third parties and Governmental Entities, as may be required by or with respect to the Company in connection with the transactions contemplated by this Agreement (including without limitation those listed in Section 2.4, Section 2.12 or Section 2.25 of the Disclosure Schedule). Each of the Buyer and the Transitory Subsidiary shall use its best efforts to obtain, at its expense, all such waivers, permits, consents, approvals or other authorizations from third parties and Governmental Entities, and to effect all such registrations, filings and notices with or to third parties and Governmental Entities, as may be required by or with respect to the Buyer or the Transitory Subsidiary, as the case may be, in connection with the transactions contemplated by this Agreement.

4.3. REGISTRATION; SPECIAL MEETING; OTHER ACTIONS


(a) Within 90 days of the date hereof, assuming receipt by the Buyer of the initial Computer Certificate, the Buyer shall prepare and file the Registration Statement with the SEC. The Buyer acknowledges that the Company and its counsel may participate in the preparation of the Registration Statement, provided that the final determination of any issues related thereto shall be made by the Buyer. The Buyer shall also take actions (other than qualifying to do business in any jurisdiction in which the Buyer is now not so qualified) as may be required to be taken under any applicable state securities laws in connection with the issuance of Buyer Common

Stock in the Merger. The Company and its counsel and accountants shall furnish all information concerning the Company and the holders of Company Shares as may be reasonably requested in connection with the foregoing, including without limitation all information concerning the Company and the holders of Company Shares that is required by the SEC to be included in the Registration Statement.

(b) Each Party agrees,  subject to  applicable  laws relating to the exchange of information, promptly to furnish the other Parties with copies of written communications (and memoranda setting forth the substance of all oral communications) received by such Party, or any of its Subsidiaries, affiliates or associates (as such terms are defined in Rule 12b-2 under the Exchange Act as in effect on the date hereof), from, or delivered by any of the foregoing to, any Governmental Entity relating to or in respect of the transactions contemplated under this Agreement.

(c) The Company shall use its reasonable best efforts to cause to be delivered to the Buyer a "comfort" letter of Ernst & Young LLP, the Company's independent public accountants, dated the date on which the Registration Statement shall become effective and as of the Effective Time, and addressed to the Buyer and the Company, in form and substance reasonably satisfactory to the Buyer and reasonably customary in scope and substance for letters delivered by independent public accountants in connection with transactions such as those contemplated by this Agreement.

(d) The Company (i) shall call a meeting of its stockholders to be held as promptly as practicable after the date hereof for purposes of voting upon this Agreement (the "Company Special Meeting") or (ii) shall solicit written consents of its stockholders in lieu thereof. The Company and the Subsidiaries shall comply with all applicable provisions of the Delaware General Corporation Law in the calling and holding of the Company Special Meeting.

(e) The Company, acting through its Board of Directors, shall include in any proxy statement or written action relating to the Company Special Meeting the recommendation of its Board of Directors that the Company Stockholders vote in favor of the adoption of this Agreement and the approval of the Merger, and shall otherwise use its best efforts to obtain the Requisite Stockholder Approval.

(f) Gene Barduson and Vincent Estrada each agree to (i) vote all Company Shares that are beneficially owned by him or it, or for which he or it has voting authority, in favor of the adoption of this Agreement and the approval of the Merger and (ii) otherwise use his or its best efforts to obtain the Requisite Stockholder Approval.

4.4. OPERATION OF BUSINESS. Except as contemplated by this Agreement, during the period from the date of this Agreement to the Effective Time, the Company shall (and shall cause each Subsidiary to) conduct its operations in the Ordinary Course of Business and in compliance with all applicable laws and regulations and, to the extent consistent therewith, use all reasonable efforts to preserve intact its current business organization, keep its physical assets in good working condition, keep available the services of its current officers and employees and preserve its relationships with customers, suppliers and others having business dealings with it to the end that its goodwill and ongoing business shall not be impaired in any material respect. Without limiting the generality of the foregoing, prior to the Effective Time, neither the Company nor any Subsidiary shall, without the prior written consent of the Buyer:

(a) issue, sell, deliver or agree or commit to issue, sell or deliver (whether through the issuance or granting of options, warrants, commitments, subscriptions, rights to purchase or otherwise) or authorize the issuance, sale or delivery of, or redeem or repurchase, any stock of any class or any other securities or any rights, warrants or options to acquire any such stock or other securities (except pursuant to the conversion or exercise of convertible securities, Options or Warrants outstanding on the date hereof), or amend any of the terms of any such convertible securities, Options or Warrants;

(b) split, combine or reclassify any shares of its capital stock; or declare, set aside or pay any dividend or other distribution (whether in cash, stock or property or any combination thereof) in respect of its capital stock;

(c) create, incur or assume any debt not currently outstanding (including obligations in respect of capital leases) other than from the Buyer pursuant to that certain loan agreement dated the date hereof; assume, guarantee, endorse or otherwise become liable or responsible (whether directly, contingently or otherwise) for the obligations of any other person or entity; or make any loans, advances or capital contributions to, or investments in, any other person or entity;

(d) enter into, adopt or amend any Employee Benefit Plan or any employment or severance agreement or arrangement of the type described in Section 2.22(j) or (except for normal increases in the Ordinary Course of Business) increase in any manner the compensation or fringe benefits of, or materially modify the employment terms of, its directors, officers or employees, generally or individually, or pay any benefit not required by the terms in effect on the date hereof of any existing Employee Benefit Plan;

(e) acquire, sell, lease, encumber or dispose of any assets or property (including without limitation any shares or other equity interests in or securities of any Subsidiary or any corporation, partnership, association or other business organization or division thereof), other than purchases and sales of assets in the Ordinary Course of Business;

(f)  Amend its Certificate of Incorporation or By-laws;

(g) change in any material respect its accounting methods, principles or practices, except insofar as may be required by a generally applicable change in GAAP;

(h) discharge or satisfy any Security Interest or pay any obligation or liability other than in the Ordinary Course of Business;

(i) mortgage or pledge any of its property or assets or subject any such assets to any Security Interest;

(j) sell, assign, transfer or license any Intellectual Property, other than in the Ordinary Course of Business;

(k) enter into, amend, terminate, take or omit to take any action that would constitute a violation of or default under, or waive any rights under, any material contract or agreement;

(l) make or commit to make any capital expenditure in excess of $10,000 per expenditure or $50,000 in the aggregate;

(m) take any action or fail to take any action permitted by this Agreement with the knowledge that such action or failure to take action would result in (i) any of the representations and warranties of the Company set forth in this Agreement becoming untrue in any material respect or (ii) any of the conditions to the Merger set forth in Article V not being satisfied;

(n) take any action that would jeopardize the treatment of the Merger as a "pooling of interests" for accounting purposes;

(o) agree in writing or otherwise to take any of the foregoing actions; or

(p) make any accrual or promise to pay any bonus or other form of compensation or make any loan to any employee or entity outside the Ordinary Course of Business.

The Parties acknowledge that as a condition to receiving the Buyer's prior written consent in accordance with this Section 4.4, the Buyer and the Company may mutually agree to reduce the Purchase Price.

4.5. FULL ACCESS. The Company shall (and shall cause each Subsidiary to) permit representatives of the Buyer to have full access (at all reasonable times, and in a manner so as not to interfere with the normal business operations of the Company and the Subsidiaries) to all premises, properties, financial and accounting records, contracts, other records and documents, and personnel, of or pertaining to the Company and each Subsidiary. The officers and management of the Company and the Subsidiaries shall cooperate fully with the Buyer's representatives and agents and shall make themselves available to the extent necessary to complete the due diligence process and the Closing. The Company shall, at the request of the Buyer, introduce the Buyer to the principal customers and employees and the Company and the Subsidiaries to facilitate discussions between such persons and the Buyer in regard to the conduct of the business of the Company and the Subsidiaries following the Closing. Notwithstanding the foregoing, the Buyer shall work with and consult with officers of the Company with respect to contacting such employees and customers.

4.6. NOTICE OF BREACHES. The Company shall promptly deliver to the Buyer written notice of any event or development that would (a) render any statement, representation or warranty of the Company in this Agreement (including the Disclosure Schedule) inaccurate or incomplete in any respect, or (b) constitute or result in a breach by the Company of, or a failure by the Company to comply with, any agreement or covenant in this Agreement applicable to such party. No such disclosure shall be deemed to avoid or cure any such misrepresentation or breach.

4.7. EXCLUSIVITY. The Company, Gene Barduson and Vincent Estrada shall not, and the Company shall use its best efforts to cause its Affiliates and each of its officers, directors, employees, representatives and agents not to, directly or indirectly, (a) encourage, solicit, initiate, engage or participate in discussions or negotiations with any person or entity (other than the Buyer) concerning any merger, consolidation, sale of material assets, tender offer, recapitalization, accumulation of Company Shares, proxy solicitation or other business combination involving the Company, any Subsidiary or any division of the Company or any Subsidiary or (b) provide any non-public information concerning the business, properties or assets of the Company or any Subsidiary to any person or entity (other than the Buyer) without the prior written consent of the Buyer other than providing pricing information and information concerning the Company's system architecture to customers and prospective customers in the Ordinary Course of Business. The Company shall immediately notify the Buyer of, and shall disclose to the Buyer all details of, any inquiries, discussions or negotiations of the nature described in the first sentence of this Section 4.7.

4.8. AGREEMENTS FROM CERTAIN AFFILIATES OF THE COMPANY. Concurrently with the execution of this Agreement, the Company shall deliver to the Buyer a list of all persons or entities who are at such time Affiliates of the Company (the "Company Affiliates"). In order to help ensure that the Merger will be accounted for as a

"pooling of interests," that the issuance of Merger Shares will comply with the Securities Act, and that the Merger will be treated as a tax-free reorganization, the Company shall cause each Company Affiliate to execute and deliver to the Buyer, concurrently with the signing of this Agreement, a written agreement substantially in the form attached hereto as EXHIBIT B (the "Affiliate Agreement").

4.9. MONTHLY FINANCIAL STATEMENTS. Promptly as possible following the last day of each month after the date of this Agreement until the Closing Date, and in any event within 15 days after the end of each such month, the Company shall deliver to the Buyer an unaudited consolidated balance sheet of the Company and the Subsidiaries and the related statements of income, retained earnings, stockholders' equity and cash flows for the one-month period then ended (collectively, the "Interim Financial Statements"). The Interim Financial Statements shall, from and after the delivery thereof, constitute part of the "Financial Statements" for purposes of this Agreement.

4.10. NASDAQ NATIONAL MARKET. The Buyer will file all documents required to be filed to list the Merger Shares on the Nasdaq National Market and use its best efforts to effect said listing.

4.11. BLUE SKY APPROVALS. The Buyer will file all documents required to obtain the Blue Sky permits and approvals, if any, required to carry out the transactions contemplated by this Agreement (to the extent required prior to the Effective Time), will pay all expenses incident thereto and will use its best efforts to obtain such permits and approvals; PROVIDED, HOWEVER, that the Buyer shall not be required in connection with this Section 4.11 to qualify as a foreign corporation or execute a general consent to service of process in any jurisdiction.

4.12. HART-SCOTT-RODINO ACT. Each of the Buyer, the Company and the Company Stockholders shall promptly file any Notification and Report Forms and related material that it, he or she may be required to file with the Federal Trade Commission and the Antitrust Division of the United States Department of Justice under the Hart-Scott-Rodino Act, shall use his, her or its best efforts to obtain an early termination of the applicable waiting period, and shall make any further filings or information submissions pursuant thereto that may be necessary, proper or advisable.

4.13. POOLING ACCOUNTING. From and after the date hereof and until the Effective Time, neither the Company nor the Buyer nor any of their respective subsidiaries shall knowingly take any action that is reasonably likely to jeopardize the treatment of the merger as a "pooling of interests" for accounting purposes.

4.14. INDEMNIFICATION OF COMPANY OFFICERS AND DIRECTORS. Buyer shall guarantee and shall cause the Surviving Corporation to maintain and perform the

Company's existing indemnification provisions with respect to present and former directors and officers of the Company for all losses, claims, damages, expenses or liabilities arising out of actions or omissions or alleged actions or omissions in their capacities as directors and/or officers occurring at or prior to the Effective Time to the extent required under the Company's Certificate of Incorporation and Bylaws in effect as of the date hereof and permitted under and consistent with applicable law, for a period of not less than three years after the Effective Time. During the period commencing as of the Effective Time and ending on the third anniversary of the Effective Time, Buyer shall cause to be maintained in effect, for the benefit of present and former directors and officers of the Company, a policy of directors' and officers' liability insurance that is substantially identical in scope and coverage to the directors' and officers' liability insurance policy currently maintained by Company. Prior to the Effective Time, the Company shall obtain a three year tail policy on the Company's directors' and officers' liability insurance policy.

4.15. RESOLUTION OF COMPUTER ISSUE. The Company shall use its best efforts to resolve, to the satisfaction of the Buyer, the Computer Issue within eight weeks of the date of this Agreement. No later than eight weeks after the date of this Agreement, the Company shall provide to the Buyer a certificate (the "Computer Certificate") signed by an officer of the Company setting forth in detail, together with all supporting documentation, the following information: (i) the results of the work to be performed by IKON Office Solutions on the status of the Company's computer systems which shall include a full inventory of the Company's computers and a description of the licenses that are necessary to operate the computers using the Necessary Software (as defined in Section 2.12 of the Disclosure Schedule) for the Minimum Number of Computers (as defined in
Section 2.12 of the Disclosure Schedule); (ii) an itemization of all costs incurred by the Company in connection with the Company's efforts to resolve the Computer Issue; (iii) a description of all steps taken and to be taken by the Company to resolve the Computer Issue; (iv) a description of any claims asserted or threatened to be asserted against the Company in any way related to the Computer Issue; and (v) if the Computer Issue has not been resolved as of the date of delivery of the Computer Certificate, an estimate of the future costs the Company expects to incur on or after the date of such Certificate in connection with the resolution of the Computer Issue which future costs shall include (x) any amounts estimated by IKON Office Solutions or any other mutually agreeable third party plus any other amount equal the additional current retail license fees necessary in order to obtain the Necessary Software for the Minimum Number of Computers that had not been incurred by the Company on the date of the Certificate (the "Compliance Costs") and, (y) if not included in the Compliance Costs, the amount of any threatened or asserted claim in clause (iv) if specified or, if not specified, a reasonable estimate of the maximum amount of any such claim (the "Computer Claim Amount"). The Company shall provide to the Buyer updated Computer Certificates pursuant to Sections 1.5(b)(iii) and 5.2(m) of the Agreement. In the event that the Computer Issue is not fully resolved as of the Closing Date, then such additional number of shares as is equal to sum of (x) 2.7 times the Compliance Costs plus (y) 1.2 times the Computer Claim Amount divided by the Buyer Stock Price shall be deemed to be Escrow Shares instead of Initial Shares and shall be deposited in a special escrow account to be established at Closing (the "Computer Escrow"). In such event, the percentages set forth in Section 1.5(b)(iii) of the Agreement shall automatically be adjusted to reflect that the number of Initial Shares derived from the calculation set forth in the foregoing sentence had become Escrow Shares such that the Escrow Shares shall be deducted from the Initial Shares delivered to each Optionholder and Stockholder at the Closing on a pro rata basis.


                                   Article V

                      CONDITIONS TO CONSUMMATION OF MERGER

5.1. CONDITIONS TO EACH PARTY'S OBLIGATIONS. The respective obligations of each Party to consummate the Merger are subject to the satisfaction of the following conditions:

(a) all applicable waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Act shall have expired or otherwise been terminated;

(b) this Agreement and the Merger shall have received the Requisite Stockholder Approval; and

(c) no action, suit or proceeding shall be pending or threatened by or before any Governmental Entity wherein an unfavorable judgment, order, decree, stipulation or injunction would (i) prevent consummation of any of the transactions contemplated by this Agreement, (ii) cause any of the transactions contemplated by this Agreement to be rescinded following consummation or (iii) affect adversely the right of the Buyer to own, operate or control any of the assets and operations of the Surviving Corporation and the Subsidiaries following the Merger, and no such judgment, order, decree, stipulation or injunction shall be in effect.

5.2. CONDITIONS TO OBLIGATIONS OF THE BUYER AND THE TRANSITORY SUBSIDIARY. The obligation of each of the Buyer and the Transitory Subsidiary to consummate the Merger is subject to the satisfaction of the following additional conditions:

(a) the number of Dissenting Shares shall not exceed 5% of the number of outstanding Company Shares as of the Effective Time;

(b) the Company and the Subsidiaries shall have obtained (i) all of the waivers, permits, consents, approvals or other authorizations, and effected all of the registrations, filings and notices, referred to in the first sentence of Section 4.2;

(c) the representations and warranties of the Company set forth in Article II shall be true and correct in all material respects when made on the date hereof and shall be true and correct in all material respects as of the Effective Time as if made as of the Effective Time, except for (i) representations and warranties made as of a specific date, which shall be true and correct in all material respects as of such date and (ii) any breach or noncompliance resulting from occurrences or developments between the date of this Agreement and the Effective Time which are (x) not material to the Company and the Subsidiaries, taken as a whole, or (y) not material to that segment of the business of the Company and the Subsidiaries serviced on the Company's proprietary network;

(d) the Company shall have performed or complied with its agreements and covenants required to be performed or complied with under this Agreement as of or prior to the Effective Time in all material respects;

(e) the Company shall have delivered to the Buyer and the Transitory Subsidiary a certificate (without qualification as to knowledge or materiality or otherwise) to the effect that each of the conditions specified in clauses (b) and (c) of Section 5.1 and clauses (a) through (d) of this Section 5.2 is satisfied in all respects;

(f) the Buyer and the Transitory Subsidiary shall have received from Pillsbury Madison & Sutro LLP, counsel to the Company, an opinion substantially in the form attached hereto as EXHIBIT C, addressed to the Buyer and the Transitory Subsidiary and dated as of the Closing Date unless such opinion cannot be delivered due to facts, circumstances or events or for a reason that is not material and would not otherwise constitute a failure of a condition under
Section 5.1 or 5.2.

(g) [Intentionally omitted]

(h) the Buyer, the Indemnification Representative and the Escrow Agent shall have entered into the Escrow Agreement in the form attached hereto as EXHIBIT A and such Agreement shall be in full force and effect on the Closing Date in accordance with its terms;

(i) the Buyer shall have received a letter from Ernst & Young LLP, auditors for the Buyer, in a form reasonably satisfactory to the Buyer, dated the Closing Date, to the effect that the Buyer shall be entitled to treat the Merger as a "pooling of interests" for accounting purposes as provided for in Accounting Principles Board Opinion No. 16;

(j)  the  Buyer  and  the   Transitory   Subsidiary   shall  have  received  the
resignations, effective as of the Effective Time, of each director and officer of the

Company and the Subsidiaries specified by the Buyer in writing at least five business days prior to the Closing;

(k) the Buyer shall have received, from all advisors, consultants, accountants, lawyers, investment bankers, brokers, agents and other such professionals, final invoices for fees, services, expenses and other amounts to be paid by the Company or any Subsidiary in connection with the transactions contemplated hereby (such final invoices, together with all invoices previously rendered in connection with this transaction, the "Transaction Invoices");

(l) each holder of an Option shall have delivered to the Company a written instrument providing for the exchange of such Option into a right to receive shares of Buyer Common Stock (if any) prior to the Closing as contemplated by
Section 1.10 and each holder of an Option shall have agreed in writing to be bound by the provisions of this Agreement and the Escrow Agreement prior to the Closing PROVIDED HOWEVER that so long as the Company shall have received such instruments and agreements from holders of an aggregate of 94% of the Options it shall be deemed to have satisfied the condition specified in this Section 5.2(e);

(m) the Company shall have delivered a Computer Certificate dated as of the Closing Date to the Buyer and, if the Computer Issue has not been resolved to Buyer's satisfaction prior to Closing, the parties shall have created the Computer Escrow; and

(n) all actions to be taken by the Company in connection with the consummation of the transactions contemplated hereby and all certificates, opinions, instruments and other documents required to effect the transactions contemplated hereby shall be reasonably satisfactory in form and substance to the Buyer and the Transitory Subsidiary.

5.3. CONDITIONS TO OBLIGATIONS OF THE COMPANY. The obligation of the Company to consummate the Merger is subject to the satisfaction of the following additional conditions:

(a) the representations and warranties of the Buyer and the Transitory Subsidiary set forth in Article III shall be true and correct in all material respects when made on the date hereof and shall be true and correct in all material respects as of the Effective Time as if made as of the Effective Time, except for (i) representations and warranties made as of a specific date, which shall be true and correct in all material respects as of such date and (ii) any breach or noncompliance resulting from occurrences or developments between the date of this Agreement and the Effective Date (other than those which have been publicly disclosed pursuant to filings by the Buyer with the SEC) which are not material to the Buyer;

(b) the Buyer and the Transitory Subsidiary shall have obtained all of the waivers, permits, consents, approvals or other authorizations, and effected all of the registrations, filings and notices, referred in the second sentence of
Section 4.2 hereof;

(c) each of the Buyer and the Transitory Subsidiary shall have performed or complied with its agreements and covenants required to be performed or complied with under this Agreement as of or prior to the Effective Time in all material respects;

(d) there has not been any material adverse change in the business, financial condition or results of operations of the Buyer and its subsidiaries, taken as a whole, since the date of this Agreement;

(e) each of the Buyer and the Transitory Subsidiary shall have delivered to the Company a certificate (without qualification as to knowledge or materiality or otherwise) to the effect that each of the conditions specified in clause (c) of
Section 5.1 and clauses (a) through (d) of this Section 5.3 is satisfied in all respects;

(f) the Company shall have received from the General Counsel to the Buyer and the Transitory Subsidiary, an opinion substantially in the form attached hereto as EXHIBIT D, addressed to the Company and dated as of the Closing Date unless such opinion cannot be delivered due to facts, circumstances or events or for a reason that would not otherwise constitute a failure of a condition under
Section 5.1 or 5.3;

(g) the Buyer, the Indemnification Representative and Escrow Agent shall have entered into the Escrow Agreement in the form attached hereto as EXHIBIT A and such Agreement shall be in full force and effect on the Closing Date in accordance with its terms;

(h) the Buyer and Transitory Subsidiary shall have delivered to the Company a certificate, dated the Closing Date and executed by an executive officer of the Buyer, in substantially the form attached as EXHIBIT E hereto; and

(i) all actions to be taken by the Buyer and the Transitory Subsidiary in connection with the consummation of the transactions contemplated hereby and all certificates, opinions, instruments and other documents required to effect the transactions contemplated hereby shall be reasonably satisfactory in form and substance to the Company.

                                   Article VI

                                 INDEMNIFICATION

6.1. INDEMNIFICATION. The Company Stockholders (including the holders of the Options) shall indemnify the Surviving Corporation and the Buyer (the "Indemnified Persons") in respect of, and hold the Indemnified Persons harmless against, any and all claims, debts, obligations and other liabilities (whether absolute, accrued, contingent, fixed or otherwise, or whether known or unknown, or due or to become due or otherwise), monetary damages, fines, fees, Taxes, penalties, interest obligations, deficiencies, losses and expenses (including without limitation amounts paid in settlement, interest, court costs, costs of investigators, reasonable fees and expenses of attorneys, accountants, financial advisors and other experts, and other expenses of litigation) incurred or suffered by the Indemnified Persons or any Affiliate thereof ("Damages"):

(a) resulting from, relating to or constituting any misrepresentation, breach of warranty or failure to perform any covenant or agreement of the Company contained in this Agreement or in the Certificates delivered pursuant to Section 5.2(e) or Section 5.2(m), PROVIDED, that any indemnity for Damages relating to Taxes shall be determined in accordance with Article VII hereof;

(b) resulting from or relating to any failure of any Company Stockholders to have good, valid and marketable title to the issued and outstanding Company Shares held by such Company Stockholders, free and clear of all liens, claims, pledges, options, adverse claims or charges of any nature whatsoever;

(c) resulting from or relating to any claim by a stockholder or former stockholder of the Company, or any other person or Business Entity, seeking to assert, or based upon: (i) ownership or rights to ownership of any shares of stock of the Company; (ii) any rights of a stockholder (other than the right to receive the Merger Shares pursuant to this Agreement or appraisal rights under the applicable provisions of the Delaware General Corporation Law), including any option, preemptive rights or rights to notice or to vote; (iii) any rights under the Certificate of Incorporation or By-laws of the Company; or (iv) any claim that his, her or its shares were wrongfully repurchased by the Company;

(d) resulting from or relating to the complaint filed by Michelle Stuckey against the Company alleging damages from violation of the Family and Medical Leave Act and the Fair Labor Standards Act or the alleged actions of the Company set forth in such complaint;

(e) resulting from or relating to any claim against the Company or any Subsidiary relating to the alleged failure to pay employment related taxes for any employee or independent contractor of the Company or any Subsidiary; or

(f) resulting from or relating to any claim against the Company or any Subsidiary relating in any way to the Computer Issue (except that such claims shall first be made against amounts to be held in the Computer Escrow if a Computer Escrow is established).

6.2. METHOD OF ASSERTING CLAIMS.

(a) All claims for  indemnification  by an Indemnified  Person  pursuant to this
Article VI shall be made in accordance with the provisions of the Escrow Agreement.

(b) The Indemnified Person shall give prompt written notification to the Indemnification Representative of the commencement of any action, suit or proceeding relating to a third party claim for which indemnification pursuant to this Article VI may be sought; provided, however, that no delay on the part of the Indemnified Person in notifying the Indemnification Representative shall relieve the Company Stockholders of any liability or obligation hereunder except to the extent of any damage or liability caused by or arising out of such delay. Within 20 days after delivery of such notification, the Indemnification Representative may, upon written notice thereof to the Indemnified Person, assume control of the defense of such action, suit or proceeding with counsel reasonably satisfactory to the Indemnified Person, provided (i) the Indemnification Representative acknowledges in writing to the Indemnified Person, on behalf of the Company Stockholders, that any damages, fines, costs or other liabilities that may be assessed against the Indemnified Person in connection with such action, suit or proceeding constitute Damages for which the Indemnified Person shall be entitled to indemnification pursuant to this Article VI, (ii) the third party seeks monetary damages only, and (iii) an adverse resolution of the third party's claim would not have a material adverse effect on the goodwill or the reputation of the Indemnified Person or the business, operations or future conduct of the Indemnified Person. If the Indemnification Representative does not so assume control of such defense, the Indemnified
Person shall control such defense. The party not controlling such defense may participate therein at its own expense; provided that if the Indemnification Representative assumes control of such defense and the Indemnified Person reasonably concludes that the indemnifying parties and the Indemnified Person have conflicting interests or different defenses available with respect to such action, suit or proceeding, the reasonable fees and expenses of counsel to the Indemnified Person shall be considered "Damages" for purposes of this Agreement. The party controlling such defense shall keep the other party advised of the status of such action, suit or proceeding and the defense thereof and shall consider in good faith recommendations made by the other party with respect thereto.  The  Indemnified  Person  shall  not agree to any  settlement  of such action, suit or proceeding without the prior written consent of the Indemnification Representative, which shall not be unreasonably withheld or delayed. The Indemnification Representative shall not agree to any settlement of or the entry of a judgment in any action, suit or proceeding without the prior written consent of the Indemnified Person, which shall not be unreasonably withheld (it being understood that it is reasonable to withhold such consent if, among other things, the settlement or the entry of a judgment (A) lacks a complete release of the Indemnified Person for all liability with respect thereto or (B) imposes any liability or obligation on the Indemnified Person).

6.3. SURVIVAL.

(a) Unless otherwise specified in this Section 6.3 or elsewhere in this Agreement, all provisions of this Agreement shall survive the Closing and the consummation of the transactions contemplated hereby and shall continue forever in full force and effect in accordance with their terms.

(b) The representations and warranties of the Company set forth in Article II above or in any other location in this Agreement, including the certificate delivered by the Company pursuant to Section 5.2(e) hereof, and the indemnification obligations set forth in this Article VI:

(i) shall survive the Closing and the consummation of the transactions contemplated hereby and continue until the first anniversary of the Closing Date;

(ii) shall not be affected by any examination made for or on behalf of the Buyer or the knowledge of any of the Buyer's officers, directors, stockholders, employees or agents.

Notwithstanding the foregoing, the indemnification obligations set forth in this Article VI specified in Sections 6.1(d) and (e) and, in the event a Computer Escrow is established, Section 6.1(f) shall continue until the expiration of the later of the applicable statute of limitations or the final resolution by settlement, judicial resolution or other resolution of any claim asserted pursuant to the foregoing Sections. For purposes of the indemnification obligations set forth in this Article VI specified in Section 6.1(d), such number of shares having a Fair Market Value (as defined in the Escrow Agreement) of $150,000 shall remain in escrow under the Escrow Agreement until the final resolution by settlement, judicial resolution or other resolution of any claim asserted pursuant to the foregoing Section prior to the third anniversary of the Closing Date. For purposes of the indemnification obligations set forth in this
Article VI specified in Section 6.1(e), such number of shares having a Fair Market Value of $200,000 shall remain in escrow under the Escrow Agreement until the later of (i) the third anniversary of the Closing Date or (ii) the final resolution by settlement, judicial resolution or other resolution of any claim asserted pursuant to Section 6.1(e) prior to the third anniversary of the Closing Date.

(c) The date on which any particular representation, warranty or indemnification obligation of the Company and/or each of the Company Stockholders terminates shall be referred to herein and in the Escrow Agreement as the "Termination Date." If a notice of a claim is given in accordance with the notice provisions of this Agreement or the Escrow Agreement before the Termination Date, then (notwithstanding the occurrence of the Termination Date) the representation, warranty or indemnification obligation applicable to such claim shall survive until, but only for purposes of, the resolution of such claim.

6.4. LIMITATIONS.

(a) Notwithstanding  anything to the contrary herein, except as provided in this
Section 6.4, (a) the aggregate liability of the Company Stockholders for Damages under this Article VI shall not exceed the fair market value of the Escrow Property (as defined in the Escrow Agreement), as determined in accordance with the Escrow Agreement and (b) the Company Stockholders shall not be liable under this Article VI unless and until the aggregate Damages exceed $100,000 (at which point the Company Stockholders shall become liable for all Damages, in excess of $20,000). No Company Stockholder shall have any right of contribution against the Company with respect to any breach by the Company of any of its representations, warranties, covenants or agreements.

(b) The Buyer's recourse for Damages under Article VII and Sections 1.5(b)(vii), 6.1(b), (c), (d) and (e) and 10.11 shall not be subject to the limitations set forth in Section 6.4(a). In the event that a Computer Escrow is established, the Buyer's recourse for Damages under Section 6.1(f) shall not be subject to the limitations set forth in 6.4(a).


                                  Article VII

                                   TAX MATTERS

7.1. PREPARATION AND FILING OF TAX RETURNS.


(a) The Company at the direction of the Company Stockholders shall cause to be accurately prepared and timely filed all Tax Returns required to be filed
(taking into account extensions) prior to the Closing Date with respect to the Company and any Subsidiaries or in respect of their businesses, assets or operations.

(b) The Buyer shall prepare and timely file or shall cause to be prepared and timely filed all other Tax Returns with respect to the Company and any Subsidiaries or in respect of their businesses, assets or operations.

7.2. TAX INDEMNIFICATION BY THE COMPANY STOCKHOLDERS.

(a) The Company Stockholders shall indemnify the Buyer in respect of, and hold the Buyer harmless, on an after-Tax basis, against the following Taxes with respect to the Company and the Subsidiaries to the extent such Taxes exceed the accruals or reserves for Taxes set forth on the Closing Balance Sheet and the amount of any estimated Tax payments made on or before the Closing Date (to the extent they had not been applied on or before the Closing Date):

(i) Any and all Taxes due and payable by the Company or any Subsidiaries for any taxable period that ends (or is deemed pursuant to Section 7.3(b) to end) on or before the Closing Date; and

(ii) Any sales, use, transfer, stamp, conveyance, value added, recording, registration, documentary, filing or other Taxes and fees, whether levied on the Buyer, the Company Stockholders, the Company, a Subsidiary or any of their respective Affiliates, resulting from the Merger or otherwise on account of this Agreement or the transactions contemplated hereby.

(b) Amounts payable pursuant to this Section 7.2 shall be computed after taking into account all Tax consequences to the Buyer (or its Affiliates) of (i) the receipt of (or the right to receive) the indemnification payment and (ii) the incurrence of the liability that gave rise to the right to receive the indemnification payment. Thus, it is the intention of the Parties that the Buyer be held harmless with respect to the liability that gave rise to the right to the indemnification payment on an after-Tax basis.

(c) All claims for indemnification pursuant to this Article VII shall be made in accordance with Section 6.2 hereof.

7.3. ALLOCATION OF CERTAIN TAXES.

(a) The Buyer and the Company Stockholders agree that if the Company or any Subsidiary is permitted but not required under applicable foreign, state or local Tax laws to treat the Closing Date as the last day of a taxable period, the Buyer and the Company Stockholders shall treat such day as the last day of a taxable period.

(b) Any Taxes for a taxable period ending after the Closing Date with respect to the Company and/or any Subsidiary shall be the obligation of the

Buyer, the Company and/or any Subsidiary, and the Taxes for such period shall be apportioned for the purpose of Section 7.2 based on the actual operations of the Company and/or any Subsidiaries, as the case may be, during the portion of such period ending on (and including) the Closing Date, if any, and the portion of such period beginning on the day following the closing Date, and for purposes of the provision of Section 7.2, each portion of such period shall be deemed to be a taxable period (whether or not it is in fact a taxable period).

7.4. [Intentionally omitted]


7.5. COOPERATION ON TAX MATTERS. The Buyer and the Company Stockholders and their respective Affiliates shall cooperate in the preparation of all Tax Returns for any Tax periods for which one Party could reasonably require the assistance of the other Party or Parties in obtaining any necessary information.

7.6. TERMINATION OF TAX-SHARING AGREEMENTS. All Tax sharing agreements or similar arrangements with respect to or involving the Company and its Subsidiaries shall be terminated prior to the Closing Date and, after the Closing Date, the Company and its Subsidiaries shall not be bound thereby or have any liability thereunder for amounts due in respect of periods ending on or before the Closing Date.


                                  Article VIII

                                   TERMINATION

8.1. TERMINATION OF AGREEMENT. The Parties may terminate this Agreement prior to the Effective Time (whether before or after Requisite Stockholder Approval) as provided below:

(a) the Parties may terminate this Agreement by mutual written consent;

(b) the Buyer may terminate this Agreement by giving written notice to the Company in the event the Company is in breach, and the Company may terminate this Agreement by giving written notice to the Buyer and the Transitory Subsidiary in the event the Buyer or the Transitory Subsidiary is in breach, of
(i) any representation or warranty, such that the condition specified in Section 5.2(c), in the case of a breach by the Company or in Section 5.3(a), in the case of a breach by the Buyer or the Transitory Subsidiary, would not be satisfied at the Effective Time if the Effective Time were the date of the notice, or (ii) any material covenant contained in this Agreement, and, in the event such breach can be remedied, such breach is not remedied within 30 days of delivery of written notice thereof;

(c) any Party may terminate this Agreement by giving written notice to the other Parties at any time after the Company Stockholders have voted on whether to approve this Agreement and the Merger in the event this Agreement and the Merger failed to receive the Requisite Stockholder Approval;

(d) the Buyer may terminate this Agreement by giving written notice to the Company if the Closing shall not have occurred on or before January 30, 1999 by reason of the failure of any condition precedent under Section 5.1 or 5.2 hereof (unless the failure results primarily from a breach by the Buyer or the Transitory Subsidiary of any representation, warranty or covenant contained in this Agreement); or

(e) the Company may terminate this Agreement by giving written notice to the Buyer and the Transitory Subsidiary if the Closing shall not have occurred on or before January 30, 1999 by reason of the failure of any condition precedent under Section 5.1 or 5.3 hereof (unless the failure results primarily from a breach by the Company, any Subsidiary or any Company Stockholder of any representation, warranty or covenant contained in this Agreement).

(f) [Intentionally omitted]

(g) the Buyer may terminate this Agreement if the Buyer Stock Price is less than $35.00 per share (subject to equitable adjustment in the event of any Recapitalization).

8.2. EFFECT OF TERMINATION.  If any Party terminates this Agreement  pursuant to
Section 8.1 or otherwise, all obligations of the Parties hereunder shall terminate without any liability of any Party to any other Party (except as expressly set forth in Section 8.3). Without limiting the foregoing, in the event of termination of this Agreement, there shall be no liability or obligation on the part of the Company, the Buyer or the Transitory Subsidiary or their respective officers, directors, stockholders or affiliates, except as expressly set forth in Section 8.3.

8.3. TERMINATION FEES.


(a) Except as set forth in Sections 8.3(b) and 8.3(c), all fees and expenses incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the Party incurring such expenses, whether or not the Merger is consummated; provided, however, that the Company and the Buyer shall share equally all fees and expenses, other than attorneys' fees, incurred in relation to the printing and filing of the Registration Statement (including financial statements and exhibits) and any amendments or supplements.

(b) Notwithstanding paragraph (a) above, the Company shall reimburse the Buyer for all expenses of the Buyer and the Transitory Subsidiary actually incurred relating to the transactions contemplated by this Agreement prior to termination (including but not limited to, fees and expenses of the Buyer's accountants, financial advisors and counsel) up to a maximum amount of $75,000 upon the earlier to occur of the following events:

(i) the termination of this Agreement by the Buyer pursuant to Section 8.1(b) after a breach by the Company; or

(ii) the termination of this Agreement by any Party pursuant to Section 8.1(c).

(c) Notwithstanding paragraph (a) above, the Buyer shall reimburse the Company for all expenses actually incurred by the Company relating to the transactions contemplated by this Agreement prior to termination (including but not limited to, fees and expenses of the Company's accountants, financial advisors and counsel) up to a maximum amount of $75,000 upon the earlier to occur of the following events:

(i) the termination of this Agreement by the Company pursuant to Section 8.1(b) after a breach by the Buyer or the Transitory Subsidiary; or

(ii) the termination of this Agreement by the Buyer pursuant to Section 8.1(g).

(d) Notwithstanding paragraph (a) above, the Buyer shall deliver to the Company the sum of $1,500,000 and the Company shall deliver to the Buyer in exchange therefor 750,000 shares of the Company's Series A-1 Preferred Stock and warrants to purchase 508,500 shares of the Company's Common Stock at an exercise price of $.20 per share, which warrants shall be exercisable at any time during the period of seven years commencing on the Effective Date upon the earlier to occur of the following events:

(i) the termination of this Agreement by the Company pursuant to Section 8.1(b) after a breach by the Buyer or the Transitory Subsidiary; or

(ii) the termination of this Agreement by the Buyer pursuant to Section 8.1(g).

(e) This Section 8.3 shall be the exclusive remedy of the Parties in the event of termination of this Agreement. In no event shall any Party be liable to the other Party for any consequential or other damages arising from the termination, for any reason, of this Agreement.

                                   Article IX

                                  DEFINITIONS

         For purposes of this Agreement, each of the following defined terms is defined in the Section of this Agreement indicated below.


Defined Term                                                Section
------------                                                -------

Affiliate                                                   2.15(a)(vii)
Affiliate Agreement                                         4.8
Balance Sheet Date                                          2.6
Business Entity                                             2.4
Buyer                                                       Introduction
Buyer Common Stock                                          1.5(b)(i)
Buyer Reports                                               3.5
Buyer Stock Price                                           1.5(b)
CERCLA                                                      2.23(a)
Certificate of Merger                                       1.1
Certificates                                                1.3
Clause A Quotient                                           1.5(b)(i)
Clause B Quotient                                           1.5(b)(i)
Closing                                                     1.2
Closing Balance Sheet                                       1.9
Closing Date                                                1.2
Code                                                        Introduction
Company                                                     Introduction
Company Affiliates                                          4.8
Company Shares                                              1.5(a)
Company Special Meeting                                     4.3(d)
Company Stockholder                                         1.5(b)
Compliance Costs                                            4.15
Computer Claim Amount                                       4.15
Computer Escrow                                             4.15
Computer Expenses                                           1.5(b)(vii)
Computer Issue                                              Section 2.12 of
                                                            Disclosure Statement
Computer Certificate                                        4.15




Defined Term                                                Section
------------                                                -------

Contracts                                                   2.15(b)
Conversion Ratio                                            1.5(b)
Corporate Subsidiary                                        2.5(a)
Damages                                                     6.2(b)
Disclosure Schedule                                         Article II
Dissenting Shares                                           1.6(a)
Effective Time                                              1.1
Employee Benefit Plan                                       2.22(a)
Environmental Law                                           2.23(a)
ERISA                                                       2.22(a)
ERISA Affiliate                                             2.22(a)
Escrow Agreement                                            1.3
Escrow Agent                                                1.3
Escrow Shares                                               1.5(b)(iii)
Exchange Act                                                3.4
Facility                                                    4.11
Financial Statements                                        2.6
GAAP                                                        1.9
Governmental Entity                                         2.4
Indemnification Representative                              1.3
Indemnified Persons                                         6.1
Initial Shares                                              1.5(b)(iii)
Intellectual Property                                       2.12(a)
Intended Uses                                               2.11(a)
Interim Financial Statements                                4.9
Materials of Environmental Concern                          2.23(b)
Merger                                                      1.1
Merger Shares                                               1.5(b)(iii)
Most Recent Balance Sheet                                   2.6
Optionholder Initial Shares                                 1.5(b)(iii)
Optionholder Escrow Shares                                  1.5(b)(iii)
Option Shares                                               1.5(b)(ii)
Options                                                     1.10(a)
Ordinary Course of Business                                 2.4
Partnership Subsidiary                                      2.5(b)



Defined Term                                                Section
------------                                                -------

Party                                                       Introduction
Permit                                                      2.25
Personal Property                                           2.10(b)
Purchase Price                                              1.5(b)
Purchase Price Adjustment Closing Certificate               1.5(b)(vii)
Recapitalization                                            1.5(b)(i)
Registration Statement                                      2.36
Related Party Transactions                                  2.26
Requisite Stockholder Approval                              2.3
SEC                                                         2.36
Securities Act                                              2.2
Security Interest                                           2.4
Stockholder Initial Shares                                  1.5(b)(iii)
Stockholder Escrow Shares                                   1.5(b)(iii)
Subsidiary                                                  2.4
Surviving Corporation                                       1.1
Taxes                                                       2.9(a)
Tax Returns                                                 2.9(a)
Termination Date                                            6.3(c)
Transaction Invoices                                        10.12
Transitory Subsidiary                                       Introduction
Warrants                                                    1.10(b)



                                   Article X

                                  MISCELLANEOUS

10.1. PRESS RELEASES AND ANNOUNCEMENTS. No Party shall issue any press release or public disclosure relating to the subject matter of this Agreement without the prior written approval of the other Parties; PROVIDED, HOWEVER, that any Party may make any public disclosure it believes in good faith is required by law or regulation (in which case the disclosing Party shall advise the other Parties and provide them with a copy of the proposed disclosure prior to making the disclosure); PROVIDED; FURTHER, that following the Closing, the Buyer may issue any press release or make public disclosure relating to the subject matter of this Agreement without the consent of the other Parties.

10.2. NO THIRD PARTY BENEFICIARIES. This Agreement shall not confer any rights or remedies upon any person other than the Parties and their respective successors and permitted assigns; PROVIDED, HOWEVER, that (a) the provisions in
Article I concerning issuance of the Merger Shares and the representations and warranties of the Buyer and the Transitory Subsidiary set forth in Article III hereof are intended for the benefit of the Company Stockholders.

10.3. ENTIRE AGREEMENT. This Agreement, including the Exhibits and Schedules attached hereto and the documents referred to herein, (together with the loan agreement and related documents dated the date hereof relating to certain interim financing to be provided to the Company by the Buyer), constitute the entire agreement among the Parties and supersede any prior understandings, agreements, or representations by or among the Parties, written or oral, with respect to the subject matter hereof.

10.4. SUCCESSION AND ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the Parties named herein and their respective successors and permitted assigns. No Party may assign either this Agreement or any of its rights, interests, or obligations hereunder without the prior written approval of the other Parties; provided that the Transitory Subsidiary may assign its rights, interests and obligations hereunder to an Affiliate of the Buyer and, after the Closing, the Buyer may assign its rights, interests and obligations hereunder to an Affiliate of the Buyer.

10.5. COUNTERPARTS. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

10.6.  HEADINGS.  The section headings  contained in this Agreement are inserted
for  convenience   only  and  shall  not  affect  in  any  way  the  meaning  or interpretation of this Agreement.

10.7. NOTICES. All notices, requests, demands, claims, and other communications hereunder shall be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly delivered two business days after it is sent by registered or certified mail, return receipt requested, postage prepaid, or one business day after it is sent via a reputable nationwide overnight courier service, in each case to the intended recipient as set forth below:

If to the Company:                              Copy to:
------------------                              --------
EDiX Corporation                                Thomas E. Sparks, Esq.
4250 Executive Square                           Pillsbury Madison & Sutro LLP
Suite 850                                       235 Montgomery Street
La Jolla, California 92037                      San Francisco, California 94104
                                   and
                                                Joel D. Liffmann
                                                Oracle Partners, L.P.
                                                712 Fifth Avenue
                                                New York, New York  10019

If to the Buyer:                                Copy to:
----------------                                --------
IDX Systems Corporation                         Robert W. Baker, Jr., Esq.
1400 Shelburne Road                             IDX Systems Corporation
P.O. Box 1070                                   1400 Shelburne Road
Burlington, Vermont 05402-1070                  P.O. Box 1070
Attn:  President                                Burlington, Vermont 05402-1070

If to the Transitory Subsidiary:                Copy to:
--------------------------------                --------
IDX Systems Corporation                         Robert W. Baker, Jr., Esq.
1400 Shelburne Road                             IDX Systems Corporation
P.O. Box 1070                                   1400 Shelburne Road
Burlington, Vermont 05402-1070                  P.O. Box 1070
Attn:  President                                Burlington, Vermont 05402-1070

Any Party may give any notice, request, demand, claim, or other communication hereunder using any other means (including personal delivery, expedited courier, messenger service, telecopy, telex, ordinary mail, or electronic mail), but no such notice, request, demand, claim, or other communication shall be deemed to have been duly given unless and until it actually is received by the party for whom it is intended. Any Party may change the address to which notices, requests, demands, claims, and other communications hereunder are to be delivered by giving the other Parties notice in the manner herein set forth.

10.8. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of Delaware.

10.9. AMENDMENTS AND WAIVERS. The Parties may mutually amend any provision of this Agreement at any time prior to the Effective Time; PROVIDED,

HOWEVER, that any amendment effected subsequent to the Requisite Stockholder Approval shall be subject to the restrictions contained in the Delaware General Corporation Law. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by all of the Parties. No waiver by any Party of any default, misrepresentation, or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation, or breach of warranty or covenant hereunder or affect in any way any rights arising by virtue of any prior or subsequent such occurrence.

10.10. SEVERABILITY. Any term or provision of this Agreement that is invalid or unenforceable in any situation in any jurisdiction shall not affect the validity or enforceability of the remaining terms and provisions hereof or the validity or enforceability of the offending term or provision in any other situation or in any other jurisdiction. If the final judgment of a court of competent jurisdiction declares that any term or provision hereof is invalid or unenforceable, the Parties agree that the court making the determination of invalidity or unenforceability shall have the power to reduce the scope, duration, or area of the term or provision, to delete specific words or phrases, or to replace any invalid or unenforceable term or provision with a term or provision that is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision, and this Agreement shall be enforceable as so modified after the expiration of the time within which the judgment may be appealed.

10.11. EXPENSES. Except as set forth in the Escrow Agreement and in Section 8.3, each of the Parties shall bear its own costs and expenses (including fees and expenses of their respective legal, accounting and financial advisors) incurred in connection with this Agreement and the transactions contemplated hereby and all fees and expenses incurred by the Company or its Subsidiaries in connection with this Agreement and the transactions contemplated hereby, including without limitation those set forth on the Transaction Invoices, shall be set forth as liabilities on the Closing Balance Sheet. If the Acquisition is consummated, the Company and the Subsidiaries shall not incur fees and expenses of legal, accounting and financial advisors in connection with the Merger in excess of the amounts set forth in Section 10.11 of the Disclosure Schedule, and any fees and expenses incurred by the Company and the Subsidiaries in excess of such amounts shall be recovered by the Buyer pursuant to the Escrow Agreement without regard to the provisions of the first sentence of Section 6.4(a).

10.12. SPECIFIC PERFORMANCE. Each of the Parties (including without limitation for purposes of this Section 10.12 the stockholders of the Company signing this Agreement) acknowledges and agrees that one or more of the other Parties would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms or otherwise are breached.

Accordingly, each of the Parties agrees that the other Parties shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the Parties and the matter (subject to the provisions of Section 10.13), in addition to any other remedy to which it may be entitled, at law or in equity.

10.13. SUBMISSION TO JURISDICTION. Each of the Parties (a) submits to the jurisdiction of any state or federal court sitting in Vermont in any action or proceeding arising out of or relating to this Agreement, (b) agrees that all claims in respect of the action or proceeding may be heard and determined in any such court, and (c) agrees not to bring any action or proceeding arising out of or relating to this Agreement in any other court. Each of the Parties waives any defense of inconvenient forum to the maintenance of any action or proceeding so brought and waives any bond, surety or other security that might be required of any other Party with respect thereto. Any Party may make service on another Party by sending or delivering a copy of the process to the Party to be served at the address and in the manner provided for the giving of notices in Section
10.7. Nothing in this Section 10.13, however, shall affect the right of any Party to serve legal process in any other manner permitted by law.

10.14. CONSTRUCTION. The language used in this Agreement shall be deemed to be the language chosen by the Parties hereto to express their mutual intent, and no rule of strict construction shall be applied against any Party. Any reference to any federal, state, local, or foreign statute or law shall be deemed also to refer to all rules and regulations promulgated thereunder, unless the context requires otherwise.

10.15. INCORPORATION OF EXHIBITS AND SCHEDULES. The Exhibits and Schedules identified in this Agreement are incorporated herein by reference and made a part hereof.

         IN WITNESS WHEREOF, the Parties hereto have executed this Agreement as of the date first above written.


                                            IDX SYSTEMS CORPORATION


                                            By:/S/ JOHN A.KANE
                                               ---------------------------------
                                            Title:  CFO
                                                  ------------------------------



                                            UNDERWOOD ACQUISITION CORP.


                                            By:/S/ JOHN A. KANE
                                               --------------------------------
                                            Title:  PRESIDENT
                                                  ------------------------------



                                            EDiX CORPORATION


                                            By:/S/ Gene Barduson
                                               ---------------------------------

                                            Title: CHIEF EXECUTIVE OFFICER
                                                 ------------------------------