Form 10-K
period 1998-12-31
IDX SYSTEMS CORP
filed 1999-03-31
CIK 1001185

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             --------------------
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For The Year Ended December 31, 1998     Commission File No. 0-26816
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

                              Yes     X      No   _____
                                  --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $184,044,861 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 19, 1999.

     Number of shares outstanding of the registrant's class of Common Stock as of March 19, 1999: 26,675,957.

     Documents incorporated by reference:
     Proxy Statement for the 1999 Annual Meeting of Stockholders--Part II and
Part III
================================================================================

                                     PART I

Item 1.   Business

Overview

     IDX is a leading provider of healthcare information solutions in the United States. IDX offers healthcare information solutions that include software, hardware, and related services required by physician groups, management services organizations (MSOs), hospitals, and integrated delivery networks (IDNs). IDX solutions enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality.

     IDX solutions are packaged as the IDXtendR(TM) @ the Site Series, where the Site corresponds to settings across the care continuum: IDXtendRTM @ the Group Practice, IDXtendR(TM) @ the MSO, IDXtendR(TM) @ the Hospital, and IDXtendRTM @ IDN. The IDXtendR product line employs relational, scaleable, client/server architecture and provides both ambulatory and hospital capabilities. In February 1999, IDX announced the general release of a new product line--IDXsite(TM), a web-based practice management system that includes integrated financial, administrative, and managed care applications for mid-size physician organizations. IDXsite and the Clinical Management System module of IDXtendR together provide a comprehensive solution for the mid-size physician group market segment. IDXsite is built on a multi-tier web-based platform engineered using Microsoft (R) Enterprise Suite, including Microsoft SQL server and Windows(R) NT.

     As of February 28, 1999 IDX's systems were used by, or were under contract to be used by, more than 110,000 physicians and were installed at over 1,650 client sites, including approximately 250 large physician group practices, those generally with more than 75 physicians, more than 530 physician practices which have 75 or fewer physicians, over 270 hospitals and 205 IDNs.

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

     Over the past decade, individual physicians, physician groups and other ambulatory care providers joined and affiliated with other physicians, managed care organizations, hospitals and other enterprises to form larger healthcare organizations known as IDNs. These organizations have been formed to manage the continuum of healthcare services for population groups across both inpatient and ambulatory settings to improve quality and reduced costs for patients and members. IDNs enter into contracts with payers that cover a wide spectrum of terms--from a managed care contract that defines the terms under which care is administered and fixes the amount of payment for each covered person to contracts that resembles the more traditional indemnity or fee-for-service model.

     Regardless of the payment or insurance model, care providers are challenged to improve the quality of care and reduce the associated cost at the same time. To meet this challenge, care delivery organizations must organize their businesses to efficiently manage patient care and other workflow processes that can extend across multiple care locations and business entities. Management believes a key operational principle for healthcare organizations will be to control and influence the complete treatment during an episode (or entire lifetime) of care, regardless of the organization's legal structure or sources of payment for care. The Company expects that healthcare organizations, including group practices, clinics, hospitals, and IDNs, will focus closely on the role that physicians play in determining the cost and quality of care. Whether the physician is a part of a tightly integrated IDN, a solo or small practice in a rural area, or a virtual IDN, coordinating care will be a significant factor in controlling costs and providing high-quality care. IDX believes that using web technology on the physician desktop will play a significant role in helping physicians, who control the majority of healthcare resources, to coordinate care across the continuum. The Company's use of web technology will simplify integrated access by physicians and other users to medical knowledge bases and trading partners, as well as traditional software applications for automating care. The ability to deliver web technology products and access to third party applications and services is the result of the Company's recent adoption of the IDX Target Architecture(TM), which provides a standard for new IDX products and migrating existing IDX products to web technology over time. Management expects the use of the IDX Target Architecture will provide benefits to healthcare organizations, including a lower total cost of ownership, simplified system management, and a standard user interface across applications and locations.

     IDX expects care delivery organizations to use technology as a means to attract and retain physicians to their organizations and that such organizations will use technology to differentiate themselves. Management believes that the most attractive technology solutions for physicians will involve systems that connect them to financial, clinical, and administrative information and manage patient flow processes for physicians at their desktops. While IDNs and physician groups continue to look to integrated application systems to provide enterprise-wide solutions, the process of selecting and implementing such solutions is time-consuming and expensive. Large healthcare organizations require technology solutions that not only deliver high-performance computing in environments with thousands of concurrent computer users, but also deliver a lower total cost of ownership, improved organizational workflow, improved information access, and a portal to web-based information and services. The possibility of connecting disparate systems through low-cost web-technology has to potential to accelerate implementation of enterprise-wide solutions, thereby changing the information system strategies of many large IDNs. Management believes this potential represents an opportunity for IDX.

     The healthcare information systems market is highly fragmented, with over 1,300 vendors. It is estimated that the market, worth an estimated $17.1 billion in 1998, could grow to as much as $21.1 billion by the year 2000. Healthcare organizations are transitioning to new platforms and newer technologies in a migration over time toward the implementation of enterprise-wide, patient-centered computing systems leading to the computerized medical record. These organizations cannot afford significant downtime or re-education, or the risk of choosing a system which has not proven its ability to handle high-volume transaction processing with continuous dependability. IDX believes that successful vendors in this market will have a large existing client base and offer the high-quality, integrated and web-enabled products, and value-added services needed to expand and support clients throughout this evolution process.


Strategy

     IDX seeks to maximize value for its clients by delivering information systems that are designed to improve the quality and reduce the cost of healthcare delivery. The IDX strategy is to build on its success as a leading ambulatory systems vendor and to build on the strength of the LastWord acute care clinical system to provide comprehensive information systems solutions for IDNs and other healthcare organizations. The IDX solution anticipates evolutionary change in the organizational structure of IDNs and provides the connectivity and information sharing functions that support evolutionary change. IDX believes that, in the near term, connectivity and information sharing requirements of the evolving IDN will be best met through the use of web technology and integration to IDX core systems. The IDX strategy will allow physician groups to share data with an IDN while at the same time maintaining an appropriate level of autonomy. This approach recognizes the practical operational needs of hospitals, MSOs, and group practices, while simultaneously providing the critical physician link to the network. IDX's ability to deliver on this strategy depends on its successful products for these market segments and its strategy to move these products to web technology, and to build new products on a thin-client, web-based architecture.

     The combined strengths of IDX's products and the strategy for moving IDX products to web technology, positions IDX to provide comprehensive functionality and desktop integration across administrative, financial, clinical, and analytical applications. The IDX strategy--which includes automating patient care and other workflow processes, web access to patient data, clinical content, and e-commerce capabilities, and enterprise clinicals--provides benefits to all care delivery organizations looking to attract and maintain strong physician relationships. The Company's understanding of the significant role of the physician and the changing nature of delivery settings is the cornerstone of the IDX strategy.

Key elements of IDX's strategy are to:

     Increase Penetration of IDNs through Large Physician Group and Hospital Customer Relationships. IDX believes that the interests of its existing client organizations, including approximately 250 large group practices composed of more than 101,191 physicians and over 270 hospitals, as of December 31, 1998, will be a significant factor in the management of IDNs and the formation of IDNs in the future. IDX expects that its relationships with these clients combined with the depth and breadth of its product offerings will provide significant opportunities to sell its products and services to IDNs and their affiliated organizations.

     Capitalize on Web Technology to Enhance Current Products and Expand e-commerce offerings. IDX recognizes the need for healthcare organizations to extend information systems to physicians, trading partners, and ultimately, healthcare consumers. IDX recognizes the vast potential of the Web and web-based technologies to cost-effectively support the growing information needs of healthcare providers and is developing a technical strategy to use web technology to provide value to its customers. IDX believes that, in an information intensive environment like healthcare, where timely access to information is critical, web technology provides the needed connection for information about patients, while facilitating communication between providers, patients, and trading partners. The IDX web strategy encompasses four components:

        .  Continue to web-enable the Company's products
        . Build new products on the Company's web-based Target Architecture(TM) . Extend customers' connectivity opportunities using the Internet
        . Deliver value-added services for clinical content and electronic commerce

     Target Physician Users with Web-based Desktop Solutions. IDX systems are currently performing practice management functions for 110,000 physicians. IDX believes significant opportunities exist to deliver a configurable physician desktop by selling the IDX Web Framework and associated products and services to IDX customers. IDX plans to leverage its presence in the physician market to secure a dominant presence on the physician desktop by organizing workflow and content for physicians and other users. Management believes that in the future physicians (who control approximately 80 percent of all healthcare expenditures) will become empowered to improve the quality of healthcare with direct access to patient information, trading partners, and the businesses they depend on--labs, pharmacies, office suppliers, and payers. IDX believes its position as a leading provider of information solutions to physicians, its proven ability to meet the needs of practices of all sizes, and its Web strategy will create a significant opportunity to provide a widely-accepted and effective physician desktop solution.

     Cross-Sell Products and Services into Existing Client Base.   IDX believes
significant opportunities exist to cross-sell current products and professional services as well as products under development to its existing client base which at December 31, 1998 consisted of over 780 physician practices and over 270 hospitals. IDX is marketing its LastWord system to IDNs associated with its ambulatory customers, and is marketing the IDX ambulatory solution to physician groups associated with the LastWord customer base. In addition to selling products that enhance currently installed ambulatory applications, IDX actively markets applications that complement currently installed IDX systems. Among those applications are the IDXtendR(TM) Clinical Management System--an ambulatory computerized patient record; Analyzer--an OLAP (online analytical processing) decision support tool; Electronic Data Interchange--for interactive eligibility and credit card processing; IDXrad--radiology information system; Enterprise Index (formerly known as the Enterprise Patient Management System)-- an enterprise master patient index system; the IDX Web Framework--a web-browser-based user interface with standard navigation tools to merge disparate applications; and OutReach(TM)--a web-based companion application for remote access to IDX systems.

     Expand Professional and Technical Service Offerings. IDX seeks to leverage its healthcare information systems expertise by providing professional and technical services such as information systems planning, contract programming, and project management to assist healthcare organizations by focusing on best practices using the Company's products. A specialized consulting organization within IDX, The Huntington Group, provides information technology and services solutions to healthcare organizations, including process redesign, organizational change management, outsourcing, and systems integration services to IDX customers.

     Establish Partnerships to Supplement IDX Offerings. IDX seeks to enhance its product offerings through strategic alliances with vendors developing complementary products and services, including emerging web-based clinical content and e-commerce services. The complementary products and services currently offered include integrated credit card transaction processing, point-of-service access to eligibility, referral, and enrollment data, critical care management, and integrated patient communication systems. In addition to increasing the range of products and services available to IDX customers, these alliances provide recurring revenue opportunities for IDX.

                                  IDX Products

Products

     IDX's software product solutions enable healthcare organizations to redesign patient care and other work flow processes by providing computer-based tools to capture, access and manage information within healthcare organizations and throughout IDNs. In January 1997, IDX introduced the IDXtendR(TM) product line. IDXtendR is packaged as the "IDXtendR @ the Site Series" consisting of nine configurations of IDX products packaged to meet the specific process requirements of healthcare organizations, including group practices, MSOs, hospitals, and IDNs. IDXtendR provides relational reporting and analysis capabilities as well as OutReach for web-browser access to patient data residing in an IDX database.

     In February 1999, IDX announced the general release of IDXsite(TM), a web-based practice management system that includes integrated financial, administrative, and managed care applications for mid-size physician organizations. IDXsite and the IDXtendR Clinical Management System provide a comprehensive solution for this market segment. IDXsite is built on a multi-tier Web platform engineered using Microsoft (R) Enterprise Suite, including Microsoft SQL server and Windows(R) NT.


Below is a description of IDX's products as of February 28, 1999.

     IDX solutions are configured as the IDXtendR @ the Site SeriesTM , which is comprised of IDXtendR @ the Group Practice (Series 2000); IDXtendR @ the MSO(Series 3000); IDXtendR @ the Hospital (Series 5000); and IDXtendR @ the IDN (Series 6000). The @ the Site Series includes core applications, optional applications, and complementary products and services. To meet the needs of technically advanced, mid-size physician groups, IDX also offers IDXsite, a web-based practice management system with integrated financial, administrative, and managed care capabilities.

Key healthcare processes automated by the IDX product lines include:

        -  patient information access for scheduling and patient registration
        -  financial management for billing and managed care

        - clinical information applications, including inpatient computerized patient record system, ambulatory clinical information, radiology information, and image management

        - enterprise connectivity for enterprise-wide scheduling, master patient index, and electronic data interchange decision support for reporting tools to support effective decision-making across the care continuum

Specific application and associated functions are described below:

IDXtendR
Scheduling:
        - schedules patients, providers, and resources in small, mid-size, and large physician group settings
        - manages schedules and coordinates appointments in the acute care environment and is integrated with orders for procedure scheduling

Registration:
        -  stores patient demographics and insurance information
        - creates a single master database of patient information across multiple care settings
        - includes patient registration, charge entry, fee schedule, patient list, user registration, security and text messaging functions.

Visit Management:
        - admission and discharge capabilities for outpatient centers, physician practices, and clinics
        - admission, discharge, and transfer capabilities for hospital inpatients and outpatients
        - reports information related to patient registration, visit, bed management, and insurance management
        - tracks patient interaction to build the comprehensive electronic medical record

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

Managed Care Application
        - maintains member registration, demographic, and financial data and automatically applies benefits as defined in the member's plan
        - provides a comprehensive referrals system with authorization tracking, concurrent review, pre-certification, length of stay assignment, and provider selection
        - provides case identification, care plan tracking, cost simulation, form letters, and linking of service records
        -  adjudicates and processes claims and statistical encounters
        - provides billing for employer groups and self-pay members and manages receivables
        - provides flexible risk management (fund accounting), tracking, and reporting
        - provides issue tracking, responsibility assignment, workflow management with automatic ticklers, and letter production

Transaction Editing System (TES):
        -  captures, evaluates, and facilitates editing of charge and claim data
        - allows transactions to be edited for completeness and re-tested before they are entered into BAR and MCA applications

Contract Reference:
        -  manages capitated contracts across the enterprise
Intercept Contract Management
        -  contract administration, encoding, modeling and cost allocation
        -  contract reimbursement determination tool

Clinical Tools
        - manages the care process by providing a patient record, access to a structured medical knowledge database that supports protocols, and outcomes management
        - comprehensive set of tools to aid clinician productivity and streamline workflow, including problem list, prescription pad, chart summary view, provider in-box and alerts, health maintenance alerts, patient list management, panel query and rounds report.
        -  provides clinical results in easy to read flowsheet format.
        - provides automated support for nursing activities such as assessments, charting, and patient classification.

Orders and Results Reporting
        - provides comprehensive order management capabilities for inpatient and ambulatory settings.
        - provides comprehensive results reporting for lab, ancillary, radiology, medications, and diagnosis results.

Pharmacy
        -  comprehensive inpatient pharmacy department support
        -  comprehensive outpatient pharmacy department support

Emergency Department

        - provides patient flow management and tracking support for the emergency department that is fully integrated with the inpatient system, making all care activities performed in the ED available as part of the patient's long-term record .


Enterprise and Departmental Radiology
        - automates a radiology department's clinical, demographic, administrative, billing, scheduling, and film information
        - provides multiple-site, access to patient data, exam information, results, and corresponding digital images, thereby reducing instances of film loss and delays in reporting to physician
        - makes images and diagnostic reports available throughout the enterprise via imaging solutions including a modality manager investigational device
        - provides bi-directional link between IDXrad and diagnostic imaging equipment, allowing transfer of information between the modality and IDXrad (investigational device)

Enterprise Index (formerly called Enterprise Patient Management System):
        - a master person index used to track patient and member registration information and visit histories across multiple locations in a delivery network

Enterprise Wide Scheduling (EWS):
        -  provides enterprise-wide patient, provider, and resource scheduling

IDX Web Framework:
        - provides web-browser user interface for integrating applications in a single desktop presentation

OutReach:
        - provides remote access through the Internet or Intranet to IDX applications

Electronic Data Interchange (EDI):
        - automates the computer-to-computer exchange of data such as claims submittals and remittances, health plan eligibility information, and integrated credit card processing
Analyzer:
        - provides relational reporting and analysis of IDXtendR data using Microsoft SQL Server and on-line analytical processing (OLAP) for multi-dimensional analysis in a graphical user environment

Enterprise View:
        - provides a data repository for enterprise-wide information analysis using a relational database

IDXsite(TM)
IDXsite is a web-based practice management system with integrated financial, administrative, and managed care applications for physician organizations. Integrated with the IDXtendR(TM) Clinical Management System (CMS), IDXsite provides a comprehensive information system solution to mid-size physician group practices. IDXsite is Y2K compliant and can be implemented rapidly for customers needing a solution for the Year 2000. IDXsite is built on a multi-tier Web platform engineered using Microsoft(R) Enterprise suite, including Microsoft SQL server and Windows(R) NT. The web-based thin client architecture of IDXsite provides an open desktop for access to third party applications and enables centralized system management, reduced desktop costs, and incremental system investments as the number of users grow. The standard Internet protocols used for system access in IDXsite reduces the cost and complexity of networking a decentralized organization that must support multiple group practices, locations, and remote users.


Key functional areas of the IDXsite(TM) practice management solution include:

 .  Patient and resource scheduling
 .  Patient/member registration
 .  Eligibility verification
 .  Referral management
 .  Point of service billing
 .  Reimbursement management

 .  Automated collections
 .  Prepaid plan management
 .  Claims adjudication
 .  Reporting and analysis


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

Services

     IDX maintains a client services organization to install its products and to support and provide professional, technical and other services to its client base. IDX possesses the healthcare information systems expertise desired by the growing number of larger and more sophisticated healthcare enterprises as they reengineer healthcare delivery processes and deploy information systems to support these processes. The services organization is experienced at installing and supporting systems in very large organizations with thousands of computer users across multiple departments.

     Installation Services. IDX's installation representatives work with clients to tailor and optimize IDX products to meet specific business needs. Services include project management, train-the-trainer programs, best practices comparison to other IDX clients and systems conversion and implementation assistance.

     Maintenance Services. IDX provides ongoing software support to all of its large clients and substantially all of its other clients under contracts that are typically for a term of one year. These contracts generally are renewable automatically unless terminated at the option of either the client or IDX. Software maintenance services consist of providing the client with certain new software releases, as available, and general support, including error corrections and telephone consultation. For all products, maintenance services are available either on a 24-hour-a-day basis or during normal business hours.

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

The following sets forth a description of the services provided by the IDX consulting organization:

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

Application Consulting Services
        - project management, upgrades, temporary services, and operational analysis

Network Consulting Services
        - network analysis, design, and implementation, temporary networking services, client-server design and installation, and support services

Radiology Consulting Services
        -  system analysis and process redesign for radiology groups

Technology Strategy and Hardware Platforms
     IDX designs its software to operate on a variety of technical platforms, including computer equipment from Compaq, Hewlett Packard Company ("HP"), Data General, and International Business Machines Corporation ("IBM"). The IDX technology strategy is based on a technology for performance philosophy employing advanced technology and connectivity solutions to solve business problems. The IDX strategy includes a single desktop presentation, integrated business functions, workflow across all participants, and decision support tools. To fulfill this strategy, IDX has established its IDX Target Architecture that employs the web and other new technologies. New products will be built to this standard and existing IDX applications will migrate to the Target Architecture over time. The four fundamental components of the Target Architecture include:

        -  The IDX Web Framework
        -  Objects and Components
        -  Customizable user interface and workflow tools
        -  Platform independence

     The IDX Web Framework is a set of software tools, user interface standards, and style conventions that provides the ability to integrate many different applications into a single desktop presentation. The IDX Web Framework is built on thin client web technology that enables an organization to deliver an integrated IDX desktop from a web server. The Web Framework facilitates integration across applications in a cost-effective, secure environment.

     Component-based software is a software design methodology that uses concepts and actions by describing their attributes in a programming language. Once a concept or action has been described, that description and its accompanying software code can be reused broadly as the building blocks for different applications. This software design approach leads to faster development processes and allows IDX to "plug" components together in tailored configurations providing greater congruence with client needs and expectations. The approach facilitates cross product and multi-vendor interoperability and connectivity.

     Customizable user interface and workflow tools provide the flexibility to adapt the IDX system to meet unique business needs. Using advanced software construction techniques, it is expected that IDX solutions will be designed in the future in a way that they can be updated more quickly to allow customers to customize the system to meet their unique needs.

     The platform independence foundation allows IDX and our customers to use the best technologies available. This strategy provides options that balance the scalability, price, and functionality issues that are involved with platform decisions.

     The addition of web-enabling IDX applications reduces the risks of changing technologies and ensures that IDX customers have tools needed to operate in complex clinical and business office settings. IDX strives to utilize technology for performance by applying the new technologies, such as the web, as they prove themselves able to perform well in large-scale, transaction-driven environments. The technology for performance philosophy seeks to protect customer investments in current systems with a technology framework designed to allow them to expand and take advantage of new features and new technologies as they become available. The architecture of IDX products is expected to enable clients to incrementally migrate from one technology to another. With a focus on reliable, scaleable hardware and software solutions, IDX applications are expected to migrate to platform independence, beginning with a migration to SQL and Windows NT. IDX believes that its approach to technology, particularly the emphasis on web-based, thin client architecture, will provide IDX customers with flexibility and utility, while reducing costs and deployment risks.

     As a service to its clients, IDX sells third-party computers, terminals, printers, storage devices and other peripheral devices. IDX also provides value-added services to configure client systems. Hardware is purchased from Compaq, IBM, Data General, and HP under renewable one-year reseller agreements. IDX does not maintain an inventory of hardware, but relies on suppliers' inventories to meet client delivery requirements. IDX believes that its relationships with vendors are good.

Sales and Marketing

     IDX sells its products exclusively through its direct sales force. The majority of IDX's sales calls are in response to requests for proposals. IDX generates these requests and other sales primarily through referrals from clients and consultants. IDX also seeks to enhance market recognition through participation in industry seminars and tradeshows, its website, direct mail campaigns, telemarketing and advertisements in trade journals. IDX products typically have a three to 18 month sales cycle for new client sales.

     No single client accounted for more than 5% of IDX's annual revenues in fiscal 1996, 1997, or 1998.

     At December 31, 1998, the Company had total backlog of $266.2 million, including $129.0 million attributable to systems sales and $137.2 million attributable to services. Systems sales backlog consists of fees due under signed contracts that have not yet been recognized as revenues. Service backlog represents contracted software maintenance services, installation fees, and remote computing services fees for a period of 12 months. At December 31, 1997, the Company had total backlog of $203.1 million including $101.5 million attributable to systems sales and $101.7 million attributable to services for multiple years of services. Service backlog represents contracted software maintenance services, installation fees, and remote computing services fees for a period exceeding 12 months. Of the total 1998 backlog of $266.2 million, the Company expects that $72.5 million will not be fulfilled in the current fiscal year.

Product Development

     To ensure that its products continue to meet the evolving needs of the healthcare industry, IDX allocates a significant portion of annual revenues to research and development. IDX's research and development expenses for the fiscal years 1996, 1997 and 1998 were $29.8 million, $36.3 million, and $46.6 million respectively.

     IDX's product development activities include enhancement of existing products and the development of new products, as well as the implementation of new technologies. IDX is devoting significant resources to integrating the LastWord and IDX products, developing a relational practice management solution, and expanding its web-based architecture. IDX is also currently migrating its products to the web-based thin-client architecture. IDX's development process is focused on building components for its integrated product rather than on stand-alone products. These components can be integrated and configured to address specific client needs.

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

Proprietary Rights and Licenses

     IDX depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its products. IDX distributes its products under software license agreements that grant clients a nonexclusive, nontransferable license to use IDX's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of IDX's products. In addition, IDX attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. All current employees of IDX have signed a nondisclosure agreement, and all current employees involved in product development have signed an assignment of inventions agreement. There can be no assurance that the legal protections afforded to IDX or the precautions taken by IDX will be adequate to prevent misappropriation of IDX's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or services. Any infringement or misappropriation of IDX's proprietary software would disadvantage IDX in its efforts to retain and attract new clients in a highly competitive market and could cause IDX to lose revenues or incur substantial litigation expense. IDX believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections afforded to its technology.

     Although IDX believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against IDX in the future and that such claims will not have a material adverse effect on IDX's results of operations, financial condition or business.

Government Regulation

     The development and commercialization of the Company's products will be subject to regulation in the United States by numerous regulatory authorities including the Federal Food and Drug Administration (FDA) and Federal Trade Commission (FTC) and by comparable regulatory authorities in foreign countries. These regulatory authorities and other federal, state, and local entities will regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, clearance, manufacturing, labeling, packaging, storage, recordkeeping, adverse event reporting, export, and promotion and advertising of the Company's products.

     Unless a product is exempted from premarket submission and clearance, FDA approval or clearance of the Company's products that meet the definition of a medical device under the Federal Food Drug and Cosmetic Act (FDC Act), is required before the products may be marketed in the United States. FDA has a draft policy for the regulation of computer software products that meet the definition of a medical device, and has indicated that it may modify its draft policy or create a new policy. Although it is not possible to anticipate the final content of FDA's policy with regard to computer software, IDX expects that, whether or not the draft is finalized or changed, FDA will become increasingly active in regulating computer software intended for use in healthcare settings. FDA can impose extensive requirements governing premarket and postmarket activities, including product design development and manufacturing quality assurance controls, clinical investigations, marketing clearance or approval, and labeling and promotion. There can be no assurance that the company will be able to comply with any requirements or guidelines that the FDA may issue.

     FDA already actively regulates computer software used to capture, communicate, and store images and information used in medical diagnosis and treatment; depending on the intended use and technological characteristics of the product, it may require clearance under section 510(k) of the FDC Act before it may be marketed. In order to obtain clearance for marketing, a manufacturer must demonstrate substantial equivalence to similar legally marketed products by submitting a premarket notification (510(k)) to the agency. FDA may require additional data to support a substantial equivalence determination, and there is no assurance FDA will find a device substantially equivalent. If FDA finds that a device is not substantially equivalent, the manufacturer may ask the FDA to make a risk-based classification to place the device in Class I or Class II. However, if a timely request for risk-based classification is not made, or if FDA determines that a Class III designation is appropriate, an approved premarket approval application (PMA) will be required before the device may be marketed.

     The PMA approval process is lengthy, expensive, and typically requires, among other things, extensive data from preclinical testing and a well-controlled clinical trial or trials that demonstrates a reasonable assurance of safety and effectiveness. Clinical trials can take extended periods of time to complete. In addition, if FDA requires an approved Investigational Device Exemption (IDE) before clinical trials may commence, there is no guarantee that the agency will approve the IDE, and an IDE approval process could result in significant delay. There is no assurance that review will result in timely or any PMA approval, and there may be significant conditions on approval, including limitations on labeling and advertising claims and the imposition of post-market testing, tracking, or surveillance requirements.

     Whether or not a product is required to be approved or cleared before marketing, continuing compliance with strict FDA requirements concerning good manufacturing practices, enforced by periodic inspections, and medical device reporting (MDR) regulations, among other requirements, will be required. The MDR regulations require that reports be submitted to FDA to report device-related deaths, serious injuries, and malfunctions the recurrence of which would likely cause serious injury or death. MDRs can result in agency action such as inspection, recalls, and patient/physician notifications, and are often the basis for agency enforcement actions. Because MDRs are publicly available, they can also become the basis for private tort suits, including class actions.

     If a manufacturer makes a change to a device cleared for marketing under section 510(k) that is a major change in intended use, or is a change to design, material, composition, energy source, or manufacture that could significantly affect the safety and effectiveness of the marketed device, a new 510(k) will be required before the modified device may be marketed. Changes to approved PMA devices that affect safety and effectiveness require supplemental PMA approvals before the modified PMA device may be marketed, except for manufacturing changes that affect safety or effectiveness, which may be deemed approved after a 30-day notice unless the FDA requests a supplement. There is no guarantee that such additional clearances or approvals will be granted.

     In addition, the nature of marketing claims that the Company will be permitted to make in the labeling and advertising of its products will be limited to those specified in an FDA clearance or approval, and claims exceeding those that are cleared or approved will constitute violation of the Act. Violations of the Act or regulatory requirements at any time during the product development process, approval or clearance process, or after clearance or approval may result agency enforcement actions, including voluntary or mandatory recall, suspension or withdrawal of marketing clearance or approval, seizure of products, fines, injunctions and/or civil or criminal penalties.

     The Company's advertising of its products will also be subject to regulation by the Federal Trade Commission (FTC) under the FTC Act. The FTC Act prohibits unfair methods of competition and unfair or deceptive acts in or affecting commerce. Violations of the FTC Act, such as failure to have substantiation for product claims, would subject the Company to a variety of enforcement actions, including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, and recision of contracts. Violations of FTC enforcement orders can result in substantial fines or other penalties.

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions regarding health data security and standardization for financial and administrative transactions, including standards to enable electronic exchange of information in health claims and health plan administration. Many of the standards mandated by HIPAA and the regulations thereunder become effective in the year 2000 and will be applicable to the customer operations involving the use of the Company's products. It will be necessary for the Company to ensure that its products support HIPAA compliance by its customers insofar as its products are intended to be used in customer operations governed by HIPAA and the regulations thereunder.


Employees

     At December 31, 1998, IDX employed 2,116 full-time employees, including 256 employees in sales, 1,163 in the client services group, and 503 employees engaged primarily in program development, new technology adaption and quality assurance. No employees are covered by any collective bargaining agreements. IDX believes that its employee relations are good.


Item 2.   Properties

     The Company's principal corporate offices are located at 1400 Shelburne Road, South Burlington, Vermont 05403. The Company maintains sales, research and support facilities in South Burlington, Vermont, Boston, Massachusetts, and Seattle, Washington. The Company maintains regional sales and support offices in the greater metropolitan areas of Arlington, Virginia, Chicago, Illinois, Dallas, Texas, San Francisco, California, Deerfield Beach, Florida and Atlanta, Georgia. The Company leases all of its facilities which, in the aggregate, constitute approximately 548,704 rentable square feet of office space. The Company's leases expire between March 31, 1999 and April 12, 2014, with the exception of the Lease at 1500 Shelburne Road, South Burlington, Vermont, which is on a month-to-month basis. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. The Company has announced plans to expand its facilities at Shelburne Road in South Burlington, Vermont and is considering various options, including the purchase of additional land and the construction of additional office space. On February 4, 1999 the Company acquired a building in South Burlington, Vermont, which will provide an additional 15,000 square feet of space. In addition, the Company has entered into a contract to acquire a building in South Burlington with 51,210 additional square feet of office space.

Item 3.   Legal Proceedings

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth: (i) the name and age of each current executive officer of the Company, (ii) the position(s) currently held by each named person, and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer                         Age                           Position
----------------------------------------  ---  ----------------------------------------------------------

Richard E. Tarrant                         56  Chief Executive Officer and Director

James H. Crook, Jr.                        42  President and Chief Operating Officer

Henry M. Tufo, M.D.                        59  Executive Vice President and Director

Robert W. Baker, Jr., Esq.                 50  Vice President, General Counsel and Secretary

Jeffrey M. Blanchard                       42  Vice President Client Services

Robert F. Galin                            54  Vice President Sales

John A. Kane                               46  Vice President, Finance and Administration,
                                               Chief Financial Officer and Treasurer

Pamela J. Pure                             38  Vice President Marketing

Jeffrey V. Sutherland, Ph.D.               57  Senior Vice President, Engineering and Product Development

     Mr. Tarrant co-founded the Company in 1969 and served as the President from June 1969 to February 1999. He has served as Chief Executive Officer of the Company and as a Director since 1969. Mr. Tarrant served as a member of the Board of Trustees for the University Health Center (Vermont), an academic medical center, from July 1988 to December 1994 and as Chairman of the University Health Center (Vermont) from 1992 to 1994.

     Mr. Crook, who joined the Company in April 1981, served as Vice President of the Company from June 1984 to February 1999. He served as a Director of the Company from July 1984 to June 1995. He has served as President and Chief Operating Officer since February 1999.

     Dr. Tufo has been Executive Vice President of the Company since September 1995. Dr. Tufo has served as a Director of the Company since November 1995. Dr. Tufo served as Chief Operating Officer of the Company from September 1996 to February 1999. Dr. Tufo served as Vice President and Chief Medical Officer of the Company from August 1995 to September 1995. Dr. Tufo served as a consultant to the Company from February 1995 to August 1995. Dr. Tufo was the President and Chief Executive Officer of University Health Center (Vermont) from July 1989 to December 1994. Dr. Tufo is Professor of Medicine at the University of Vermont College of Medicine.

     Mr. Baker joined the Company as General Counsel and Secretary in July 1989. He has served as Vice President since April 1996.

     Mr. Blanchard, who joined the Company in August 1987, has served as Vice President, Client Services since March 1995. Prior to that time, Mr. Blanchard served the Company in various capacities, including most recently as Director, Customer Support from November 1992 to March 1995.

     Mr. Galin has served as Vice President, Sales since August 1992. He served as Director of Sales from April 1982 to August 1992.

     Mr. Kane has served as the Vice President, Finance and Administration, Chief Financial Officer and Treasurer since joining the Company in October 1984. Mr. Kane is a C.P.A.

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

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Market Price of and Dividends on Common Stock and Related Matters. The Common Stock of IDX is traded on the Nasdaq National Market under the symbol "IDXC." The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.

     Quarter/Year         High      Low
---------------------   --------  --------
                               1997
                        ------------------
 First Quarter 1997...   $ 36.50   $26.875

 Second Quarter 1997..   $ 37.50   $ 23.00

 Third Quarter 1997...   $ 40.00   $ 31.50

 Fourth Quarter 1997..   $ 38.00   $28.375

                               1998
                         -----------------
 First Quarter 1998...   $ 47.50   $ 33.25

 Second Quarter 1998..   $49.562   $39.500

 Third Quarter 1998...   $55.750   $41.750

 Fourth Quarter 1998..   $52.250   $36.375


     On March 19, 1999, the Company had approximately 266 stockholders of record. (This number does not include stockholders for whom shares are held in a "nominee" or "street" name.) On March 19, 1999, the closing price of the Company's Common Stock on the Nasdaq National Market was $14.1875.

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

     (b) Recent Sales of Unregistered Securities. On May 18, 1998, the Company issued 241 shares of Common Stock to each of the four outside directors of the Company in consideration of one year's past service as a director of the Company. The shares of Common Stock issued in these transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), relating to sales by an issuer not involving any public offering. All such securities are deemed restricted securities for purposes of the Securities Act. There were no underwriters involved in such transactions.

Item 6.   Selected Financial Data

                              Financial Highlights

                     Summary of Consolidated Financial Data

                                                                Year Ended December 31,
                                                      ----------------------------------------------------
                                                       1994        1995       1996       1997       1998
                                                      ----------------------------------------------------
                                                             (in thousands, except per share data)
Statements of Income Data:
Revenues..............................                 $143,807   $175,285   $206,879   $251,417   $321,676
Operating Income......................                    9,348     19,038     22,626     10,614     47,144
Net Income............................                    7,229     20,673     16,660      7,962     30,228
Net Income Per Share..................                                          $0.64      $0.30      $1.11
Pro Forma Net Income..................                    4,854     13,915
Pro Forma Net Income Per Share........                 $   0.24   $   0.63

Balance Sheet Data:
Cash and Investments..................                 $ 30,786   $104,154   $113,392   $115,887   $124,517
Working Capital.......................                   33,662    110,966    131,900    140,906    178,749
Total Assets..........................                   96,013    169,517    202,322    237,318    284,324
Long-term Debt, less current portion..                    7,070      3,059      2,651      2,508         --
Total Stockholders' Equity............                 $ 60,899   $130,512   $158,550   $176,604   $220,506

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. The Company has various sentences within this Annual Report which contain such forward-looking statements. In addition, words such as "believes," "may," "plans," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures on page 24 under the caption "Factors Affecting Future Results," which are not italicized or capitalized for improved readability, consist principally of a discussion of risks which may affect future results and, are thus, in their entirety forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

     Revenues of $321.7 million in 1998 grew 27.9% over 1997 revenues of $251.4 million. Systems sales grew 32.8% in 1998, and maintenance and service fees grew 22.4%.

     Operating income increased from $10.6 million in 1997 to $47.1 million in 1998, an increase of $36.5 million or 344.2%. Excluding expenses related to the write-off of acquired research and development and merger and related costs, operating income grew from $32.9 million in 1997 to $50.3 million in 1998, an increase of $17.4 million or 52.9%. Net income increased from $8.0 million in 1997 to $30.2 million in 1998, an increase of $22.3 million or 279.7%. Excluding the write-off of acquired research and development, and merger and related costs, net income grew from $23.1 million in 1997 to $33.4 million in 1998, an increase of $10.2 million or 44.3%.

     Recently, certain of the Company's large customers delayed making purchasing decisions with respect to certain of the Company's large software systems comprised of multiple products, resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, governmental approvals, product complexity, competition, and customer preoccupation with internal year 2000 issues. The Company is unable to determine and is therefore uncertain whether such factors constitute a trend or will continue in future periods.

     On September 11, 1998, the Company entered into a merger agreement with EDiX Corporation ("EDiX"), a provider of medical transcription services with annual revenues of approximately $29 million. The acquisition, which is subject to regulatory and EDiX shareholder approval and satisfaction of other closing conditions, will be accounted for as a pooling of interests and is scheduled to close in the second quarter of 1999. The merger agreement provides for the issuance by the Company of shares of its Common Stock, subject to certain exchange ratios, based on an acquisition value of $19,302,000. The merger agreement provides, however, that in no event will the Company be required to issue more than an aggregate of 1,000,000 shares of its Common Stock.

Year Ended December 31, 1998 and 1997

     Revenues. The Company's total revenues increased to $321.7 million in 1998 from $251.4 million in 1997, an increase of $70.3 million or 27.9%. Revenues from systems sales increased to $178.6 million in 1998 (55.5% of total revenues) from $134.5 million in 1997 (53.5% of total revenues), an increase of $44.1 million or 32.8%. The increase was primarily due to an increase in installations of certain of the Company's systems. Revenues from maintenance and service fees increased to $143.1 million in 1998 (44.5% of total revenues) from $116.9 million in 1997 (46.5% of total revenues), an increase of $26.2 million or 22.4%. Approximately $12.8 million of the increase was due to additional maintenance revenue resulting from the continued growth in the Company's installed client base. Professional and technical services revenues increased to $28.8 million in 1998 (8.9% of total revenues) from $20.4 million in 1997 (8.1% of total revenues), an increase of $8.4 million, or 41.2%, as a result of the Company's increased marketing efforts in that area.

     Cost of Sales. The cost of sales and services increased to $163.1 million in 1998 from $130.4 million in 1997, an increase of $32.6 million or 25.0%. The gross profit margin on systems sales and services increased to 49.3% in 1998 from 48.1% in 1997. The increase in cost of sales and services was partly the result of growth in client services expenses, including maintenance, installation, and consulting staff. Cost of sales also increased due to growth in hardware sales. The increase in gross profit margin was due primarily to the increase of additional license revenues in the installations of certain of the Company's products from its IDXtend, Radiology, GPMS/IDXsite and LastWord systems, as well as growth in service revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $61.7 million in 1998 from $51.7 million in 1997, an increase of $10.0 million or 19.3%. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.2% in 1998 from 20.6% in 1997. The additional expenses incurred in 1998 were primarily due to an increase in the Company's sales and marketing staff.

     Research and Development. Research and development expenses increased to $46.6 million in 1998 from $36.3 million in 1997, an increase of $10.3 million or 28.2%. The increase was due to the hiring of additional staff to support the development of additional products including IDXsite and web technology applications, and for the costs of efforts to address Year 2000 issues. As a percentage of total revenues, research and development expenses increased slightly to 14.5% in 1998 from 14.4% in 1997. As described in Note 1 to the consolidated financial statements, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Prior to the merger with PHAMIS, technological feasibility was determined differently by IDX and PHAMIS. Subsequent to the merger, the Company's determination of technological feasibility for all product development is based on the completion of a working model which has been approved for beta site testing. Historically costs incurred during beta site testing have not been material. Although the Company presently expects costs to complete beta site testing in the future to be insignificant, as the Company develops products to operate using other technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become material in future reporting periods.

     Merger and Related Costs. During the third quarter of 1997, the Company recorded charges of $20.0 million related to the merger with PHAMIS. The charges were comprised of transaction costs of $5.1 million, write-offs and adjustments of $7.4 million of long-lived assets, principally capitalized software development costs and equipment, attributable to the elimination of overlapping and obsolete products and operations, employee termination and related costs of $2.7 million, and other merger related costs of $4.8 million, principally related to integration costs incurred during the year and the termination of leases and other contractual obligations. At December 31, 1997, accounts payable and accrued expenses included accrued costs of $3.1 million related to the termination of employees, leases and other contractual obligations, substantially all of which were paid during 1997.

     Write-off of Acquired In-Process Research and Development. On February 23, 1998, the Company recorded charges of $3.2 million related to the acquisition of contract management system technology from Trego Systems, Inc. for cash of $4.0 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare contract management system.

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


Income Taxes

     Income taxes for the year ended December 31, 1998 were provided at 42% which is more than the Company's historical statutory rate of 40%. This higher rate is due to a portion of the charges incurred in the first quarter ended March 31, 1998 related to the acquisition of Trego Systems, Inc. which are non-deductible for income tax purposes.


Year Ended December 31, 1997 and 1996.

     Revenues. The Company's total revenues increased to $251.4 million in 1997 from $206.9 million in 1996, an increase of $44.5 million or 21.5%. Revenues from systems sales increased to $134.5 million in 1997 (53.5% of total revenues) from $110.5 million in 1996 (53.4% of total revenues), an increase of $24.0 million or 21.7%. The increase was primarily due to an increase in installations of the Company's IDXtend and LastWord systems. Revenues from maintenance and service fees increased to $116.9 million in 1997 (46.5% of total revenues) from $96.4 million in 1996 (46.6% of total revenues), an increase of $20.5 million or 21.3%. Approximately $11.1 million of the increase was due to additional maintenance revenue resulting from the continued growth in the Company's installed client base. Professional and technical services revenues increased to $20.4 million in 1997 (8.1% of total revenues) from $12.6 million in 1996 (6.1% of total revenues), an increase of $7.8 million or 61.9%, as a result of the Company's increased marketing efforts in that area.

     Cost of Sales. The cost of sales and services increased to $130.4 million in 1997 from $108.3 million in 1996, an increase of $22.1 million or 20.4%. The gross profit margin on systems sales and services increased to 48.1% in 1997 from 47.7% in 1996. The increase in gross profit margin was due primarily to the increase of additional license revenues in the installations of certain of the Company's products from its IDXtend and LastWord systems.

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

Liquidity and Capital Resources

     Since its inception in 1969, the Company has funded its operations, working capital needs and capital expenditures primarily from operations. The proceeds from its initial public offering were (i) distributed to stockholders of the Company in connection with the Company's prior status as an S corporation under the Internal Revenue Code of 1986, as amended, and (ii) used for general corporate purposes, including working capital purposes and strategic transactions, including acquisitions of businesses, products and technologies.

     Cash flows from operations are principally comprised of net income and depreciation and are primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of the sales cycle and installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In 1998 accounts receivable from customers have been collected on average within 113 days. This represents an increase of 16 days in terms of average days to collect receivables from customers. The increase is attributable to Company's implementation of a new billing system and unbilled receivables related to contracts accounted for using long term contract accounting.

     Cash flows related to investing activities have principally been related to the purchase of computer and office equipment, leasehold improvements, and the purchase and sale of investment grade marketable securities. The Company expects these activities to continue. Investing activities may also include purchases of interests in, loans to and acquisitions of complementary products, technologies and businesses. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

     Cash flows from financing activities historically relate to purchases of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan. During 1998 other financing activities related to the recapitalization of the real estate affiliate from debt to equity.

     Cash, cash equivalents and marketable securities at December 31, 1998 were $124.5 million, an increase of $8.6 million from December 31, 1997. The majority of the increase was due to the cash provided by operating activities and proceeds related to the exercise of stock options. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate. There were no borrowings as of December 31, 1998 or 1997.

     The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements dictate. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. The Company plans to continue increasing the number of its professional staff during 1999 to meet anticipated sales volume and to support research and development efforts. To the extent necessary to support increases in staffing, the Company intends to obtain additional office space.

     The Company believes that current operating funds will be sufficient to finance its operating requirements at least through December 1999. To date, inflation has not had a material impact on the Company's revenues or income.

     The Company has announced plans to expand its facilities at Shelburne Road in South Burlington, Vermont and is considering various options, including the purchase of additional land and the construction of additional office space. On February 4, 1999 the Company acquired a building in South Burlington, Vermont, which will provide an additional 15,000 square feet of space. In addition, the Company has entered into a contract to acquire a building in South Burlington with 51,210 additional square feet of office space.


New Accounting Standards

     In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", revising certain aspects of SOP No. 91-1, which the Company adopted on January 1, 1998. SOP No. 97-2 did not materially affect the Company's revenue recognition policies with respect to software license fees which are based upon objective evidence that is specific to the vendor and relate principally to its proprietary systems software which generally requires no significant production, modification or customization. License revenue, accordingly, is recognized upon delivery subject to specified milestones and dates.

     The Company periodically enters into certain long-term contracts to which SOP No. 81-1 "Accounting for Performance of Construction-Type and
Certain Production- Type Contracts" is applied. For these agreements, revenue is recognized under a percentage of completion basis as appropriate measures of completion for each contract are achieved.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which the Company adopted on January 1, 1998. The adoption of this new accounting standard did not have a material impact on the Company's financial statements.

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

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company adopted SFAS No. 131 effective with the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company views its operations and manages its business as principally one segment, healthcare information solutions that include software, hardware and related services. Substantially all of the Company's operations are in the United States.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The SOP, which the Company adopted as of December 31, 1998, requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software. Prior to the adoption of SOP No. 98-1, the Company expensed all internal use software related costs as incurred. The effect of adopting the SOP was to increase net income for the year ended December 31, 1998 by $0.5 million or $0.02 per diluted share.


Backlog

     At December 31, 1998, the Company had total backlog of $266.2 million, including $129.0 million attributable to systems sales and $137.2 million attributable to services. Systems sales backlog consists of fees due under signed contracts which have not yet been recognized as revenues. Service backlog represents contracted software maintenance services, installation fees, and remote computing services fees for a period of 12 months. At December 31, 1997, the Company had total backlog of $203.1 million including $101.5 million attributable to systems sales and $101.7 million attributable to services for multiple years of services. Service backlog represents contracted software maintenance services, installation fees, and remote computing services fees for a period of 12 months or greater at December 31, 1997. Of the total 1998 backlog of $266.2 million, the Company expects that $72.5 million will not be fulfilled in the current fiscal year.

Year 2000

     Introduction

     Software applications that use only two digits to identify a year in the date field may fail or create errors in the year 2000 ("Year 2000 Issues"). The Company has taken significant steps to address Year 2000 Issues.

     The Company's internally-used computer equipment, software and devices with embedded technology--including both information systems and non-information systems (together, "Internal Use Systems")--may fail to operate properly or as expected due to Year 2000 Issues. This could result in a system failure or miscalculations causing disruption of the Company's operations, including among other things, a temporary inability to process transactions, send invoices, conduct communications, or engage in similar normal business activities. In addition, computer software products sold, marketed, and supported by the Company ("Company Software Products") and the products of third parties that are distributed by the Company or others or may be necessary for operation of Company Software Products ("Third Party Products"), may fail to operate properly or as expected due to Year 2000 Issues. Such failures could result in system failures or miscalculations causing disruption of customers' operations, including among other things, a temporary inability to process transactions, send invoices, conduct communications, treat patients, or engage in similar normal business activities. Further, products and services used by the Company's customers, but not supplied by the Company, could fail to operate properly or as expected due to Year 2000 Issues. Customers' efforts to plan for such events could result in the deferral, delay or cancellation by customers of current installations of and plans to purchase Company Software Products.

     State of Readiness

     The Company has undertaken various initiatives intended to address Year 2000 Issues with respect to Internal Use Systems, Company Software Products, and Third Party Products. The Company has established working groups whose primary functions are to (i) develop and implement the Company's definition of Year 2000 readiness, (ii) assess Internal Use Systems, Third Party Products and Company Software Products for Year 2000 Issues, (iii) monitor development, testing and remediation efforts with respect to Company Software Products, (iv) monitor testing of Company Software Products and Third Party Products, (v) review customer preparations to implement Year 2000 releases of Company Software Products, (vi) monitor and coordinate the Company's deployment plans and results with respect to Year 2000 releases of Company Software Products, (vii) monitor and coordinate contingency plans with respect to Internal Use Systems, Company Software Products and Third Party Products, and (viii) provide centralization, accuracy and consistency of the Company's communications regarding Year 2000 Issues.

     The Company has engaged independent experts to assist in its efforts with respect to Year 2000 Issues. The Company has employed such experts to independently evaluate and verify its methodologies and state of readiness. In addition, the Company has employed experts to independently evaluate and certain critical Internal Use Systems.

     Although the Company's efforts to address Year 2000 issues do not fall precisely into sequential phases, generally these efforts are comprised of an assessment phase, a development phase (only with respect to Company Software Products), a deployment or remediation phase, a preliminary contingency planning phase, and a final stage contingency planning phase.

     Internal Use Systems. Based upon the Company's assessment efforts to date, the Company believes that certain Internal Use Systems will require replacement or modification, and to date the Company has replaced or modified some Internal Use Systems. In addition, in the ordinary course of replacing and upgrading Internal Use Systems, the Company attempts to obtain replacements that it believes will not fail as a result of Year 2000 Issues. The Company has substantially completed its assessment efforts with respect to Internal Use Systems and expects that its remediation efforts will be completed by the fourth quarter of 1999. The Company is currently engaged in but has not completed contingency planning to address personnel, resource and technical Year 2000 Issues relating to foreseeable scenarios that may develop despite its current and planned remediation efforts. The Company estimates that as of December 31, 1998 it had completed approximately 41% of its efforts in connection with Year 2000 Issues relating to its Internal Use Systems. The projects comprising the remaining 59% of such efforts are in process and are expected to be substantially completed on or about the fourth quarter of 1999.

     The Company has mailed letters or otherwise communicated with many of its significant vendors of Internal Use Systems and related service providers to determine the extent to which Year 2000 Issues affect products and services of such vendors and providers. As of March 23, 1999, the Company had received responses from approximately 64% of such third parties, and 80% of these companies have provided written assurances that they expect to successfully address their significant Year 2000 Issues on a timely basis. The Company is engaged in but has not completed efforts to communicate with other vendors and service providers involved in its Internal Use Systems to request more responses to its communications and to verify the responses received. Due to uncertainties associated with vendors and service providers, the Company is unable to predict whether Year 2000 Issues involved in its Internal Use Systems will have a material adverse effect on the Company's business, results of operations, or financial condition, despite the Company's current assessment to the contrary.

     Third Party Products. The Company works closely with vendors of significant Third Party Products and has communicated with them to determine the extent to which their products and services are or will be Year 2000 compliant. In addition, the Company is testing or plans to test Year 2000 releases of certain Third Party Products. Based upon its current assessment, the Company believes it has received adequate assurances that significant Third Party Product vendors expect to successfully address their significant Year 2000 Issues on a timely basis. Due to uncertainties associated with Third Party Product vendors, the Company is unable to predict whether a material adverse effect on business, results of operations, or financial condition may result from Year 2000 Issues related to Third Party Products, despite the Company's current assessment to the contrary.

     Company Software Products. The Company began development of Year 2000 versions of some Company Software Products in 1997 and continues to progress through development cycles with respect to some Company Software Products. The Company began deploying Year 2000 releases of Company Software Products in 1998 and expects to complete deployment of such releases during the second half of 1999. The Company continues to test and monitor performance of Year 2000 releases of Company Software Products in customer environments. The Company expects to deliver and deploy maintenance releases of Company Software Products in the ordinary course of business to remediate any Year 2000 Issues as identified during and after deployment of Year 2000 releases of Company Software Products. Based on the Company's assessment, the Company believes continuing efforts will be required to assist customers in deploying and testing Year 2000 releases of Company Software Products in their unique environments. The Company expects an increase in service and support effort levels as the year 2000 approaches and into the early months of the year 2000.

     The Company develops, markets and supports many different products, and the amount of effort applied with respect to individual products varies from product to product. The Company estimates that as of December 31, 1998 it had completed approximately 84% of the development efforts relating to Year 2000 versions of all of the Company Software Products. The projects comprising the remaining 16% of these efforts are in process and expected to be substantially completed in the third quarter of 1999. The Company estimates that as of December 31, 1998, it had completed approximately 44% of the deployment efforts relating to Year 2000 versions of all Company Software Products. The projects comprising the remaining 56% of these efforts are in process and are expected to be substantially completed in the third quarter of 1999, but the Company expects to continue efforts to remediate and maintain Year 2000 versions of Company Software Products in customer environments and to support customers' efforts relating to Year 2000 Issues through the early part of 2000.

     The Company is currently engaged in but has not completed contingency planning to address company-wide personnel, resource, technical and communication issues relating to its service and remediation efforts. The Company expects that its development, remediation, testing, deployment and contingency planning efforts with respect to Company Software Products will continue up to and beyond December 31, 1999, but expects the level of development and deployment will decrease in the second half of 1999.

     Contingency Plans and Risks. The Company has begun, but not yet completed, a comprehensive analysis of the company-wide operational, business and financial problems (including possible loss of revenue), if any, that would be reasonably likely to result from the impact of unresolved Year 2000 Issues, including possible (i) failure by the Company and vendors of Third Party Products to complete efforts to avoid or minimize Year 2000 Issues on a timely basis, including failure of Internal Use Systems, Company Software Products and Third Party Products to be Year 2000 ready, (ii) failure of Customers to be ready to or cooperate in the deployment of Year 2000 ready versions of Company Software Products and Third Party Products on a timely basis, and (iii) delay, deferral or cancellation by customers of current installations and prospective purchase decisions with respect to Company Software Products. The Company has not yet completed its contingency plans relating to Year 2000 scenarios it deems sufficiently probable to merit contingency planning, but it has substantially completed its preliminary phase of contingency planning and expects to substantially complete its contingency planning by the third quarter of 1999. Such contingency final stage planning will encompass "worst case" scenarios that assume the failure of significant communications and computing infrastructures of the Company, its customers and suppliers, together with failures of governmental infrastructures affecting transportation.

     Costs

     The Company estimates that the cost of its efforts to successfully address Year 2000 Issues will be approximately $19 million, of which approximately $6.2 million relates to Internal Use Systems and $12.8 million relates to Company Software Products. Because the Company develops, markets, and supports many different products, and the amount of effort applied with respect to individual products varies from product to product. All expenditures to fund Year 2000 Issue efforts have been and will continue to be funded from operating expenditures for fiscal years 1997 through early 2000, except for $.8 million, which is expected to be incurred and capitalized in 1999. As of December 31, 1998, the Company had incurred approximately $8.1 million related to its Year 2000 Issue assessment, remediation, testing, and contingency planning efforts identification, which is approximately 42% of the total projected costs of such efforts. Of the amount of costs incurred to date, approximately $1.3 million relates to Internal Use Systems, which is approximately 20% of the total of estimated costs for such efforts, and $6.8 million relates to Company Software Products, which is approximately 53% of the total of estimated costs for such efforts.

     Unless all material Year 2000 Issues are timely and properly identified, assessed, and remediated, and unless adequate contingency plans are properly formulated, Year 2000 Issues may materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, suppliers or others. The Company believes that Year 2000 Issues could cause failures in important elements of the computing and communications infrastructures of the Company, its customers and suppliers and also Company Software Products and Third Party Products. Further, the Company expects that it and its customers and suppliers may experience failures of such systems the causes of which will be difficult to determine, requiring the application of resources for diagnostic purposes. If the Company has not developed adequate contingency plans and means to address such contingencies, Year 2000 Issues Issues will materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, suppliers or others.

     The costs, timing and scheduling of deployment and installation of Year 2000 versions of Company Software Products and Third Party Products, as well as the ability of the Company to assist customers in the installation of Company Software Products, will depend in part on the readiness, ability and cooperation of customers and their suppliers. Due to uncertainties associated with customers' readiness, cooperation and sources of products and services, there can be no assurance that Year 2000 Issues will not materially adversely affect the Company's business, results of operations, or financial condition, or adversely affect the Company's relationships with customers, vendors or others.

     Some customers and prospects of the Company operate in complex computing environments that include products and services not supplied by the Company.
The costs, timing and scheduling by customers of work related to Year 2000 Issues involving such products and services may cause some customers and prospects to defer current projects or prospective purchase decisions regarding Company Software Products. If Year 2000 Issues cause customers and prospects to defer current projects or prospective purchase decisions, the Company's financial, business and operational goals may be deferred or may not be realized at all, with the result that the Company's business, results of operations, or financial condition could be materially adversely affected. Due to uncertainties associated with customers and prospects, there can be no assurance that Year 2000 Issues will not materially adversely affect the Company's business, results of operations, or financial condition or adversely affect the Company's relationships with customers, vendors or others.

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


Factors Affecting Future Results

IDX Stock Prices May Continue to be Volatile. IDX has experienced, and expects to continue to experience fluctuations in its stock price due to a variety of factors including:

        . delay in customers purchasing decisions due to a variety of factors such as consolidation, management changes and year 2000 problems;

        .  market prices of competitors such as McKesson HBOC, Inc.;

        . announcements of technological innovations, including Internet delivery of information and use of relational database technology;

        .  new product introductions by IDX or its competitors;

        . market conditions particularly in the computer software and hardware industries; and

        .  healthcare reform measures.

These fluctuations could have a significant impact on future market prices of IDX's common stock. On March 5, 1999 IDX announced that it expected a loss of ($0.22) - ($0.28) per share in the quarter ending March 31, 1999. Following this announcement, the IDX share price declined. On March 19, 1999 the last reported sale price of IDX common stock was on the Nasdaq National Market was $14.31 per share. On December 31, 1998, the last reported sale price of IDX common stock on the Nasdaq National Market was $44.00. This represents a 67% decline in the value of IDX stock since December 31, 1998.

Adverse Financial Trends Including Declining Net Income and Cash from Operations Have and May Continue. Year over year net income and cash from operations have declined since 1995. IDX's net income was $20.6 million in 1995. Net income fell to $16.7 million in 1996 and $8.0 million in 1997. Net income increased to $30.2 million in 1998. Cash from operations was $21.7 million in 1995, $10.4 million in 1996, and $9.8 million in 1997. On March 5, 1999 IDX announced that based on currently available information, the after tax loss for the first quarter ending March 31, 1999 is expected to be ($5) to ($7) million. If these negative trends were to continue, IDX would have difficulty in financing future growth and funding its operating initiatives including future acquisitions.

IDX Expects its Quarterly Operating Results to Fluctuate and its Customer Sales and Installation Requirements to Change. IDX expects its quarterly results of operations to continue to fluctuate. Because a significant percentage of IDX's expenses are relatively fixed, the following factors could cause these fluctuations:

        . delay in customers purchasing decisions due to a variety of factors such as consolidation, management changes and year 2000 problems;

        .    the volume and timing of systems sales and installations;

        . recognizing revenue at various points during the installation process; and

        .    the sales and implementation cycles of IDX's customers.

In addition, the timing of new product and service introductions and product upgrade releases and general economic conditions can impact IDX's quarterly operating results.

In light of the above, IDX believes that its results of operations for any particular quarter or fiscal year are not necessarily meaningful or reliable indicators of future performance. Future period-to-period fluctuations may have a material adverse effect on IDX's results of operations, financial condition or business.

IDX May Experience Challenges and Incur Substantial Costs in Integrating the Operations of PHAMIS, Inc. and EDiX. Since the acquisition in July 1997, the integration of the operations and management of IDX and PHAMIS has and will continue to:

        . be a time-consuming process, particularly in regard to coordinating product development and organizing customer support operations;

        . require continued dedication of management resources, which has and may continue to temporarily distract attention from the day-to-day business of the combined entity; and

        . cause IDX to incur significant merger and related costs including additional unanticipated expenses.

IDX cannot assure you that it will complete this integration smoothly or successfully.

EDiX will present IDX operational challenges, particularly in the area of sales coordination. In addition, IDX expects to incur significant pre-tax charges in association with the merger.

If IDX fails to successfully integrate the operations or management of the two companies, it could have a material adverse effect on the combined entity's results of operations, financial condition or business.

IDX May Not be Successful in Implementing its Acquisition Strategy. IDX intends to continue to grow in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. IDX may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into its current business and operations. Factors which may affect IDX's ability to expand successfully include:

        . the successful identification and acquisition of products, technologies or businesses;

        . effective integration and operation of the acquired or aligned products, technologies or businesses despite technical difficulties, geographic limitations and personnel issues; and

        . overcoming significant competition for acquisition and alliance opportunities from companies that have significantly greater financial and management resources, such as McKesson HBOC, Inc. and Shared Medical Systems Corporation.

The failure to successfully integrate any significant products, technologies or businesses could have a material adverse effect on IDX's results of operations, financial condition or business.

IDX's Success Depends on New Product Development and Its Ability to Respond to Rapidly Changing Technology. To be successful, IDX must enhance its existing products, respond effectively to technology changes and help its clients adopt new technologies. In addition, IDX must sell additional products to its existing client base and introduce new products and technologies to meet the evolving needs of its clients in the healthcare information systems market. IDX may have difficulty in accomplishing this because of factors including:

        .    evolving industry standards, for example, Health Level Seven;

        .    new technological developments, for example, the web technology.

IDX is currently devoting significant resources toward the development of enhancements to its existing products, particularly in the announced area of web-based functionality and the migration of existing products to new hardware and software platforms including relational database technology and object-oriented programming. However, IDX may not successfully complete these product developments or the adaptation in a timely fashion, and IDX's current or future products may not satisfy the needs of the healthcare information systems market. Any of these developments may adversely affect IDX's competitive position or render its products or technologies noncompetitive or obsolete.

IDX May Be Adversely Affected by Year 2000 Problems. In the year 2000 software applications that use only two digits to identify a year in the date field may fail or create errors. IDX uses computer equipment, software and devices with embedded technology, including both information systems and non-information systems, that may not be year 2000 compliant despite IDX's continuing efforts to assess, remediate, and test such equipment, software and devices. This could result in a system failure or miscalculations causing disruption of IDX's operations, including among other things, a temporary inability to:

        .    process transactions;

        .    send invoices;

        .    conduct communications; or

        .    engage in similar normal business activities.

In addition, IDX sells computer software products and distributes the products of third parties that may not be year 2000 compliant despite IDX's continuing efforts to assess and test these products. This could result in system failures or miscalculations causing disruption of customers' operations, including, in addition to the types of disruptions described above, a temporary disruption in their ability to treat patients. Further, products and services used by IDX's customers, but not supplied by IDX, may not be year 2000 compliant. Customers may defer current installations of and plans to purchase IDX products until they have completed their own year 2000 assessment. Any of these problems could have a material adverse effect on IDX's results of operations, financial condition or business.

IDX does not believe that the year 2000 issues will pose significant operational problems for IDX. However, if year 2000 issues are not properly identified, assessed and resolved, it could have a material adverse effect on the results of operations, financial condition or business of IDX. In addition if actual year 2000 remediation costs are higher than IDX estimated costs, it could materially adversely affect IDX's results of operations, financial condition or business.

The nature of IDX's business and its relationships with its customers make it difficult to assess the magnitude of IDX's potential exposure as a result of year 2000 issues. IDX is engaged in the business of developing, marketing and supporting computer software. IDX's software is often used by its customers in conjunction with other vendors' products and services. The ability of IDX to assist its customers in the development and installation of year 2000 compliant versions of IDX software products will depend in part on the readiness, ability and cooperation of its customers and their suppliers. In addition, the purchasing patterns of IDX customers and potential customers may be affected by year 2000 issues. The cost, timing and scheduling by customers of work related to year 2000 issues involving IDX's products and services may cause some customers to defer or forego projects or purchase decisions. IDX sells a number of different combinations of products and services under varying contractual terms. There is no widely accepted definition of year 2000 compliance. Certain of IDX's customers may assert breach of warranty or other claims against IDX relating to year 2000 compliance. Any of these factors may adversely affect the results of operations.

Product Sales Within the Healthcare Industry May Decline Causing IDX to Suffer Financially. IDX currently derives substantially all of its revenues from sales of financial, administrative and clinical healthcare information systems and related services within the healthcare industry. As a result, any factor adversely affecting this industry and these sales could have a material adverse effect on IDX. In addition, even though IDX's annual sales have increased, future revenues associated with existing products may decline as a result of factors like price competition. IDX may not be able to continue its success in marketing its current, new or enhanced products. Moreover, IDX may be unable to maintain its current pricing for existing products.

IDX May Be Faced With Product Liability Claims Exceeding Its Insurance Coverage. Any failure by IDX's products that provide applications relating to patient medical histories and treatment plans could expose IDX to product liability claims. These potential claims may exceed IDX's current insurance coverage. A successful claim brought against IDX in excess of its insurance coverage could have a material adverse effect on IDX's results of operations. Even unsuccessful claims could be costly to defend and divert management time and resources. In addition, IDX cannot assure you that it will continue to have appropriate insurance available to it in the future at commercially reasonable rates.

IDX's Success is Significantly Dependent on Key Personnel. The success of IDX is dependent to a significant degree on its key management, sales, marketing, and technical personnel. To be successful IDX must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including programmers, consultants, systems architects skilled in the technical environments in which IDX's products operate. Competition for such personnel in the software and information services industries is intense. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on IDX's results of operations. IDX does not maintain "key man" life insurance policies on any of its executives. Not all IDX personnel have executed noncompetition agreements.

IDX May Be Adversely Affected By Changes in the Healthcare Industry and by Government Healthcare Reform Proposals. IDX's products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and capital expenditures. From time to time, Congress has considered proposals to reform the healthcare system. If enacted, these proposals may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for IDX's clients. Healthcare organizations may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for IDX's products and services. IDX cannot predict with any certainty what impact these proposals or healthcare reforms might have on its results of operations, financial condition or business.

Governmental Regulation May Impose New Burdens and Costs on IDX's Operations. The United States Food and Drug Administration has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, IDX, as a manufacturer of such products, could be required, depending on the product, to:

        .    register and list its products with the FDA;

        . notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or

        . obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

Depending on the intended use of a device, the FDA could require IDX to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires this data, IDX would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. IDX cannot provide assurances you that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, IDX expects that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed. The FDA can impose extensive requirements governing pre-and post-market conditions like service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

In order to ensure continued compliance with changing government standards and regulations, IDX monitors regulations affecting its business including those mandated by the Health Insurance Portability and Accountability Act of 1996.

IDX May Have Conflicts of Interests With Some of its Executives Which May Adversely Affect IDX. Richard E. Tarrant, President, Chief Executive Officer and Director, and Robert H. Hoehl, Chairman of the Board of Directors, indirectly own, through various entities, real estate which IDX leases in connection with its operations. During 1998, IDX paid an aggregate of approximately $4.24 million in connection with these leases. In November 1998, IDX announced tentative plans to expand one of its facilities located on land owned by these executives.

In connection with these arrangements, the economic interests of these executives and directors and IDX may diverge. In response, IDX has created the Committee on Independent Director Transactions to review and approve transactions of this nature. IDX believes that these arrangements were entered into on an arm's length basis on terms that were no less favorable to IDX than could have been obtained from unaffiliated third parties.

     Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Item 8. Financial Statements and Supplementary Data

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except for per share data)

                                                                                                                 December 31
                                                                                                               ----------------
                                                                                                                1998        1997
Assets
Current assets:
     Cash and cash equivalents                                                                             $ 10,953         $ 14,061
     Securities available-for-sale                                                                          113,564          101,826
     Accounts receivable, less allowance of $1,200 in 1998 and $1,268 in 1997 for
        doubtful accounts                                                                                    99,345           66,587
     Refundable income taxes                                                                                   --              6,080
     Prepaid expenses                                                                                         2,811            2,138
     Other current assets                                                                                     2,186            2,342
     Deferred tax asset                                                                                       4,720            4,159
                                                                                                           --------         --------
Total current assets                                                                                        233,579          197,193
Property and equipment:
     Equipment and leasehold improvements, net of accumulated depreciation and
        amortization                                                                                         23,644           20,905
     Real estate, net of accumulated depreciation                                                             8,261            7,372
                                                                                                           --------         --------
                                                                                                             31,905           28,277
Other:
     Capitalized software costs, net                                                                            665              368
     Other assets                                                                                            15,868            6,175
     Deferred tax asset                                                                                       2,307            5,305
                                                                                                           --------         --------
                                                                                                             18,840           11,848
                                                                                                           --------         --------
Total assets                                                                                               $284,324         $237,318
                                                                                                           ========         ========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                                      $ 14,609         $ 10,626
     Accrued expenses                                                                                        16,544           20,536
     Federal and state taxes payable                                                                          5,429             --
     Deferred revenue                                                                                        18,239           21,538
     Note payable and current portion of long-term debt                                                           9            3,587
                                                                                                           --------         --------
Total current liabilities                                                                                    54,830           56,287
Long-term debt, less current portion                                                                           --              2,508
Commitments and contingencies
Minority interest                                                                                             8,988            1,919
Stockholders' equity:
     Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued
     Common stock, par value $0.01 per share, 100,000 shares authorized,
        issued and outstanding 26,560 and 26,029 in 1998 and 1997, respectively                                 265              260
     Additional paid-in capital                                                                             142,317          128,658
     Retained earnings                                                                                       77,778           47,550
                                                                                                           --------         --------
                                                                                                            220,360          176,468
     Cumulative unrealized gains (losses) on securities available-for-sale                                      146              136
                                                                                                           --------         --------
          Total stockholders' equity                                                                        220,506          176,604
                                                                                                           --------         --------
Total liabilities and stockholders' equity                                                                 $284,324         $237,318
                                                                                                           ========         ========

See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                   (in thousands, except for per share data)

                                                               Year Ended December 31
                                                        ------------------------------------
                                                           1998          1997         1996
                                                        ---------      ---------    -------
Revenues:
   Systems sales                                        $178,555       $134,499     $110,495
   Maintenance and service fees                          143,121        116,918       96,384
                                                        ------------------------------------
Total revenues                                           321,676        251,417      206,879

Operating expenses:
   Cost of sales                                         163,054        130,424      108,264
   Selling, general and administrative                    61,712         51,747       45,929
   Research and development                               46,565         36,312       29,768
   Write-off of acquired research and development costs    3,201          2,290         --
   Merger and related costs                                  --          20,030          292
                                                        ------------------------------------
Total operating expenses                                 274,532        240,803      184,253

Operating income                                          47,144         10,614       22,626

Other (income) expense:
   Interest income                                        (6,357)        (6,322)      (5,532)
   Interest expense                                           43            197          220
   Minority interest                                       1,070            539          430
                                                       -------------------------------------
                                                          (5,244)        (5,586)      (4,882)

Income before income taxes                                52,388         16,200       27,508
Income tax provision                                      22,160          8,238       10,848
                                                        ------------------------------------
Net income                                              $ 30,228       $  7,962     $ 16,660
                                                       =====================================

Unrealized gain (loss) on securities
   available-for-sale                                         10            143          (88)
                                                        ------------------------------------
Comprehensive income                                    $ 30,238       $  8,105     $ 16,572
                                                        ====================================
Basic net income per share                              $   1.15       $   0.31     $   0.66
                                                        ====================================
Basic weighted average shares outstanding                 26,345         25,672       25,146
                                                        ====================================
Diluted net income per share                             $  1.11        $  0.30      $  0.64
                                                        ====================================
Diluted weighted average shares outstanding               27,169         26,447       26,047
                                                        ====================================

See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)


                                                                                         Unrealized
                                    Common Stock                                       Gain (Loss) on
                                  -----------------            Additional                Securities       Total
                                                Par             Paid - in    Retained    Available-    Stockholders'
                                  Shares       Value             Capital     Earnings     for-Sale        Equity
                                 ----------------------------------------------------------------------------------
Balances at December 31, 1995      24,693       $247           $107,255      $22,928        $ 81         $130,511
 Stock issued upon exercise of
   nonqualified stock options                      8                 56                                        56
 Tax benefit related to
   exercise of nonqualified stock
   options                                                                     4,812                        4,812
 Stock issued upon exercise of
   incentive stock options            569          6              3,037                                     3,043
 Stock issued pursuant to
   employee stock purchase plan       171          2              3,090                                     3,092
 Stock issued to 401(k) plan           21                           464                                       464
 Change in unrealized
    loss on securities
    available-for-sale                                                                       (88)             (88)
 Net income                                                                   16,660                       16,660
                                 ---------------------------------------------------------------------------------
Balances at December 31, 1996      25,462        255            118,714       39,588          (7)         158,550

 Stock issued upon exercise of
   nonqualified stock options          73          1              1,153                                     1,154
 Tax benefit related to
   exercise of nonqualified
   stock options                                                  3,059                                     3,059
 Stock issued upon exercise of
   incentive stock options            419          4              3,887                                     3,891
 Stock issued pursuant to
   employee stock purchase plan        54                         1,408                                     1,408
 Stock issued to 401(k) plan           21                           437                                       437
 Change in unrealized gain
   on securities
   available-for-sale                                                                        143              143
 Net income                                                                    7,962                        7,962
                                 ---------------------------------------------------------------------------------
Balances at December 31, 1997      26,029        260            128,658       47,550         136          176,604

 Stock issued upon exercise
   of nonqualified stock options      137          1             3,971                                      3,972
 Tax benefit related to
   exercise of nonqualified
   stock options                                                 2,335                                      2,335
 Stock issued upon exercise of
   incentive stock options            293          3             4,277                                      4,280
 Stock issued pursuant to
   employee stock purchase plan        96          1             2,878                                      2,879
 Stock issued to 401(k) plan            5                          198                                        198
 Change in unrealized gain
  on securities
  available-for-sale                                                                          10               10
 Net income                                                                   30,228                       30,228
                                 ---------------------------------------------------------------------------------
Balances at December 31, 1998      26,560      $ 265          $142,317       $77,778        $146         $220,506
                                 =================================================================================

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                               Year Ended December 31
                                                                                          --------------------------------
                                                                                             1998        1997        1996
                                                                                          ----------  -----------  ---------
Operating Activities
Net income                                                                                $30,228       $ 7,962     $ 16,660
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                                         11,176         8,872        7,327
     Deferred tax provision (benefit), net of business acquisitions                         2,937        (5,864)      (1,664)
     Increase (decrease) in allowance for doubtful accounts                                   269           593          360
     Minority interest                                                                      1,070           539          430
     Write-off of acquired in-process research and
       development costs                                                                    3,201         2,290
     Write-off of capitalized software costs and equipment
       in connection with merger                                                                          7,406
     Changes in operating assets and liabilities, net of business acquisitions:
       Accounts receivable                                                                (33,027)      (18,065)     (14,633)
       Prepaid expenses and other assets                                                    5,463        (2,984)      (2,596)
       Accounts payable                                                                     3,983           246        2,576
       Accrued expenses                                                                    (3,992)       10,644          545
       Federal and state taxes payable                                                      5,429        (6,815)         (71)
       Deferred revenue                                                                    (3,299)        4,997        1,539
                                                                                           ---------------------------------
 Net cash provided by operating activities                                                 23,438         9,821       10,473

Investing Activities
Purchase of property and equipment, net                                                   (14,602)      (15,711)      (8,891)
Purchase of securities available-for-sale                                                (250,025)     (151,537)     (147,056)
Proceeds from sale of securities available-for-sale                                       238,297       150,919       112,297
Business acquisitions                                                                      (5,293)       (2,500)
Other assets                                                                               (8,501)       (1,649)       (3,397)
                                                                                           ----------------------------------
Net cash used in investing activities                                                     (40,124)      (20,478)      (47,047)

Financing Activities
Proceeds from sale of common stock                                                         11,329         6,890        6,655
Tax benefit related to exercise of nonqualified
  stock options                                                                             2,335         3,059        4,812
Contributions to (distributions from) affiliates, net                                       6,000          (700)         467
Proceeds from note payable                                                                                3,350
Principal repayments of long-term debt                                                     (6,086)         (208)        (783)
                                                                                           ---------------------------------
Net cash provided by financing activities                                                  13,578        12,391       11,151
                                                                                           ---------------------------------
Increase (decrease) in cash and cash equivalents                                           (3,108)        1,734      (25,423)
Cash and cash equivalents at beginning of year                                             14,061        12,327       37,750
                                                                                           ---------------------------------
Cash and cash equivalents at end of year                                                   10,953        14,061       12,327
                                                                                           =================================
Supplemental Cash Flow Information
Cash paid for interest                                                                     $   43       $   190      $   158
                                                                                           =================================
Cash paid for income taxes                                                                 $5,362       $17,382      $ 8,321
                                                                                           =================================

See accompanying notes.

                            IDX SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

1.   Significant Accounting Policies

Nature of Business

     IDX Systems Corporation (IDX or the Company) provides healthcare information systems and services to large integrated healthcare delivery enterprises principally located in the United States. Revenues are derived from the licensing of software, and the provision of maintenance and services related to systems sales.

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

     The Company leases a substantial portion of its space, including its corporate headquarters and certain sales and support offices, from real estate partnerships and trusts owned by stockholders and certain key employees of the Company. These real estate partnerships and trusts include 116 Huntington Avenue Limited Partnership ("HLP"), BDP Realty Associates ("BDP") and other real estate partnerships and trusts ("REPs"). The Company's consolidated financial statements include the accounts of the Company and BDP whose real estate is leased exclusively by the Company and for which the Company is subject to substantially all the risks of ownership. Real estate owned by HLP and REPs is leased to the Company under operating leases. All transactions between the Company and BDP are eliminated. Minority interest represents net income and equity of BDP.

Segment Information

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 effective with the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company views its operations and manages its business as principally one segment, healthcare information solutions that include software, hardware and related services.

     Substantially all of the Company's operations are in the United States. No one customer accounted for 10% or more of the Company's revenues in 1998, 1997, or 1996. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

Revenue Recognition

     In 1997 and 1996, the Company recognized revenue in accordance with the provisions of Statement of Position (SOP) No. 91-1, "Software Revenue Recognition." In October 1997, the American Institute of Certified Public Accountants issued SOP No. 97-2, "Software Revenue Recognition," which supersedes SOP 91-1. In 1998 the Company adopted SOP No. 97-2, as amended by SOP No. 98-4, which generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on objective evidence that is specific to the vendor. If the vendor does not have evidence of the fair value for all the elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. Additionally, the Company periodically enters into certain long term contracts to which SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," is applied. For these agreements, revenue is recognized under a percentage of completion basis as appropriate measures of completion for each contract are achieved. The Company also generates service revenues from the sale of product maintenance contracts and consulting contracts.

     Accordingly, revenue from software licensing arrangements is principally recognized upon delivery subject to specified milestones and dates. Revenue from consulting services is recognized in the period in which services are performed. Revenue from hardware sales is recognized upon delivery. Revenue from maintenance contracts is recognized ratably over the term of the support period, which is typically one year.

Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" which the Company adopted on January 1, 1998. The adoption of this new accounting standard is reflected in the Company's consolidated statements of income and comprehensive income.

Research and Development Costs

     Research and development costs are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model. Software development costs, when material, are stated at the lower of unamortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to sales of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for each product based on the greater of the amount computed using (i) the ratio of current gross revenues to total current and anticipated future gross revenues for the related software or (ii) the straight-line method over a three-year life or the product's estimated economic life, if shorter. Capitalized software development costs of $665,000 and $368,000 at December 31, 1998 and 1997, respectively, net of accumulated amortization, are included in other assets in the accompanying balance sheets. Amortization of capitalized software amounted to $203,000, $806,000 and $1,337,000 in 1998, 1997 and 1996, respectively. In connection with the Merger, the Company wrote-off $5.6 million of capitalized software development costs attributable to the elimination of overlapping and obsolete products.

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

     The Company's customers are substantially all large integrated healthcare delivery enterprises principally located in the United States. To reduce credit risk, the Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at December 31, 1998. The Company's losses related to collection of trade accounts receivables have consistently been within management's expectations.

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

Investment Securities

     The Company accounts for investment securities based on SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 provides the accounting and reporting requirements for investments in securities that have readily determinable fair values and for all investments in debt securities. All of the Company's investments have been classified as available-for-sale securities at December 31, 1998 and 1997. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of stockholders' equity and comprehensive income.

Property and Equipment

     Real estate, which includes land, buildings and related improvements owned by BDP, is stated at cost. Buildings and related improvements are depreciated using the straight-line method over their estimated useful lives of 30 to 40 years.

     Equipment is stated at cost and is depreciated over its estimated useful life by using the straight-line method. Equipment under capital leases is stated at the lower of the present value of minimum lease payments discounted at the Company's incremental borrowing rate at the beginning of the lease term or fair value at the inception of the lease. Depreciation is generally computed based on useful lives of two to five years for computer equipment and software and five to ten years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the respective lease or the estimated useful life of the asset.

     The Company includes costs of developing and obtaining software for internal use, following its adoption of SOP No.98-1, "Accounting for the Costs of Computer Software Developed for Internal Use", in Property and Equipment.

Long Lived Asset Impairment

     In accordance with SFAS No. 121 "Impairment of Long Lived Assets and Long Lived Assets to be Disposed of", the Company recognizes impairment losses on long lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets' recovery. The amount of the impairment loss is recognized based on an analysis of discounted cash flows estimated to be derived from the impaired asset.

Income Taxes

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

Stock-based Compensation

     The Company grants stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock options and other stock-based awards to non-employees are accounted for based on the provisions of SFAS No. 123.

Net Income Per Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All net income per share amounts for all periods have been presented to conform to the SFAS No. 128 requirements.


2.  Business Combinations

     On May 5, 1998, the Company acquired the net assets of Laureate Enterprises Inc. a provider of project and process consulting services for cash of $1.3 million. The acquisition was accounted for under the purchase method.

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

     In February 1997, the Company acquired certain data model technology from Medaphis Healthcare Information Technology Company for cash of $2.5 million. The acquisition was accounted for under the purchase method. Approximately $2.3 million of the purchase price was expensed as in-process research and development in connection with the Company's development of a healthcare data model.

     Had these acquisitions occurred as of the beginning of the years in which they occurred, the pro forma operating results for 1998 and 1997 would not be materially different than as reported in the accompanying consolidated financial statements.

     In July 1997, the Company completed the Merger with PHAMIS which became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests and accordingly, the accompanying financial statements include the accounts of PHAMIS for all periods presented. In connection with the Merger, the Company incurred approximately $20 million of merger and related costs consisting principally of transaction costs of $5.1 million, write-offs and adjustments of $7.4 million of long-lived assets, primarily capitalized software development costs and equipment due to the elimination of overlapping and obsolete products and operations, employee termination and related costs of $2.7 million and other merger related costs of $4.8 million related to integration costs incurred during the year and the termination of leases and other contractual obligations.

     The results of operations previously reported by the separate enterprises and the consolidated amounts for the year ended December 31, 1996 and the six months ended June 30, 1997 are summarized below.

                          Six months ended      Year ended December 31,
                            June 30, 1997                1996
                                         (in thousands)
Total revenues:
   IDX                        $ 92,606                  $157,579
   PHAMIS                       24,385                    49,300
                              --------                  --------
Consolidated                  $116,991                  $206,879
                              ========                  ========

Net income (loss):
   IDX                        $  8,417                  $ 14,882
   PHAMIS                          (44)                    1,778
                              --------                  --------
Consolidated                  $  8,373                  $ 16,660
                              ========                  ========

     On September 11, 1998, the Company entered into a merger agreement with EDiX Corporation, a provider of medical transcription services with annual revenues of approximately $29 million. The acquisition, which is subject to regulatory and EDiX shareholder approval and satisfaction of other closing conditions, will be accounted for as a pooling of interests and is scheduled to close in the second quarter of 1999. The merger agreement provides for the issuance by the Company of shares of its Common Stock, subject to certain exchange ratios, based on an acquisition value of $19,302,000. The merger agreement provides, however, that in no event will the Company be required to issue more than an aggregate of 1,000,000 shares of its Common Stock.


3.  Securities Available-for-Sale

     The following is a summary of securities available-for-sale at December 31, 1998 and 1997:

                                                       Gross       Gross      Gross     Estimated
                                                     Unrealized Unrealized  Unrealized    Fair
                                                        Cost       Gains      Losses      Value
                                                    ---------     -------  -----------  ---------
                                                                  (in thousands)
December 31, 1998
U.S. government securities....                       $ 17,357     $    49   $          $ 17,406
Other debt securities.........                         23,762          51                23,813
                                                     --------     -------   --------   --------
  Total debt securities.......                         41,119         100                41,219
Tax-deferred municipal funds..                         36,958          46                37,004
Money market fund.............                         35,341                            35,341
                                                     --------     -------   --------   --------
                                                     $113,418     $   146   $          $113,564
                                                     ========     =======   =========  ========

December 31, 1997
U.S. government securities....                        $31,292     $    75   $     (8)  $ 31,359
Other debt securities.........                         10,995          33         (6)    11,022
                                                      -------     -------   --------   --------
Total debt securities.........                         42,287         108        (14)    42,381
Tax-deferred municipal funds..                         25,181          46         (4)    25,223
Money market fund.............                         34,222                            34,222
                                                     --------     -------    --------  --------
                                                     $101,690     $   154    $   (18)  $101,826
                                                     ========     =======    ========  ========


     The net unrealized gain on securities available-for-sale included as a separate component of stockholders' equity totaled $146,000 and $136,000 at December 31, 1998 and 1997, respectively.

     The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below.

                                                                                      Estimated
                                                                           Cost       Fair Value
                                                                           ----       ----------

                                                                             (in thousands)
  Due in one year or less...........................................       $107,995     $108,068
  Due after one year through three years............................          3,709        3,752
  Due after three years.............................................          1,714        1,744
                                                                           --------     --------
                                                                           $113,418     $113,564
                                                                           ========     ========

4.  Property and Equipment

   Equipment and leasehold improvements consists of the following:

                                                                               December 31

                                                                            1998         1997
                                                                          --------     ---------
                                                                             (in thousands)
  Computer equipment and software...................................       $ 43,415     $ 32,954
  Furniture and fixtures............................................          7,665        6,567
  Leasehold improvements............................................          7,349        7,334
                                                                           --------     --------
                                                                             58,429       46,855
  Less accumulated depreciation and amortization....................         34,785       25,950
                                                                           --------     --------
                                                                           $ 23,644     $ 20,905
                                                                          =========     ========

   Real estate consists of the following:

                                                                                December 31

                                                                            1998          1997
                                                                          ---------     --------
                                                                               (in thousands)
 Corporate headquarters.............................................       $  9,903     $  8,794
 Less accumulated depreciation......................................          1,642        1,422
                                                                           --------     --------
                                                                           $  8,261     $  7,372
                                                                           ========     ========


5.  Other Investments and Advances

     In February 1996, PHAMIS signed a Distribution Agreement (the Agreement) with Point-of-Care Systems Inc., a software developer of mobile computing solutions for the home healthcare marketplace. The Agreement allows PHAMIS to distribute the home healthcare solutions throughout its direct sales network. In addition to the Agreement, PHAMIS purchased a minority equity interest in the developer for approximately $950,000 in cash. During 1997 and 1998 an appropriate additional $600,000 was invested by the Company. The equity interest is accounted for under the cost method of accounting.

     During 1996 and 1997 the Company advanced $511,000 to PICIS, a company that develops, markets and supports CareSuite which is an integrated critical care and perioperative software solution. The Company is a distributor of PICIS' products in North America.

     On September 11, 1998, the Company signed a definitive agreement to acquire EDiX Corporation, a provider of medical transcription outsourcing services to hospitals and large physician group practices. During 1998 the Company advanced loans to EDiX under a term loan agreement in the amount of $3,000,000.

6.  Accrued Expenses

Accrued expenses consist of the following:

                                           December 31,
                                          1998     1997
                                          (in thousands)
                                         ----------------

Employee compensation and benefits....   $12,326  $12,653
Merger related costs..................              3,098
Other.................................     4,218    4,785
                                         -------  -------
                                         $16,544  $20,536
                                         =======  =======


7.  Financing Arrangements

     Under a line of credit arrangement with a bank, the Company may borrow up to $5,000,000 on a demand basis subject to terms and conditions upon which the Company and the bank may mutually agree. The line of credit arrangement expires on May 31, 1999. At December 31, 1998 and for each of the three years in the period then ended, there were no borrowings under this arrangement.

     BDP had a $4,000,000 demand line of credit agreement with a bank, under which borrowings of $3,350,000, bearing interest of 7.4%, were outstanding at December 31, 1997. These borrowings were repaid in January 1998.

     Long-term debt, repaid in 1998, consisted of the following as of December 31, 1997:

                                                       (in thousands)
Obligation under industrial revenue bond, principal
 installments of $200, interest at a floating
 variable rate (4.45% at December 31, 1997),
 secured by real estate owned by BDP.................         $2,700
Other................................................             45
                                                              ------
                                                               2,745
Less current portion.................................            237
                                                              ------
Long-term debt.......................................         $2,508
                                                              ======

Operating Leases

     The Company leases approximately 47% of the office space in a commercial office building owned by HLP. HLP is owned and controlled by stockholders and certain key employees of the Company. At December 31, 1998, future obligations due under the operating lease with HLP, REPs and unrelated parties for sales and support offices are as follows:

                                                           Unrelated
                               HLP      REPs    Sub Total  Parties   Total
                            ---------  -------  ---------  -------  -------
                                           (in thousands)
Year ending December 31:

 1999.....................    $ 2,462  $   454    $ 2,916  $ 7,135  $10,051
 2000.....................      2,673      454      3,127    6,948   10,075
 2001.....................      2,673      454      3,127    6,958   10,085
 2002.....................      2,673      206      2,879    6,582    9,461
 2003.....................      2,673        0      2,673    4,089    6,762
 Thereafter...............     30,866        0     30,866    9,832   40,698
                              -------  -------    -------  -------  -------
                              $44,020  $ 1,568    $45,588  $41,544  $87,132
                              =======  =======    =======  =======  =======

     Total rent expense amounted to $7,971,000, $6,906,000 and $5,563,000, during 1998, 1997 and 1996, respectively. Total rent expense includes $2,898,000, $3,024,000 and $2,621,000 in 1998, 1997 and 1996, respectively, related to the lease with HLP. Total rent expense includes $525,000, $448,000 and $381,000 in 1998, 1997 and 1996, respectively, related to the leases with REPs.

8.  Income Taxes

     The provision for income taxes consists of the following:

                                            1998      1997      1996
                                           -------  --------  --------
                                                 (in thousands)
Currently payable:
 Federal.................................  $15,918  $11,282   $10,317
 State...................................    3,805    2,820     2,195
                                           -------  -------   -------
                                            19,723   14,102    12,512
Deferred (benefit), principally Federal..    2,437   (5,864)   (1,664)
                                           -------  -------   -------
                                           $22,160  $ 8,238   $10,848
                                           =======  =======   =======

     A reconciliation of the federal statutory rate to the effective income tax rate during 1998, 1997 and 1996 is as follows:

                                           1998   1997   1996
                                           -----  -----  -----
Tax at federal statutory rate............  35.0%  35.0%  35.0%
State taxes, net of federal benefit......   5.5    5.5    5.2
Non-deductible costs of acquisitions.....   2.4   10.4    (.2)
Other, net...............................   (.6)          (.6)
                                           ----  -----  -----
                                           42.3% 50.9%  39.4%
                                           ===== =====  =====

     Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                                               1998        1997
                                                                                              ------      ------
                                                                                                (In thousands)
Deferred tax assets:
 Allowances and accruals...............................................................       $ 3,317   $ 6,101
 Depreciation..........................................................................         2,307     2,049
 Deferred revenue......................................................................         1,403     1,314
                                                                                              -------   -------
    Total deferred tax assets..........................................................         7,027     9,464
    Less current portion...............................................................         4,720     4,159
                                                                                              -------   -------
                                                                                              $ 2,307   $ 5,305
                                                                                              =======   =======

9.  Net Income Per Share

   The following sets forth the computation of basic and diluted earnings per share:

                                                                                               1998      1997
                                                                                              -------  --------
   ....................................................................................
Numerator:
 Net income............................................................................       $30,228   $ 7,962
                                                                                              -------   -------
  Numerator for basic and diluted earnings per share...................................       $30,228   $ 7,962

Denominator:
 Denominator for basic earnings per share--
   weighted-average share..............................................................        26,345    25,672
 Effect of employee stock options......................................................           824       775
                                                                                              -------   -------
  Denominator for diluted earnings per share...........................................        27,169    26,447
                                                                                              =======   =======
Basic earnings per share...............................................................         $1.15   $  0.31
                                                                                              =======   =======
Diluted earnings per share.............................................................         $1.11   $  0.30
                                                                                              =======   =======

10.   Benefit Plans

Retirement Plans:

Profit Sharing Retirement Plan

     The Company maintains a profit sharing retirement plan for all IDX employees meeting age and service requirements. In 1998 PHAMIS employees are not eligible for the profit sharing retirement plan due to their eligibility in the PHAMIS 401(k) plan described below. Effective January 1, 1999 PHAMIS employees are eligible for profit sharing contributions when the former PHAMIS 401(k) plan is merged into the new IDX Systems Corporation Retirement Income Plan. The contributions to the plan are discretionary, as determined by the Board of Directors. The Company expects to continue the plan indefinitely; however, IDX has reserved the right to modify, amend or terminate the plan. For the years ended December 31, 1998, 1997 and 1996, the Company has expensed $4,184,000, $4,316,000 and $2,840,000, respectively.


401(k) Retirement Savings Plan

     During 1998, the Company maintained a 401(k) retirement savings plan in which all PHAMIS full-time employees are eligible to participate. Effective January 1, 1999 the PHAMIS 401(k) retirement savings plan merged into the new

IDX Systems Corporation Retirement Income Plan and the Company's stock was not an available investment election. Participants become eligible for the employer-matching contribution on the first day of the calendar quarter immediately following the completion of one year of service. Prior to the Merger, the Company matched 50% of participant contributions up to a maximum contribution of $1,500 per employee in company stock. The 401(k) retirement savings plan was amended in July 1997 to provide for the Company match to be made in cash. Matching contributions to the plan were $413,000, $357,000 and $320,000 in the years ended December 31, 1998, 1997 and 1996, respectively. A total of 240,000 shares of Common Stock have been reserved for issuance under the 401(k) retirement savings plan.


Stock Purchase Plans

     In September 1995, IDX's Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan, as amended in July 1997, (the "ESPP") under which eligible employees may purchase Common Stock at a price per share equal to 85% of the lower of the fair market value of the Common Stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 1,400,000 shares of Common Stock have been reserved for issuance under this plan. During the years ended December 31, 1998, 1997 and 1996, an aggregate of approximately 96,000, 54,000, and 171,000 shares, respectively, were purchased under these stock purchase plans.

Stock Option Plans:

IDX Option Plans

     During 1985 and 1994, the Company established incentive stock option plans providing for the grant of options for the issuance of 959,540 and 183,200 shares, respectively, of Common Stock. Options were granted at fair market value at the time of grant and became immediately exercisable at the time of the initial public offering. The options expire on the tenth anniversary of the date of the grant or upon termination of employment. The 1994 Plan was terminated upon the completion of the initial public offering. The 1985 Plan was terminated for purposes of prospective eligibility in March 1995. At December 31, 1998, options to purchase 55,850 and 130,600 shares of Common Stock were outstanding and exercisable under the 1994 Plan and the 1985 Plan, respectively.

     In September 1995, the Company's stockholders approved the 1995 Stock Option Plan as amended in July 1997, (the "1995 Option Plan"). The 1995 Option Plan provides for the grant of stock options to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1995 Option Plan, the Company may grant options that are intended to qualify as incentive stock options under provisions of the Internal Revenue Code or options not intended to qualify as incentive stock options. The option grants, exercise price, vesting and expiration are authorized by a compensation committee comprised of certain of the Company's directors. A total of 4,500,000 shares of Common Stock may be issued upon the exercise of options granted under the 1995 Option Plan. At December 31, 1998, options to purchase 1,459,172 shares of Common Stock were outstanding under the 1995 Option Plan, of which 434,189 were exercisable.

     In September 1995, IDX's Board of Directors approved the 1995 Director Stock Option Plan as amended in May and July 1997, (the "IDX Director Plan"), which provides that each non-employee director of the Company be granted an option to acquire 2,000 shares of Common Stock on the date that person becomes a director but, in any event, not earlier than the effective date of the IDX Director Plan. Options are granted at a price equal to the fair market value on the date of grant. The option becomes exercisable on the first anniversary of the date of grant, and the term of the option is ten years from the date of grant. The Company has reserved 80,000 shares of Common Stock for issuance under the IDX Director Plan. At December 31, 1998, options to purchase 13,940 shares of Common Stock were outstanding under the IDX Director Plan of which 9,596 where exercisable.


PHAMIS Stock Option Plans

     Options to purchase shares of PHAMIS Common Stock under the PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan (the "1983 Option Plan"), the PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan (the "1993 Option Plan") and the PHAMIS, Inc. 1994 Nonemployee Director Stock Option Plan (the "PHAMIS Director Plan") which were outstanding at the effective date of the Merger were effectively assumed by IDX based on the exchange ratio of .73 shares of IDX Common Stock for each share of PHAMIS

Common Stock. Pursuant to the terms of the aforementioned plans, all unvested and unexercisable option grants were fully vested and became exercisable immediately prior to the Merger. The aforementioned PHAMIS plans were terminated for purposes of prospective eligibility at the effective time of the Merger. At December 31, 1998, options to purchase 12,862, 96,950 and 3,650 shares of IDX Common Stock were outstanding and exercisable under the 1983 Option Plan, the 1993 Option Plan and the PHAMIS Director Plan, respectively.

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

                                  Options             ESPP
                                  --------           -----
                           1998    1997   1996   1998   1997   1996
                         --------  -----  -----  -----  -----  -----

Expected life (years)..      6.4    6.3    6.3     .5     .5     .55
Interest rate..........      5.7%   6.0%   6.4%   5.5%   6.1%   6.3%
Volatility.............     41.4%  42.7%  43.3%  41.4%  42.7%  40.4%
Dividend yield.........      0.0%   0.0%   0.0%   0.0%   0.0%   0.0%

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for net income per share information):

                                              1998      1997    1996
                                             ------    ------  -------

     Pro forma net income............        $26,320    $ 467  $14,285
     Pro forma net income per share..        $  0.97    $0.02  $  0.55

     Pro forma net income and net income per share in 1997 includes the effect of accelerated vesting of all outstanding options of PHAMIS as of the merger. The effect of accelerated vesting was to reduce pro forma net income in 1997 from $3,812,000 to $467,000 and to reduce pro forma net income per share from $0.15 to $0.02.

     The effects on 1996, 1997 and 1998 pro forma net income and net income per share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only one, two and three years of option grants under the Company's plans.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                     1998                  1997                 1996
                                  ----------            ----------            --------
                                              Weighted              Weighted              Weighted-
                                              Average               Average               Average
                                              Exercise              Exercise              Exercise
                                   Options     Price     Options     Price     Options     Price

Outstanding at beginning of
year                              2,078,927     $24.73  1,950,916   $  17.88  1,702,936   $ 8.18
Granted                             173,602     $42.17    679,129   $  30.78    873,906   $28.54
Exercised                          (424,051)    $19.03   (494,706)  $  12.28   (579,130)  $ 5.16
Forfeited                           (55,454)    $32.28    (56,412)  $  25.18    (46,796)  $21.54
                                  ---------     ------  ---------   --------  ---------   ------

Outstanding at end of year        1,773,024     $27.56  2,078,927   $  24.73  1,950,916   $17.88
                                  =========     ======  =========   ========  =========   ======

Exercisable at end of year          743,697     $21.23    805,073   $  16.73    777,732   $ 7.22
                                  =========     ======  =========   ========  =========   ======
Weighted-average fair value of
 options granted during the
 year                                           $21.10              $  16.56              $14.94

Available for future grants       2,435,276             2,553,424               821,578
                                  =========             =========              ========

     The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 1998:


                                         Options Outstanding        Options Exercisable
                                     ----------------------------   -------------------
                                         Weighted-      Weighted-               Weighted
                                          Average        Average                 Average
Range of                 Number          Remaining       Exercise    Number     Exercise
Exercise Prices        Outstanding   Contractual Life     Price    Exercisable   Price
----------------------------------------------------------------------------------------
$4.32 - $18.00             386,530       5.62 years        $11.09      320,592    $ 9.67
$20.72 - $30.25            188,857       7.52 years        $27.65      105,512    $26.19
$30.63 - $31.22            497,962       7.88 years        $30.72      202,943    $30.68
$31.56 - $51.19            699,675       8.80 years        $34.39      114,650    $32.24
                         ---------                                     -------
                         1,773,024                                     743,697
                         =========                                     =======

11.  Quarterly Information (Unaduited)

A summary of operating results for the quarterly periods in the two years ended December 31, 1998 is set forth below:

                                                                      Quarter Ended
                                               --------------------------------------------------------------
                                               March 31      June 30  September 30     December 31    Total
                                               --------     --------- ------------     -----------   --------
                                                         (in thousands, except per share amounts)
Year ended December 31, 1998
 Total revenues...............................  $72,737       $79,364      $83,358      $86,217       $321,676
 Gross profit.................................   35,489        38,956       40,954       43,223        158,622
 Net income...................................    4,402         8,106        8,465        9,255         30,228
 Net income per share - basic.................  $  0.17       $  0.31      $  0.32      $  0.35       $   1.15
 Net income per share - diluted...............  $  0.16       $  0.30      $  0.31      $  0.34       $   1.11

Year ended December 31, 1997
 Total revenues...............................  $59,559       $57,432      $64,598      $69,828       $251,417
 Gross profit.................................   29,595        26,371       30,986       34,041        120,993
 Net income (loss)............................    4,498         3,875       (7,355)       6,944          7,962
 Net income (loss) per share -
  basic.......................................  $  0.18       $  0.15      $( 0.29)     $  0.27       $   0.31
 Net income (loss) per share -
  diluted.....................................  $  0.17       $  0.15      $ (0.29)     $  0.26       $   0.30

     The first three quarters of 1997 net income (loss) per share amounts have been restated to comply with SFAS No. 128, "Earnings per Share," and to reflect the Merger with PHAMIS which was accounted for as a pooling of interests.


SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at   Charged to   Charged to   Bad Debts         Balance at
                                     Beginning    Costs and    Other        Written Off Net   End of
Description                          of Period    Expenses     Accounts     of Collections    Period
----------------------------------------------------------------------------------------------------------
Year ended December 31, 1998:

Allowance for doubtful accounts      $1,268,000    $269,000     $137,000                       $1,200,000

Year ended December 31, 1997:

Allowance for doubtful accounts      $  787,000    $593,000     $112,000                       $1,268,000

Year ended December 31, 1996:

Allowance for doubtful accounts      $  592,000    $360,000     $165,000                       $  787,000

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
IDX Systems Corporation


     We have audited the accompanying consolidated balance sheets of IDX Systems Corporation, its subsidiaries and affiliate as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the 1996 financial statements of PHAMIS, Inc., a wholly-owned subsidiary, which statements reflect total revenues of $49,300,000 for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for PHAMIS, Inc., is based solely on the report of other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDX Systems Corporation, its subsidiaries and affiliate at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     Effective January 1, 1998, the Company adopted Statement of Position (SOP) 97-2 "Software Revenue Recognition" as amended by SOP 98-4, and SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."



                               Ernst & Young LLP

Boston, Massachusetts
February 2, 1999

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


The Board of Directors and Shareholders
PHAMIS, Inc.:



We have audited the consolidated statements of income, shareholders' equity and cash flows of PHAMIS, Inc. and subsidiaries for the year ended December 31, 1996 (not presented separately herein). The financial statements of PHAMIS, Inc. and subsidiaries are the responsibility of the Company's management. Our responsibility is to express an opinion on the PHAMIS, Inc. and subsidiaries' consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PHAMIS, Inc. and subsidiaries for the year ended December 31,1996 in conformity with generally accepted accounting principles.



                                   KPMG LLP



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

                                    PART III

Item 10.  Directors and Officers of the Registrant

     The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's 1998 Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference. Information relating to delinquent filings of Forms 3, 4 and 5 of the Company is contained in the Company's 1999 Proxy Statement under the caption "Compliance with Section 16 Reporting Requirements."

Item 11.  Executive Compensation

     The response to this item is contained in this Company's 1999 Proxy Statement under the captions "Board of Directors Compensation" and "Compensation of Executive Officers" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The response to this item is contained in the Company's 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The response to this item is contained in the Company's 1999 Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following consolidated financial statements of IDX Systems Corporation are included in Item 8.
1.  Consolidated Balance Sheets at December 31, 1998 and 1997.............
    Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.
    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
    Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.
    Notes to the Consolidated Financial Statements........................
    Report of Independent Auditors on Financial Statements................
2.  The consolidated financial statement Schedule II is included in Item 8.
    All other schedules are omitted as the information required is inapplicable.
3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.
(b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1999.

                            IDX SYSTEMS CORPORATION


                           By: /s/ Richard E. Tarrant
                              ------------------------------
                              Richard E. Tarrant,
                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date
----------                 ----------------------                 --------------
/s/ Richard E. Tarrant     Chief Executive                        March 30, 1999
-----------------------    Officer and Director
Richard E. Tarrant         (Principal Executive Officer)


/s/ James H. Crook, Jr.    President and Chief Operating          March 30, 1999
------------------------   Officer
James H. Crook, Jr.


/s/ John A. Kane           Vice President, Finance                March 30, 1999
------------------------   and Administration, Chief
John A. Kane               Financial Officer and Treasurer
                           (Principal Financial and
                           Accounting Officer)


/s/ Henry M. Tufo          Director                               March 30, 1999
------------------------
Henry M. Tufo, M.D.


/s/ Robert H. Hoehl        Director                               March 30, 1999
------------------------
Robert H. Hoehl


/s/ Stuart H. Altman       Director                               March 30, 1999
-------------------------
Stuart H. Altman, Ph.D.


/s/ Steven M. Lash         Director                               March 30, 1999
-------------------------
Steven M. Lash


/s/ Frank T. Sample        Director                              March 30, 1999
-------------------------
Frank T. Sample


/s/ Mark F. Wheeler        Director                              March 30, 1999
-------------------------
Mark F. Wheeler, M.D.


/s/ Allen Martin           Director                              March 30, 1999
-------------------------
Allen Martin, Esq.

                                 Exhibit Index

  The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.     Description
-----------     -----------
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

10.10* Employment, Noncompetition and Nondisclosure Agreement between the Registrant and Richard E. Tarrant.

10.11* Employment, Noncompetition and Nondisclosure Agreement between the Registrant and Robert H. Hoehl.

10.12* Employment, Nondisclosure and Noncompetition Agreement between the Registrant and Jeffrey M. Blanchard.

10.13* Employment, Noncompetition and Nondisclosure Agreement between the Registrant and James H. Crook, Jr. dated September 19,
                1995.

10.14*          Agreement between the Registrant and Robert F. Galin dated
                April 5, 1982.

10.15* Employment Agreement between the Registrant and John A. Kane dated October 15, 1984.

10.16* Redemption Agreement between the Registrant, Richard E. Tarrant and Robert H. Hoehl dated as of April 1, 1993.


Exhibit No.     Description
-----------     -----------
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

10.19*           Lease Agreement between the Registrant and 4901 LBJ Limited
                 Partnership dated as of April 7, 1992.

10.20* Indenture of Lease between the Registrant and IDS Realty Trust dated as of December 1, 1981, as amended on June 29, 1995.

10.21*           Lease Agreement between the Registrant and BDP Realty
                 Associates relating to 1500 Shelburne Road dated July 6, 1979.

10.22            Extensions of Lease Agreement between the Registrant and BDP
                 Realty Associates relating to 1500 Shelburne Road dated as of August 16, 1995 and March 23, 1999.

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


Exhibit No.      Description
-----------      -----------
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

10.38#@          PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock
                 Option Plan as amended through May 14, 1996

10.39#@ PHAMIS, Inc. 1994 Nonemployee Director Stock Option Plan as amended through January 1, 1996

10.40#@ PHAMIS, Inc. Salary Savings and Deferral Plan and Trust as amended through February 22, 1996

10.41#@          Stock Option Agreement dated August 20, 1990 between PHAMIS,
                 Inc. and Michael Cain.

10.42#           Amended and Restated Lease Agreement between BDP Realty
                 Associates and IDX Systems Corporation dated as of November 1,
                 1997

10.43            Amendment to Amended and Restated Consulting/Employment
                 Agreement between the Registrant and Henry M. Tufo, M. D. dated
                 February 16, 1999

10.44            Specimens of Stock Option Agreements under the 1995 Stock
                 Option Plan

10.45            Third Addendum to Lease Agreement between 4901 LBJ Limited
                 Partnership and IDX Systems Corporation dated as of February 1,
                 1998.

23.1             Consent of Ernst & Young LLP

23.2             Consent of KPMG LLP

27.1             Financial Data Schedule

27.2             Restated Financial Data Schedule for each 12 Month Period from
                 1996-1998

27.3             Restated Financial Data Schedule for First Three Quarters of
                 1997

27.4             Restated Financial Data Schedule for First Three Quarters of
                 1998


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