Form 10-Q
period 1999-03-31
IDX SYSTEMS CORP
filed 1999-05-14
CIK 1001185

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

                  For the Quarterly Period Ended March 31, 1999
                         -------------------------------

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

                              Yes   X          No

    The number of shares  outstanding  of the  registrant's  common stock as of May 11, 1999 was 27,680,111.
================================================================================
                        [Exhibit index begins on Page 19]

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 1999

                                TABLE OF CONTENTS

                                                                       Page
PART I.  FINANCIAL INFORMATION                                         ----


ITEM 1.  Interim Financial Statements:

        a) Condensed consolidated balance sheets as of
           March 31, 1999 (unaudited)and December 31, 1998 ............3

        b) Condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998 (unaudited)..4

        c) Condensed consolidated  statements of cash flows for the three months ended March 31, 1999 and 1998 (unaudited)......5

        d) Notes to condensed consolidated financial statements........6

ITEM 2.  Management's discussion and analysis of financial
         condition and results of operations...........................8

PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings.............................................19

ITEM 2.  Changes in securities.........................................19

ITEM 3.  Defaults upon senior securities...............................19

ITEM 4.  Submission of matters to a vote of security holders...........19

ITEM 5.  Other information.............................................19

ITEM 6.  Exhibits and reports on Form 8-K..............................19

SIGNATURES.............................................................20

EXHIBIT INDEX..........................................................21


PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                         March 31                DECEMBER 31
                                           1999                     1998
                                         (UNAUDITED)
                                         ----------              -----------

ASSETS
Cash and marketable securities           $ 113,845               $ 124,517
Accounts receivable, net                    85,580                  99,345
Other current assets                         9,789                   4,997
Deferred tax asset                           4,720                   4,720
                                         ---------               ---------
Total current assets                       213,934                 233,579

Property and equipment, net                 35,342                  31,905
Capitalized software costs, net                591                     665
Other assets                                18,426                  15,868
Deferred tax asset                           2,307                   2,307
                                         ---------               ---------
                                            56,666                  50,745
                                         ---------               ---------

Total assets                             $ 270,600               $ 284,324
                                         =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses
   and other liabilities                 $  29,535               $  31,162
Income taxes                                     -                   5,429
Deferred revenue                            15,931                  18,239
                                         ---------               ---------
Total current liabilities                   45,466                  54,830

Minority interest                            9,259                   8,988
Stockholders' equity                       215,875                 220,506
                                         ---------               ---------
                                           225,134                 229,494
                                         ---------               ---------

Total liabilities and stockholders'
   equity                                $ 270,600               $ 284,324
                                         =========               =========



          See Notes to the Condensed Consolidated Financial Statements

NOTE: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                          THREE MONTHS ENDED
                                              MARCH 31
                                          1999         1998
                                          ----         ----

REVENUES
Systems sales                             $22,851      $38,966
Maintenance and service fees               37,330       33,771
                                          -------      -------
Total revenues                             60,181       72,737

OPERATING EXPENSES
Cost of sales                              39,961       37,248
Selling, general and
   administrative                          18,538       13,752
Research and development                   13,548       10,316
Merger and related charges                      -        3,201
                                          -------      -------
Total operating expenses                   72,047       64,517
                                         --------      -------
Operating income (loss)                   (11,866)       8,220
Interest and other income (expense), net     (534)       1,122
                                          -------      -------
Income (loss) before income taxes         (12,400)       9,342
Income tax provision (benefit)             (5,500)       4,940
                                          -------      -------
Net income (loss)                         $(6,900)      $4,402
                                          =======      =======

Basic earnings (loss) per share           $ (0.26)      $ 0.17
                                          =======      =======
Basic weighted average shares
    outstanding                            26,654       26,155
                                          =======      =======

Diluted earnings (loss) per
   share                                  $ (0.26)      $ 0.16
                                          =======      =======
Diluted weighted average shares
   outstanding                             26,654       27,007
                                          =======      =======



          See Notes to the Condensed Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                              MARCH 31
                                                    1999                 1998
                                                    ----                 ----

OPERATING ACTIVITIES

Net income (loss)                                   $(6,900)             $4,402
Adjustments to reconcile net income(loss) to net
  cash provided by (used in ) operating activities:
     Depreciation and amortization                    3,065               2,490
     Deferred tax benefit, net of acquisitions            -                (517)
     Increase in allowance for doubtful accounts        356                  31
     Minority interest                                  271                 741
     Loss on investment                               1,642                   -
     Write-off of acquired in-process
       research & development costs                       -               3,201
     Changes in operating assets and liabilities,
       net of business acquisitions:
          Accounts receivable                        13,409              (4,522)
          Other current assets                       (4,792)              1,688
          Accounts payable, accrued liabilities
             and other liabilities                   (1,618)             (3,860)
          Income taxes payable                       (5,429)                  -
          Deferred revenue                           (2,308)             (2,008)
                                                    -------             -------
Net cash provided by (used in) operating activities  (2,304)             1,646

INVESTING ACTIVITIES
Purchase of property and equipment, net              (6,428)             (4,156)
Purchase of securities available-for-sale, net      (59,179)            (36,076)
Sale of securities available-for-sale                78,659              33,178
Business acquisitions                                     -              (4,000)
Other assets, net                                    (4,200)                  -
                                                    -------             -------
Net cash provided by (used in) investing activities   8,852             (11,054)

FINANCING ACTIVITIES
Proceeds from sale of common stock                    2,327               6,060
Contributions to affiliates, net                          -               6,000
Principal repayments of debt                             (9)             (6,066)
                                                    -------             -------
Net cash provided by financing activities             2,318               5,994
                                                    -------             -------
Increase (decrease) in cash and cash equivalents      8,866              (3,414)
Cash and cash equivalents at beginning of period     10,953              14,061
                                                    -------             -------
Cash and cash equivalents at end of period          $19,819             $10,647
                                                    =======             =======

          See Notes to the Condensed Consolidated Financial Statements
                                  Page 5 of 26

PART I.  FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements


Note 1 - Basis of Presentation

The interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - New Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which the Company adopted as of December 31, 1998. SOP 98-1 requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. In the prior year, the Company expensed such costs as incurred. The effect of this accounting change was to reduce the net loss for the three months ended March 31, 1999 by $95,000 and had no impact on the loss per share. There was no effect on net income for the quarter ended March 31, 1998 for this accounting change.

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

On April 23, 1999, the Company acquired EDiX Corporation ("EDiX"), a provider of medical transcription outsourcing services to hospitals and large physician group practices. The terms of the agreement provide for the shareholders and optionholders of EDiX to receive approximately 1,000,000 shares of IDX common stock. Based on the closing price of the IDX common stock on April 23, 1999, the transaction is valued at approximately $16.7 million, plus the assumption of EDiX debt of approximately $14.0 million. In addition, IDX loaned EDiX approximately $5.0 million, subject to certain conditions, to provide working capital to EDiX prior to the closing. This transaction is not expected to dilute earnings per share in 1999 compared to 1998. The EDiX organization will operate as EDiX, a division of IDX Systems Corporation. The acquisition will be accounted for as a pooling of interest for the quarter ended June 30, 1999 and all historical information of the Company will be restated to include EDiX's operating results in future reporting periods.

Additionally, the Company acquired an 80% interest in ChannelHealth, Inc. on April 1, 1999 for $6.5 million and may pay an additional $3.0 million, contingent upon certain performance goals. ChannelHealth will be combined with other web technology initiatives in a separate tracking division. It is anticipated that this division will lose approximately $10.0 million pretax during 1999. The acquisition will be accounted for under the purchase method.

PART I.  FINANCIAL INFORMATION

Note 4 - Comprehensive Income

As of January 1, 1998 the Company adopted Statement No. 130, Reporting Comprehensive Income (FAS 130). FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Total comprehensive income (loss) for the quarter ended March 31, 1999 amounted to ($7.0) million compared to $4.4 million in the same period in 1998.

Note 5- Segment Information

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 effective with the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company views its operations and manages its business to date as principally one segment, healthcare information solutions that include software, hardware and related services.

Substantially all of the Company's operations are in the United States. No one customer accounted for 10% or more of the Company's revenues in 1999 or 1998. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

Note 6 - Earnings Per Share Information

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


                                       Three Months Ended
                                           March 31
                                         1999       1998


Numerator:
   Net income (loss)                   $(6,900)   $ 4,402
                                       -------    -------
Numerator for basic and diluted
      earnings (loss) per share        $(6,900)   $ 4,402

Denominator:
   Denominator for basic earnings
     (loss) per share--
     weighted-average shares           26,654      26,155
   Effect of employee stock options         -         852
                                       ------     -------
     Denominator for diluted earnings
       (loss) per share                26,654      27,007
Basic earnings (loss) per share        $(0.26)     $ 0.17
                                       ======     =======
Diluted earnings (loss) per share      $(0.26)     $ 0.16
                                       ======     =======

PART I.  FINANCIAL INFORMATION

Note 6 - Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Management's Discussion and Analysis of Financial Conditions and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. Words such as "believes," "may," "plans," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures in the section on page 14 under the caption "Factors Affecting Future Results" consists principally of a discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company reported a net loss of ($6.9) million, or ($0.26) per share, for the first quarter of 1999 as compared to net income of $4.4 million or $0.16 per share, for the first quarter of 1998. Excluding the nonrecurring write-off of an investment of $1.6 million, the net loss for the quarter ended March 31, 1999 was ($6.0) million or ($0.22) per share. Excluding nonrecurring expenses in the prior year for costs associated with the acquisition of Trego Systems, Inc., the Company reported net income of $7.5 million, or $0.28 per share, for the first quarter of 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES
The Company's total revenues decreased to $60.2 million during the three months ended March 31, 1999 from $72.7 million in the corresponding period in 1998, a decrease of ($12.5) million or (17.3%). Revenues from systems sales decreased to $22.9 million during the three months ended March 31, 1999 (38.0% of total revenues) compared to $39.0 million (53.6% of total revenues) in the corresponding period in 1998, a decrease of ($16.1) million or (41.4%). The decrease was primarily due to a delay in current and potential customers purchasing decisions combined with a decrease in installations of certain of the Company's LastWord and IDXtend systems. Revenues from maintenance and service fees increased to $37.3 million during the three months ended March 31, 1999 (62.0% of total revenues) from $33.7 million (46.4% of total revenues) in the corresponding period in 1998, an increase of $3.6 million or 10.5%. The increase in revenues from maintenance and service fees was due principally to additional maintenance revenues resulting from the continued growth in the Company's installed client base.

During the quarter ended March 31, 1999, certain of the Company's large customers delayed making purchasing decisions with respect to certain of the large software systems comprised of multiple products, resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, governmental approvals, product complexity, competition and customer preoccupation with internal Year 2000 issues. The Company is unable to determine and is therefore uncertain whether such factors constitute a trend or will continue into future periods.
                                  Page 8 of 26

PART I.  FINANCIAL INFORMATION

COST OF SALES
The cost of sales and services increased to $40.0 million during the three months ended March 31, 1999 from $37.2 million in the corresponding period in 1998, an increase of $2.8 million or 7.3%. The gross profit margin on systems sales and services decreased to 33.6% during the three months ended March 31, 1999 from 48.8% in the corresponding period in 1998. The decrease in gross profit was primarily due to fixed costs and overhead expenses in relation to decreased revenue from installations of the Company's LastWord and IDXtend systems which typically include a greater percentage of software and less services than installations of the Company's earlier systems sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $18.6 million during the three months ended March 31, 1999 from $13.8 million in the corresponding period in 1998, an increase of $4.8 million or 34.8%. As a percentage of total revenues, selling, general and administrative expenses increased to 30.8% during the three months ended March 31, 1999 from 18.9% in 1998 due to the increase in expense combined with the lower revenue base for the period. The increase in total selling, general and administrative expenses during the three months ended March 31, 1999 was principally due to an increase in the Company's sales, marketing and administrative staff which management believes is necessary to support the continued growth of the Company.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $13.5 million during the three months ended March 31, 1999 from $10.3 million in the corresponding period in 1998, an increase of $3.2 million or 31.3%. The increase is primarily due to hiring additional staff and outside consultants to support the development of additional products including IDXsiteand web technology aplications, and for the costs of efforts to address Year 2000 issues. As a percentage of total revenues, research and development expenses increased to 22.5% during the three months ended March 31, 1999 from 14.2% for the three months ended March 31, 1998. The increase as a percentage of sales for the three months ended March 31, 1999 as compared to the prior year, is due to the additional personnel and consulting expenses combined with the lower revenue base for the period.

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

OTHER INCOME (EXPENSE)
Interest income remained comparable at approximately $1.4 million during the first quarters of 1999 and 1998. There was no interest expense in the first quarter of 1999 compared to $43,000 for the same period in the prior year. Other expense included the write off of an investment of $1.6 million in the quarter ended March 31, 1999.

INCOME TAXES
Income taxes for the quarter ended March 31, 1999 were provided at 44% which is higher than the Company's historical statutory rate of 40% due to the effect of certain tax credits. The provision for income taxes for the three months ended March 31, 1998 was provided at approximately 53%. The higher rate in the prior year is due to a portion of the charges incurred in the first quarter ended March 31, 1998 related to the acquisition of Trego Systems, Inc. which were non-deductible for income tax purposes. The Company anticipates an effective tax rate of approximately 40% for the year ending December 31, 1999.

SUBSEQUENT EVENTS
On April 23, 1999, the Company acquired EDiX Corporation ("EDiX"), a provider of medical transcription outsourcing services to hospitals and large physician group practices. The terms of the agreement provide for the shareholders and optionholders of EDiX to receive approximately 1,000,000 shares of IDX common stock. Based on the closing price of the IDX common stock on April 23, 1999, the transaction is valued at approximately $16.7 million, plus the assumption of EDiX debt of approximately $14.0 million. In addition, IDX loaned EDiX approximately $5.0 million, subject to certain conditions, to provide working capital to EDiX prior to the closing. This transaction is not expected to dilute earnings per share in 1999 compared to 1998. The EDiX organization will operate as EDiX, a division of IDX Systems Corporation.

PART I.  FINANCIAL INFORMATION


Additionally, the Company acquired an 80% interest in ChannelHealth, Inc. on April 1, 1999 for $6.5 million and may pay an additional $3.0 million, contingent upon certain performance goals. ChannelHealth will be combined with other web technology initiatives in a separate tracking division. It is anticipated that this division will lose approximately $9.0 million pretax during 1999.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception in 1969, the Company has funded its operations, working capital needs and capital expenditures primarily from operations. The remainder of the proceeds from its initial public offering in 1995 were used for general corporate purposes.

Cash flows from operations are principally comprised of net income (loss), depreciation and amortization, and are primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of the installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In general, accounts receivable from customers have been collected within 85 to 105 days.

Cash flows related to investing activities have principally been related to the purchase of computer and office equipment, leasehold improvements, the acquisition of complementary products, businesses, technology and the purchase and sale of investment grade marketable securities. The Company expects these activities to continue. During the quarter ended March 31, 1999, the Company also acquired a building in South Burlington, Vermont with 15,000 square feet for approximately $1.1 million which will be used for additional office space. Subsequent to March 31, 1999, the Company acquired an additional building in South Burlington Vermont with 51,210 square feet for approximately $6.4 million. Also subsequent to the balance sheet date of March 31, 1999, the Company acquired EDiX Corporation ("EDiX"). The terms of the agreement provide for the shareholders and optionholders of EDiX to receive approximately 1,000,000 shares of IDX common stock. Based on the closing price of the IDX common stock on April 23, 1999, the transaction is valued at approximately $16.7 million, plus the assumption of EDiX debt of approximately $14.0 million. Additionally, the Company acquired an 80% interest in ChannelHealth, Inc. on April 1, 1999 for $6.5 million and may pay an additional $3.0 million, contingent upon certain performance goals. There can be no assurance that the Company will be able to successfully complete other purchases or acquisitions in the future.

Cash flows from financing activities historically relate to the sale of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan. During 1998 other financing activities related to the recapitalization of the real estate affiliate from debt to equity.

Cash, cash equivalents and marketable securities at March 31, 1999 were $113.8 million, a decrease from the December 31, 1998 balance of $124.5 million. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate. There were no borrowings as of March 31, 1999 or 1998.

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

The Company has announced plans to expand its facilities at Shelburne Road in South Burlington, Vermont and is considering various options, including the purchase of additional land and the construction of additional office space. To date, the Company has made no lease or purchase commitments other than the two building purchases mentioned above.

PART I.  FINANCIAL INFORMATION




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

The Company has engaged independent experts to assist in its efforts with respect to Year 2000 Issues. The Company has employed such experts to independently evaluate and verify its methodologies and state of readiness. In addition, the Company has employed experts to independently evaluate certain critical Internal Use Systems.

Although the Company's efforts to address Year 2000 issues do not fall precisely into sequential phases, generally these efforts are comprised of an assessment phase, a development phase (only with respect to Company Software Products), a deployment or remediation phase, a preliminary contingency planning phase, and a final stage contingency planning phase.

Internal Use Systems. Based upon the Company's assessment efforts to date, the Company believes that certain Internal Use Systems will require replacement or modification, and to date the Company has replaced or modified some Internal Use Systems. In addition, in the ordinary course of replacing and upgrading Internal Use Systems, the Company attempts to obtain replacements that it believes will not fail as a result of Year 2000 Issues. The Company has substantially completed its assessment efforts with respect to Internal Use Systems and expects that its remediation efforts will be

PART I.  FINANCIAL INFORMATION


completed by the fourth quarter of 1999. The Company is currently engaged in but has not completed contingency planning to address personnel, resource and technical Year 2000 Issues relating to foreseeable scenarios that may develop despite its current and planned remediation efforts. The Company estimates that as of March 31, 1999 it had completed approximately 63% of its efforts in connection with Year 2000 Issues relating to its Internal Use Systems. The projects comprising the remaining 37% of such efforts are in process and are expected to be substantially completed on or about the fourth quarter of 1999. The majority of the remaining work is associated with finalizing the Company's contingency plan, analyzing landlord's responses for facilities leased by IDX, and completing the desktop touch project which evaluates the possible need for upgrades on non-IDX desktop applications.

The Company has mailed letters or otherwise communicated with many of its significant vendors of Internal Use Systems and related service providers to determine the extent to which Year 2000 Issues affect products and services of such vendors and providers. As of March 31, 1999, the Company had received responses from approximately 85% of such third parties, and 78% of these companies have provided written assurances that they expect to successfully address their significant Year 2000 Issues on a timely basis. The Company is engaged in but has not completed efforts to communicate with other vendors and service providers involved in its Internal Use Systems to request more responses to its communications and to verify the responses received. Due to uncertainties associated with vendors and service providers, the Company is unable to predict whether Year 2000 Issues involved in its Internal Use Systems will have a material adverse effect on the Company's business, results of operations, or financial condition, despite the Company's current assessment to the contrary.

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

The Company develops, markets and supports many different products, and the amount of effort applied with respect to individual products varies from product to product. The Company estimates that as of March 31, 1999 it had completed approximately 87% of the development efforts relating to Year 2000 versions of all of the Company Software Products. The projects comprising the remaining 13% of these efforts are in process and expected to be substantially completed in the third quarter of 1999. The Company estimates that as of March 31, 1999, it had completed approximately 58% of the deployment efforts relating to Year 2000 versions of all Company Software Products. The projects comprising the remaining 42% of these efforts are in process and are expected to be substantially completed in the third quarter of 1999, but the Company expects to continue efforts to remediate and maintain Year 2000 versions of Company Software Products in customer environments and to support customers' efforts relating to Year 2000 Issues through the early part of 2000.

PART I.  FINANCIAL INFORMATION


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

Contingency Plans and Risks. The Company has begun, but not yet completed, a comprehensive analysis of the company-wide operational, business and financial problems (including possible loss of revenue), if any, that would be reasonably likely to result from the impact of unresolved Year 2000 Issues, including possible (i) failure by the Company and vendors of Third Party Products to complete efforts to avoid or minimize Year 2000 Issues on a timely basis, including failure of Internal Use Systems, Company Software Products and Third Party Products to be Year 2000 ready, (ii) failure of Customers to be ready to or cooperate in the deployment of Year 2000 ready versions of Company Software Products and Third Party Products on a timely basis, and (iii) delay, deferral or cancellation by customers of current installations and prospective purchase decisions with respect to Company Software Products. The Company has not yet
completed its contingency plans relating to Year 2000 scenarios it deems sufficiently probable to merit contingency planning, but it has substantially completed its preliminary phase of contingency planning and expects to substantially complete its contingency planning by the third quarter of 1999. Such contingency final stage planning will encompass "worst case" scenarios that assume the failure of significant communications and computing infrastructures of the Company, its customers and suppliers, together with failures of governmental and utility infrastructures, including those related to transportation and energy.

COSTS
The Company estimates that the cost of its efforts to successfully address Year 2000 Issues will be approximately $18.3 million, of which approximately $5.6 million relates to Internal Use Systems and $12.7 million relates to Company Software Products. Because the Company develops, markets, and supports many different products, the amount of effort applied with respect to individual products varies from product to product. All expenditures to fund Year 2000 Issue efforts have been and will continue to be funded from operating expenditures for fiscal years 1997 through early 2000, except for $.8 million, which is expected to be incurred and capitalized in 1999. As of March 31, 1999, the Company had incurred approximately $10.4 million related to its Year 2000 Issue assessment, remediation, testing, and contingency planning efforts identification, which is approximately 57% of the total projected costs of such efforts. Of the amount of costs incurred to date, approximately $2.1 million relates to Internal Use Systems, which is approximately 38% of the total of estimated costs for such efforts, and $8.3 million relates to Company Software Products, which is approximately 65% of the total of estimated costs for such efforts.

Unless all material Year 2000 Issues are timely and properly identified, assessed, and remediated, and unless adequate contingency plans are properly formulated, Year 2000 Issues may materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, suppliers or others. The Company believes that Year 2000 Issues could cause failures in important elements of the computing and communications infrastructures of the Company, its customers and suppliers and also Company Software Products and Third Party Products. Further, the Company expects that it and its customers and suppliers may experience failures of such systems the causes of which will be difficult to determine, requiring the application of resources for diagnostic purposes. If the Company has not developed adequate contingency plans and means to address such contingencies, Year 2000 Issues could materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, suppliers or others.

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

The costs of the Company's Year 2000 identification, assessment, remediation, testing, deployment and contingency planning efforts, and the dates on which the Company believes it will complete such efforts, are based upon management's current best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability of and cost of personnel trained in Year 2000 Issues, the ability to correctly and effectively identify, assess, remediate, and test all relevant computer codes, equipment, and embedded technology, and similar uncertainties, the ability of the Company to timely install and deploy Year 2000 releases of Company Software Products, a failure of the Company to provide, obtain or make available adequate resources to assist customers in installing Year 2000 releases of Company Software Products and Third Party Products. As a result of any of such factors alone or in combination, the Company may experience an increase in warranty and other claims. In addition, since there is no uniform definition of "compliance with Year 2000," and since the Company sells a myriad of different combinations of products and services under varying contractual terms, the Company is not able to assess or estimate the possible impact of such possible claims. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations. Although some of the Company's agreements with manufacturers and others from whom it purchases products for resale contain provisions requiring such parties to indemnify the Company under some circumstances, there can be no assurance that such indemnification arrangements will cover all of the Company's liabilities and costs related to claims by third parties related to Year 2000 Issues.


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

        . market conditions particularly in the computer software and hardware industries; and

        .  healthcare reform measures.

PART I.  FINANCIAL INFORMATION


These fluctuations could have a significant impact on future market prices of IDX's common stock. On March 5, 1999 IDX announced that it expected a loss of ($0.22) - ($0.28) per share in the quarter ending March 31, 1999. Following this announcement, the IDX share price declined. On April 30, 1999, the last reported sale price of IDX common stock on the Nasdaq National Market was $16.25 per share. On December 31, 1998, the last reported sale price of IDX common stock on the Nasdaq National Market was $44.00. This represents a 63% decline in the value of IDX stock since December 31, 1998.

Variation in Financial Trends in Net Income and Cash from Operations May Continue. Year over year net income and cash from operations have fluctuated since 1995. IDX's net income was $20.6 million in 1995. Net income fell to $16.7 million in 1996 and $8.0 million in 1997. Net income increased to $30.2 million in 1998. Cash from operations was $21.7 million in 1995, $10.4 million in 1996, $9.8 million in 1997, and $23.4 million in 1998. On March 5, 1999 IDX announced that based on currently available information, the after tax loss for the first quarter ending March 31, 1999 was expected to be ($5.0) to ($7.0) million. If these negative trends were to continue, IDX could have difficulty in financing future growth and funding its operating initiatives including future acquisitions.

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

IDX May Experience Challenges and Incur Substantial Costs in Integrating the Operations of EDiX.

EDiX may present IDX operational challenges, and IDX expects to incur significant pre-tax charges in association with the merger. If IDX fails to successfully integrate the operations or management of the two companies, it could have a material adverse effect on the combined entity's results of operations, financial condition or business.

PART I.  FINANCIAL INFORMATION


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

IDX May Be Adversely Affected by Year 2000 Problems. In the year 2000 software applications that use only two digits to identify a year in the date field may fail or create errors. IDX uses computer equipment, software and devices with embedded technology, including both information systems and non-information systems, that may not be year 2000 compliant despite IDX's continuing efforts to assess, remediate, and test such equipment, software and devices. This could result in a system failure or miscalculations causing disruption of IDX's operations, including among other things, a temporary inability to:

        .    process transactions;

        .    send invoices;

        .    conduct communications; or

        .    engage in similar normal business activities.
                                  Page 16 of 26

PART I.  FINANCIAL INFORMATION


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

IDX's Success is Significantly Dependent on Key Personnel. The success of IDX is dependent to a significant degree on its key management, sales, marketing, and technical personnel. To be successful IDX must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including programmers, consultants, and systems architects skilled in the technical environments in which IDX's products operate. Competition for such personnel in the software and information services industries is intense. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on IDX's results of operations. IDX does not maintain "key man" life insurance policies on its executives. Not all IDX personnel have executed noncompetition agreements.

IDX May Be Adversely Affected By Changes in the Healthcare Industry and by Government Healthcare Reform Proposals. IDX's products are designed to function within the structure of the healthcare financing and reimbursement

PART I.  FINANCIAL INFORMATION


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

        . notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products;or

        . obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

Depending on the intended use of a device, the FDA could require IDX to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires this data, IDX would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. IDX cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, IDX expects that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed. The FDA can impose extensive requirements governing pre-and post-market conditions like service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

In order to ensure continued compliance with changing government standards and regulations, IDX monitors regulations affecting its business including those mandated by the Health Insurance Portability and Accountability Act of 1996.

IDX May Have Conflicts of Interests With Some of its Executives Which May Adversely Affect IDX. Richard E. Tarrant, President, Chief Executive Officer and Director, and Robert H. Hoehl, Chairman of the Board of Directors, indirectly own, through various entities, real estate which IDX leases in connection with its operations. During 1998, IDX paid an aggregate of approximately $4.2 million in connection with these leases. In November 1998, IDX announced tentative plans to expand one of its facilities located on land owned by these executives, however the Company has not yet made any commitments to finalize those plans.

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

(b) On March 8, 1999, the Company filed a report on Form 8-K, reporting the IDX News Release dated March 5, 1999 concerning the expected loss in the first quarter of 1999. No financial statement was filed with such report.

(c) On April 22, 1999, the Company filed a report on Form 8-K, reporting two IDX News Releases dated April 21, 1999 concerning the results of operations for the first quarter of 1999 and the purchase of 80% of the stock of ChannelHealth, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IDX SYSTEMS CORPORATION


Date: May 14, 1999                     By: /s/ John A. Kane
                                           --------------------
                                           John A. Kane,
                                           Vice President, Finance and
                                           Administration, Chief Financial
                                           Officer and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)

                                  Exhibit Index
                                  -------------


         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:




Exhibit No.     Description                                                Page
-----------     -----------                                                ----

99A             Letter Agreement between BDP Realty Associates and
                IDX Systems Corporation dated as of March 23, 1999.        22

99B             Lease Extension between IDS Realty Trust and IDX
                Systems Corporation dated as of June 15, 1998 and
                executed April 12 1999.                                    25

27              Financial Data Schedule                                    27


                                                                    EXHIBIT 99A





                                                         March 23, 1999


Mr. Ronald L. Roberts
BDP Realty Associates
1400 Shelburne Road
Burlington, VT  05402

Re:      1500 Shelburne Road

Dear Ron:

This letter constitutes our request to enter into a letter agreement extending the 1500 Shelburne Road Lease on a month-to-month basis. IDX proposes continuing the same terms as agreed to in the letter agreement of August 16, 1995, a copy of which is attached.

                                            Sincerely,

                                            /s/ MICHELLE A. RUSSO

                                            Michelle A. Russo
                                            Mgr., Administration

cc:  Robert W. Baker, Jr., Esq.

AGREED AND ACCEPTED:

IDX SYSTEMS CORPORATION                     BDP REALTY ASSOCIATES



By:/s/ MICHELLE A. RUSSO                    By:/s/ RONALD L. ROBERTS
   ---------------------                       ---------------------
   Michelle A. Russo                           Ronald L. Roberts

Dated: March 23, 1999                       Dated: March 23, 1999

                              BDP REALTY ASSOCIATES
                               1400 SHELBURNE ROAD
                              BURLINGTON, VT 05402

                                           as of August 16, 1995


IDX Systems Corporation
Attention:  John A. Kane
1400 Shelburne Road
Burlington, VT  05402

Re:  1500 Shelburne Road

Dear Jack:

         As general partners of BDP Realty Associates ("BDP"), we agree to revive, renew and amend the Lease Agreement dated July 6, 1979 and Notice to Extend Lease Term dated August 1, 1987 ("Lease") between BDP Realty Associates, as lessor, and IDX Systems Corporation, formerly known as Burlington Data Processing, Inc., as lessee, under the following terms:

         1.       Lessor:                            BDP Realty Associates

         2.       Lessee:                            IDX Systems Corporation

         3.       Date of Lease Renewal:             As of December 9, 1993

         4.       Lease Renewal Term:                From December 9, 1993
                                                     through December 31, 1998

         5.       Leased Premises:                   Building and land located
                                                     at 1500 Shelburne Road

         6.       Basic Annual Rent:                $154,800 [$12,900 per month]

         7.       Option to Renew:                   Additional two  (2)  years,
                                                     with  the ability  to
                                                     increase   the rental
                                                     rate to the current
                                                     fair  market   value,   per
                                                     appraisal  or  valuation by
                                                     qualified  person  selected
                                                     by the parties.

         8.       Triple Net Lease:                  Tenant is responsible for
                                                     all operating expenses,
                                                     taxes, maintenance,
                                                     repairs, (structural and
                                                     otherwise).

                                                                        Page 2
                                                         as of August 16, 1995
                                                      BDP Realty Associates to
                                                      IDX Systems Corporation


          BDP and IDX agree and accept the above terms. IDX acknowledges its approval and acceptance of the above terms by executing below.

                                      Very truly yours,



                                      BDP REALTY ASSOCIATES

                                      /s/ RICHARD E. TARRANT

                                      Richard E. Tarrant, General Partner

                                      /s/ ROBERT H. HOEHL

                                      Robert H. Hoehl, General Partner



AGREED AND ACCEPTED:

IDX Systems Corporation


By:  /s/ JOHN A. KANE
     John A. Kane, Vice President

Date:  August 21, 1995

                                                                    EXHIBIT 99B


                                 LEASE EXTENSION


         This Lease Extension is made effective as of the 15th day of June, 1998 by and between Richard E. Tarrant, Trustee of IDS Realty Trust, a trust created under Declaration of Trust dated October 1, 1981, and recorded in the Norfolk, Massachusetts County Registry of Deeds in Book 5947, Page 335, as lessor (the "Lessor") and IDX Systems Corporation, a Vermont corporation, as lessee (the "Lessee").

         WHEREAS, the Lessor and the Lessee are parties to that certain Indenture of Lease dated as of December 1,1981, as revived, renewed and amended by letter agreement dated June 29, 1995 (the "Lease"), whereby the Lessor leases to the Lessee and the Lessee leases from the Lessor certain land and remises commonly known as 882-888 Commonwealth Avenue in Brookline, Norfolk County, Massachusetts (the "Leased Premises");

         WHEREAS, the term of the Lease expired on June 15, 1998;

         WHEREAS, the Lessee has an option to renew the term of the Lease for an additional two (2) years, and the Lessee desires to exercise that option to renew;

         NOW THEREFORE, in consideration of the terms, conditions and covenants contained herein and in the Lease, the parties hereby agree as follows:

         1. Extension of Lease. The Lessee hereby exercises its option to renew the term of the Lease for an additional two (2) years such that the term of the Lease will expire on June 15, 2000.

2. Terms and Conditions of Renewal Term. During the renewal term, all of the terms and conditions of the Lease shall apply with the exception of the option to renew; the Lessee shall not have any further option to renew the term of the Lease.

         IN WITNESS WHEREOF, the parties have caused this instrument to be executed on the dates set forth below, but this instrument shall be effective, and the parties hereto shall be bound by the terms hereof, as of June 15, 1998.

/s/ NANETTE W. O'LEARY            /s/ RICHARD E. TARRANT
------------------------          ------------------------------
Witness                           Richard E. Tarrant, Trustee of IDS Realty
                                  Trust, a trust created under Declaration of
                                  Trust dated October 1, 1981
/s/ ROBERT W. BAKER, JR.
------------------------          IDX Systems Corporation, a Vermont corporation
Witness
                                  By: /s/ JOHN A. KANE
                                  --------------------------
                                  Its CFO and duly
                                  authorized agent

STATE OF VERMONT
COUNTY OF CHITTENDEN

                  On this 6th day of April, 1999, before me appeared Richard E. Tarrant, who, being by me duly sworn, did say that he is the sole trustee of IDS Realty Trust, and he acknowledged the foregoing instrument to be his free act and deed and his free act and deed in his capacity as trustee.

                                  /s/ DIANE L. BROWN
                                  ---------------------------------
                                  Notary Public
                                  My Commission Expires: 2/10/2003


STATE OF VERMONT
COUNTY OF CHITTENDEN

                  On this 12th day of April, 1999, before me appeared John A. Kane, who, being by me duly sworn, did say that he is the CFO and duly authorized agent of IDX Systems Corporation, and he acknowledged the foregoing instrument to be his free act and deed and his free act and deed of IDX Systems Corporation.

                                  /s/ DIANE L. BROWN
                                  ---------------------------------
                                  Notary Public
                                  My Commission Expires: 2/10/2003