Form 10-Q
period 1999-06-30
IDX SYSTEMS CORP
filed 1999-08-13
CIK 1001185

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

                  For the Quarterly Period Ended June 30, 1999
                         -------------------------------

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

                          Yes   X           No

                The number of shares outstanding of the registrant's common stock as of August 11, 1999 was 27,773,439.
================================================================================
                        [Exhibit index begins on Page 24]

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                  For the Quarterly Period Ended June 30, 1999

                                TABLE OF CONTENTS

                                                                           Page
PART I.  FINANCIAL INFORMATION                                             ----


ITEM 1.  Interim Financial Statements:

a)       Condensed consolidated balance sheets as of June 30, 1999
         and December 31, 1998 (unaudited).................................3

b)       Condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 (unaudited)...........4

c)       Condensed consolidated statements of cash flows for the six months ended June 30, 1999  and 1998 (unaudited)..................5

d)       Notes to condensed consolidated financial statements (unaudited)..6

ITEM 2.  Management's discussion and analysis of financial condition and results of operations.............................................9

PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings.................................................22

ITEM 2.  Changes in securities.............................................22

ITEM 3.  Defaults upon senior securities...................................22

ITEM 4.  Submission of matters to a vote of security holders...............22

ITEM 5.  Other information.................................................22

ITEM 6.  Exhibits and reports on Form 8-K..................................22

SIGNATURES.................................................................23

EXHIBIT INDEX..............................................................24


PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                         June 30,                December 31,
                                           1999                     1998
                                         ---------               ------------


ASSETS
Cash and marketable securities           $  70,619               $ 125,132
Accounts receivable, net                   111,795                 102,179
Income taxes receivable                      4,703                       -
Other current assets                        11,684                   5,403
Deferred tax asset                           4,720                   4,720
                                         ---------               ---------

Total current assets                       203,521                 237,434

Property and equipment, net                 50,573                  35,949
Capitalized software costs, net                525                     665
Other assets                                17,178                  12,868
Deferred tax asset                           2,307                   2,307
                                         ---------               ---------


Total assets                             $ 274,104               $ 289,223
                                         =========               =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses
   and other liabilities                 $  44,914               $  38,484
Short term debt                                  -                   5,611
Income taxes                                     -                   5,429
Deferred revenue                            18,313                  18,239
                                         ---------               ---------

Total current liabilities                   63,227                  67,763

Long term debt                                   -                   2,261
Minority interest                            9,235                   8,988
Stockholders' equity                       201,642                 210,211
                                         ---------                --------



Total liabilities and stockholders'
   equity                                $ 274,104               $ 289,223
                                         =========               =========





          See Notes to the Condensed Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                               Three Months Ended         Six Months Ended
                                   June 30,                   June 30,
                               1999         1998          1999          1998
                               -------      -------       -------       ------

REVENUES
Systems sales                  $37,727      $43,719       $ 60,579     $82,685

Maintenance and service fees    53,528       42,443        100,326      82,286
                               -------      -------        -------     -------

Total revenues                  91,255       86,162        160,905     164,971

OPERATING EXPENSES
Cost of sales                   56,295       48,094        105,098      92,461
Selling, general and
   administrative               21,212       16,189         41,199      31,163
Research and development        13,423       11,938         27,188      22,438
Nonrecurring charge              4,045            -          4,045       3,201
                               -------      -------        -------     -------

Total operating expenses        94,975       76,221        177,530     149,263

Operating income (loss)         (3,720)       9,941        (16,625)     15,708
Interest and other income, net     790        1,025          1,259       1,996
Loss on impairment of asset          -            -         (1,642)          -
                               -------      -------        -------     -------


Income (loss) before income
   taxes                        (2,930)      10,966        (17,008)     17,704
Income tax provision (benefit)    (680)       5,400        ( 6,180)     10,340
                               -------      -------        --------    -------

Net income (loss)              $(2,250)     $ 5,566       $(10,828)    $ 7,364
                               =======      =======       ========     =======


Basic earnings (loss) per
   share                       $ (0.08)     $  0.20       $  (0.39)    $  0.27
                               =======      =======       ========     =======

Basic weighted average shares
    outstanding                 27,682       27,294         27,668      27,225
                               =======      =======       ========     =======


Diluted earnings (loss) per
   share                       $ (0.08)     $  0.20       $ (0.39)     $  0.26
                               =======      =======       =======      =======

Diluted weighted average shares
   outstanding                  27,682       28,181        27,668       28,094
                               =======      =======       =======      =======


          See Notes to the Condensed Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        Six Months Ended
                                                           June 30,
                                                    1999                 1998
                                                   -------              --------

OPERATING ACTIVITIES
Net income (loss)                                  $(10,828)            $ 7,364
Adjustments to reconcile net income(loss) to net
  cash provided by (used in ) operating activities:
     Depreciation and amortization                    7,094               6,076
     Deferred tax benefit, net of acquisitions            -                (517)
     Increase in allowance for doubtful accounts        109                  88
     Minority interest                                  247                  21
     Loss on investment                               1,642                   -
     Write-off of acquired in-process
       research & development costs                       -               3,201
     Changes in operating assets and liabilities,
       net of business acquisitions:
          Accounts receivable                        (9,725)            (11,069)
          Other current assets                       (2,347)              3,424
          Accounts payable and accrued expenses       6,331              (3,780)
          Income taxes payable                      (10,132)              3,007
          Deferred revenue                               74              (3,906)
                                                    -------             -------

Net cash (used in) provided by operating activities (17,535)              3,909

INVESTING ACTIVITIES
Purchase of property and equipment, net             (19,180)             (7,429)
Purchase of securities available-for-sale, net     (129,372)            (47,168)
Sale of securities available-for-sale               179,462              43,430
Business acquisitions                                (6,500)                  -
Other assets, net                                    (5,683)             (5,778)
                                                    -------             -------

Net cash provided by (used in) investing activities  18,727             (16,945)

FINANCING ACTIVITIES
Proceeds from sale of common stock                    2,460               7,767
Contributions to affiliates, net                          -               6,500
Proceeds from debt issuances                          3,501               5,342
Principal repayments of debt                        (11,373)             (7,738)
                                                    -------              ------
Net cash (used in) provided by financing activities  (5,412)             11,871
                                                    -------             -------

Decrease in cash and cash equivalents                (4,220)             (1,165)
Cash and cash equivalents at beginning of period     11,558              14,741
                                                    -------             -------

Cash and cash equivalents at end of period          $ 7,338             $13,576
                                                    =======             =======

          See Notes to the Condensed Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

All financial information for previously reported periods included in the accompanying interim unaudited condensed consolidated financial statements of IDX Systems Corporation ("Company" or "IDX") has been restated to reflect the combined operations of IDX and EDiX Corporation ("EDiX") as a result of the merger, more fully described in Note 3, which has been accounted for as a pooling of interests in the quarter ended June 30, 1999. No adjustments were required to conform the financial reporting policies of IDX and EDiX for periods presented.

The interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - New Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which the Company adopted as of December 31, 1998. SOP 98-1 requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. In the prior year, the Company expensed such costs as incurred. This accounting change had no effect on net income (loss) for the three months ended June 30, 1999 and June 30, 1998 and for the six month periods ended June 30, 1999 and June 30, 1998.

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

On April 23, 1999, the Company acquired EDiX Corporation ("EDiX"), a provider of medical transcription outsourcing services to hospitals and large physician group practices. The terms of the agreement provided for the shareholders and optionholders of EDiX to receive approximately 1,000,000 shares of IDX common stock. Based on the closing price of the IDX common stock on April 23, 1999, the transaction is valued at approximately $16.7 million, plus the assumption of EDiX debt of approximately $14.0 million. This transaction is not expected to dilute earnings per share in 1999 compared to 1998. The EDiX organization will operate as EDiX, a division of IDX Systems Corporation.

The acquisition has been accounted for as a pooling of interests for the quarter ended June 30, 1999 and all historical information of the Company for all periods presented has been restated to include EDiX's operating results. During the second quarter ended June 30, 1999, the Company recorded charges of $4.0 million related to the acquisition of EDiX. The charges were comprised of transaction costs of $2.4 million, write-offs and adjustments for long-lived assets, principally computer equipment, of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

On April 1, 1999, the Company acquired an 80% interest in ChannelHealth, Inc. for $6.5 million and may pay an additional $3.0 million, contingent upon certain performance goals. The acquisition will be accounted for under the purchase method.
                                  Page 6 of 24

PART I.  FINANCIAL INFORMATION

On June 23, 1999, the Company acquired all of the assets of DietSite.com, Inc. for $1.5 million. DietSite.com is a website which includes disease-oriented dietary information with extensive proprietary content on diets, vitamins, herbals and nutritionals. ChannelHealth, Inc. and DietSite.com will be managed and operated with the Company's other web technology initiatives as a separate business unit or tracking division, within the Company.

Note 4 - Income taxes

The tax benefit in 1999 is lower than that expected based on the statutory rate principally due to the non-deductible nature of certain transaction costs related to business acquisitions. The 1998 tax provision is higher than that expected based on the statutory rate principally due to losses of EDiX for which no tax benefit has been recognized.

Note 5 - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income (loss) for the quarter ended June 30, 1999 amounted to ($2.3) million compared to $5.4 million in the same period in 1998. Total comprehensive income (loss) for the six months ended June 30, 1999 amounted to ($10.9) million compared to $7.3 million in the same period in 1998.

Note 6- Segment Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 effective with the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Up to and including the first quarter of 1999, the Company has viewed its operations and managed its business as principally one segment, healthcare information solutions that include software, hardware and related services. During the second quarter of 1999, the Company acquired two companies which have separate and distinct financial information and operating characteristics. When applicable, the information for the reportable segments has been restated for the prior year in order to conform to the 1999 presentation.

The Company's three business units have separate management teams and infrastructures that offer different products and services, and as such, have been classified as three reportable segments (information systems and services,
internet  initiatives,   and  medical  transcription  services).

Information Systems and Services: This reportable segment consists of IDX Systems Corporation's healthcare information solutions that include software, hardware and related services. IDX solutions enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality. The principal markets for this segment include physician groups, management service organizations, hospitals, and integrated delivery networks primarily located in the United States.

IDX.com - Internet Initiatives: This reportable segment consists of an 80% interest in ChannelHealth, an internet web-portal for physicians combined with a marketing site for pharmaceutical products, including the website DietSite.com which provides nutritional analysis and information, and various other web enabled products. IDX.com strategy is to deliver comprehensive web technology-based services. The principal markets for this segment include pharmaceutical companies, healthcare product distributors, healthcare providers including physicians, hospitals, and integrated delivery networks, and patients primarily located in the United States.

PART I.  FINANCIAL INFORMATION

Medical Transcription Services: This reportable segment contains EDiX, a provider of medical transcription outsourcing services. The principal markets for this segment include hospitals and large physician group practices primarily located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements filed in the 1998 form 10-K. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment sales are immaterial. No one customer accounts for greater than 10% in revenue for any reportable segment, with the exception of EDiX. During the quarter ended June 30, 1999 and June 30, 1998, EDiX's sales to one major customer amounted to 37% and 36% of total revenue respectively. During the six months ended June 30, 1999 and June 30, 1998, EDiX's sales to the same customer amounted to 40% and 35% of total revenue respectively.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in millions):


                           IDX Healthcare
                           Information     IDX.com -
                           Systems and     Internet
                           Services        Initiatives    EDiX      Total
                           --------------------------------------------------


FOR THE THREE MONTHS
ENDED JUNE 30, 1999

Net operating revenues     $ 77,514        $ 2,561       $ 11,180   $ 91,255
Operating income (loss)       3,054         (2,739)        (4,035)    (3,720)
Identifiable operating
  assets                    260,060          1,768         12,276    274,104


FOR THE SIX MONTHS ENDED
JUNE 30, 1999

Net operating revenues     $ 137,695       $ 2,561       $ 20,649   $160,905
Operating loss                (8,810)       (2,739)        (5,076)   (16,625)
Identifiable operating
   assets                    260,060         1,768         12,276    274,104


FOR THE THREE MONTHS
ENDED JUNE 30, 1998

Net operating revenues     $  79,364                     $  6,798   $ 86,162
Operating income (loss)       12,247                       (2,306)     9,941
Identifiable operating
   assets                    250,686                        9,257    259,943


FOR THE SIX MONTHS ENDED
JUNE 30, 1998

Net operating revenues     $ 152,101                     $ 12,870   $164,971
Operating income (loss)       20,467                       (4,759)    15,708
Identifiable operating
   assets                    250,686                        9,257    259,943


Substantially all of the Company's operations are in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segments.

PART I.  FINANCIAL INFORMATION

Note 6 - Earnings Per Share Information

The Company utilizes SFAS No. 128 to compute earnings per share. Under SFAS No. 128, the dilutive effect of stock options is excluded. The following sets forth the computation of basic and diluted earnings per share:


                                  Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                  1999         1998          1999        1998

                                  -----        -----         -----       -----
Numerator:
   Net income (loss)              $(2,250)    $ 5,566        $(10,828)   $ 7,364
                                  -------     -------        ---------   -------
Numerator for basic and diluted
      earnings (loss) per share   $(2,250)    $ 5,566        $(10,828)   $ 7,364

Denominator:
   Denominator for basic earnings
     (loss) per share--
     weighted-average shares       27,682      27,294          27,668     27,225
   Effect of employee stock options     -         887               -        869
                                   ------      ------         -------    -------

 Denominator for diluted earnings
       (loss) per share            27,682      28,181          27,668     28,094
                                   ------      ------         -------     ------
Basic earnings (loss) per share   $ (0.08)    $  0.20         $ (0.39    $  0.27
                                  =======     =======         =======    =======
Diluted earnings (loss) per share $ (0.08)    $  0.20         $ (0.39)   $  0.26
                                  =======     =======         =======    =======


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

The Company reported a net loss of ($2.2) million, or ($0.08) per share, for the second quarter of 1999 as compared to net income of $5.6 million or $0.20 per share, for the second quarter of 1998. Excluding the effect of the nonrecurring charge for the acquisition of EDiX Corporation of $4.0 million, the net income for the quarter ended June 30, 1999 was $0.7 million or $0.02 per share. The Company reported a net loss of ($10.8) million, or ($0.39) per share, for the first six months of 1999 as compared to net income of $7.4 million or $0.26 per diluted share, for the first six months of 1998.

PART I.  FINANCIAL INFORMATION

Excluding the effect of the nonrecurring charge for the acquisition of EDiX Corporation of $4.0 million, the net loss for the six months ended June 30, 1999 was ($7.0) million or ($0.25) per share. Excluding nonrecurring expenses in the prior year for costs associated with the acquisition of Trego Systems, Inc., the Company reported net income of $9.3 million, or $0.33 per share, for the first six months of 1998.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES
The Company's total revenues increased to $91.3 million during the three months ended June 30, 1999 from $86.2 million in the corresponding period in 1998, an increase of $5.1 million or 5.9%. Revenues from systems sales decreased to $37.7 million during the three months ended June 30, 1999 (41.3% of total revenues) compared to $43.7 million (50.7% of total revenues) in the corresponding period in 1998, a decrease of $6.0 million or (13.7%). The decrease was primarily due to a delay in current and potential customers' purchasing decisions combined with a decrease in installations of certain of the Company's IDXtend and LastWord systems. Revenues from maintenance and service fees increased to $53.5 million during the three months ended June 30, 1999 (58.7% of total revenues) from $42.4 million (49.3% of total revenues) in the corresponding period in 1998, an increase of $11.1 million or 26.1%. The increase in revenues from maintenance and service fees was due to additional maintenance revenues resulting from the continued growth in the Company's installed client base and increased transcription service fee revenue from EDiX.

During the quarter ended June 30, 1999, certain of the Company's large customers delayed making purchasing decisions with respect to certain of the large software systems comprised of multiple products, resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, governmental approvals, product complexity, competition and customer preoccupation with internal Year 2000 issues. The Company is unable to determine whether such factors constitute a trend and will continue into future periods.

COST OF SALES
The cost of sales and services increased to $56.3 million during the three months ended June 30, 1999 from $48.1 million in the corresponding period in 1998, an increase of $8.2 million or 17.1%. The gross profit margin on systems sales and services decreased to 38.3% during the three months ended June 30, 1999 from 44.2% in the corresponding period in 1998. The decrease in gross profit was primarily due to fixed costs and overhead expenses in relation to decreased revenue from installations of the Company's systems which typically include a greater percentage of software than services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $21.2 million during the three months ended June 30, 1999 from $16.2 million in the corresponding period in 1998, an increase of $5.0 million or 31.0%. As a percentage of total revenues, selling, general and administrative expenses increased to 23.2% during the three months ended June 30, 1999 from 18.8% in 1998. The increase in total selling, general and administrative expenses during the three months ended June 30, 1999 was primarily due to an increase in the Company's sales, marketing and administrative staff infrastructure which management believes is necessary to support the long-term growth of the Company.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $13.4 million during the three months ended June 30, 1999 from $11.9 million in the corresponding period in 1998, an increase of $1.5 million or 12.4%. The increase is primarily due to the hiring of additional staff and outside consultants to support the development of additional products including IDXsite and web technology applications, and for the costs of efforts to address Year 2000 issues. As a percentage of total revenues,

PART I.  FINANCIAL INFORMATION

research and development expenses increased to 14.7% during the three months ended June 30, 1999 from 13.9% for the three months ended June 30, 1998. The increase as a percentage of sales for the three months ended June 30, 1999 as compared to the prior year, is due to additional personnel and consulting expenses.

INTEREST AND OTHER INCOME
Interest income decreased to approximately $1.3 million during the second quarter of 1999 compared to $1.5 million for the comparable period in 1998. Interest expense remained comparable at approximately $0.2 million during the second quarters of 1999 and 1998.

INCOME TAXES
Income taxes for the quarter ended June 30, 1999 were benefited at 23.2 % which is lower than the Company's historical statutory rate of 40.0 % due to certain charges related to the acquisition of EDiX which are non-deductible for income tax purposes. The provision for income taxes for the three months ended June 30, 1998 was provided for at approximately 49.2 %. The higher rate in the prior year is due to the combined financial statement, including a net loss for EDiX for which no tax benefit was recognized. In addition, a portion of the charges incurred in the first quarter ended March 31, 1998 related to the acquisition of Trego Systems, Inc. were nondeductible for income tax purposes. The Company anticipates an effective tax rate of approximately 40.0 % for the remainder of the year ending December 31, 1999.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES
The Company's total revenues decreased to $160.9 million during the six months ended June 30, 1999 compared to $165.0 million in the corresponding period in 1998, a decrease of $4.1 million or (2.5%). Revenues from systems sales decreased to $60.6 million during the six months ended June 30, 1999 (37.6% of total revenues) compared to $82.7 million (50.1% of total revenues) in the corresponding period in 1998, a decrease of $22.1 million or (26.7%). The decrease was primarily due to a delay in current and potential customers' purchasing decisions combined with a decrease in installations of certain of the Company's LastWord and IDXtend systems. Revenues from maintenance and service fees increased to $100.3 million during the six months ended June 30, 1999 (62.4% of total revenues) from $82.3 million (49.9% of total revenues) in the corresponding period in 1998, an increase of $18.0 million or 21.9%. The increase in revenues from maintenance and service fees was due to additional maintenance revenues resulting from the continued growth in the Company's installed client base and increased transcription service fee revenue from EDiX.

During the six months ended June 30, 1999, certain of the Company's large customers delayed making purchasing decisions with respect to certain of the large software systems comprised of multiple products, resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, governmental approvals, product complexity, competition and customer preoccupation with internal Year 2000 issues. The Company is unable to determine whether such factors constitute a trend and will continue into future periods.

COST OF SALES
The cost of sales and services increased to $105.1 million during the six months ended June 30, 1999 from $92.5 million in the corresponding period in 1998, an increase of $12.6 million or 13.7%. The gross profit margin on systems sales and services decreased to 34.7% during the six months ended June 30, 1999 from 44.0% in the corresponding period in 1998.

PART I.  FINANCIAL INFORMATION

The decrease in gross profit was primarily due to fixed costs and overhead expenses in relation to decreased revenue from installations of the Company's LastWord and IDXtend systems which typically include a greater percentage of software than of services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $41.2 million during the six months ended June 30, 1999 from $31.2 million in the corresponding period in 1998, an increase of $10.0 million or 32.2%. As a percentage of total revenues, selling, general and administrative expenses increased to 25.6% during the six months ended June 30, 1999 from 18.9% in 1998. The increase in total selling, general and administrative expenses during the six months ended June 30, 1999 was principally due to an increase in the Company's sales, marketing and administrative staff infrastructure which management believes is necessary to support the long-term growth of the Company.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $27.2 million during the six months ended June 30, 1999 from $22.4 million in the corresponding period in 1998, an increase of $4.7 million or 21.2%. The increase is primarily due to the hiring of additional staff and outside consultants to support the development of additional products including IDXsite and web technology applications, and for the costs of efforts to address Year 2000 issues. As a percentage of total revenues, research and development expenses increased to 16.9% during the six months ended June 30, 1999 from 13.6% for the six months ended June 30, 1998. The increase as a percentage of sales for the six months ended June 30, 1999 as compared to the prior year, is due to the additional personnel and consulting expenses.

NONRECURRING CHARGE - MERGER AND RELATED COSTS
During the first six months ended June 30, 1999, the Company recorded charges of $4.0 million related to the acquisition of EDiX. The charges were comprised of transaction costs of $2.4 million, write-offs and adjustments for long-lived assets, principally computer equipment, of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

NONRECURRING CHARGE - WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT On February 23, 1998, the Company recorded nonrecurring charges of $3.2 million related to the acquisition of contract management technology from Trego Systems, Inc. for cash of $4.0 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare contract management system.

INTEREST AND OTHER INCOME (EXPENSE)
Interest income decreased to approximately $2.7 million during the first six months of 1999 compared to $3.0 million for the same period in 1998. Interest expense increased to $0.9 million during the first two quarters of 1999 compared to $0.4 million for the same period in the prior year. The increase in interest expense is primarily due to EDiX Corporation.

LOSS ON IMPAIRMENT OF ASSET
Other expense included the write-off of an investment of $1.6 million in the quarter ended March 31, 1999.

INCOME TAXES
Income taxes for the six months ended June 30, 1999 were benefited at 36.3% which is lower than the Company's historical statutory rate of 40.0% primarily due to certain charges related to the acquisition of EDiX which are non-deductible for income tax purposes. The provision for income taxes for the six months ended June 30, 1998 was provided at approximately 58.4%. The higher rate in the prior year is due to the combined financial statement, including a net loss for EDiX for which no tax benefit was recognized. In addition, a portion of the charges incurred in the first quarter ended March 31, 1998 related to the acquisition of Trego Systems, Inc. were non-deductible for income tax purposes. The Company anticipates an effective tax rate of approximately 40% for the remainder of the year ending December 31, 1999.

PART I.  FINANCIAL INFORMATION

LIQUIDITY AND CAPITAL RESOURCES
Since its inception in 1969, the Company has funded its operations, working capital needs and capital expenditures primarily from operations. The proceeds from its initial public offering in 1995 have been used for general corporate purposes.

Cash flows from operations are principally comprised of net income (loss), depreciation and amortization, and are primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of the installation efforts which are dependent upon, among other things, the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In general, accounts receivable from customers have been collected within 85 to 112 days.

Cash flows related to investing activities have principally been related to the purchase of computer and office equipment, leasehold improvements, the acquisition of complementary products, businesses, technology and the purchase and sale of investment grade marketable securities. The Company expects these activities to continue. During the six months ended June 30, 1999, the Company acquired two buildings in South Burlington, Vermont for approximately $7.5 million with approximately 66,000 square feet that will be used for additional office space. On April 23, 1999 the Company acquired EDiX Corporation ("EDiX"). The terms of the agreement provided for the shareholders and optionholders of EDiX to receive approximately 1,000,000 shares of IDX common stock. Based on the closing price of the IDX common stock on April 23, 1999, the transaction is valued at approximately $16.7 million, plus the assumption of EDiX debt of approximately $14.0 million that was paid off during the six months ended June 30, 1999. Additionally, the Company acquired an 80% interest in ChannelHealth, Inc. on April 1, 1999 for $6.5 million and may pay an additional $3.0 million, contingent upon certain performance goals. On June 23, 1999, the Company acquired all of the assets of DietSite.com, Inc. for $1.5 million. ChannelHealth, Inc. and DietSite.com will be managed and operated with the Company's other web technology initiatives as a separate business unit or, tracking division,within the Company. It is anticipated that this division will lose approximately $10.0 million pretax during 1999. There can be no assurance that the Company will be able to successfully complete other purchases or acquisitions in the future.

Cash flows from financing activities historically relate to the sale of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan. During 1998 other financing activities related to the recapitalization of the real estate affiliate from debt to equity.

Cash, cash equivalents and marketable securities at June 30, 1999 were $70.6 million, a decrease from the December 31, 1998 balance of $125.1 million. This decrease is primarily due to the investing activities referred to above combined with a use of cash for operations due to the operating loss of $10.8 million for the six months ended June 30, 1999. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate. There were no borrowings as of June 30, 1999 or 1998.

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

The Company's internally used computer equipment, software and devices with embedded technology--including both information systems and non-information systems (together, "Internal Use Systems")--may fail to operate properly or as expected due to Year 2000 Issues. This could result in a system failure or miscalculations causing disruption of the Company's operations, including among other things, a temporary inability to process transactions, send invoices, conduct communications, or engage in similar normal business activities. In addition, computer software products sold, marketed, and supported by the Company ("Company Software Products") and the products of third parties that are distributed by the Company or others or may be necessary for operation of Company Software Products ("Third Party Products"), may fail to operate properly or as expected due to Year 2000 Issues. Such failures could result in system failures or miscalculations causing disruption of customers' operations, including among other things, a temporary inability to process transactions, send invoices, conduct communications, treat patients, or engage in similar normal business activities. Further, products and services used by the Company's customers, but not supplied by the Company, could fail to operate properly or as expected due to Year 2000 Issues. Customers' efforts to plan for such events could result in the deferral, delay or cancellation by customers of current installations of and plans to purchase Company Software Products.

STATE OF READINESS
The Company has undertaken various initiatives intended to address Year 2000 Issues with respect to Internal Use Systems, Company Software Products, and Third Party Products. The Company has established working groups whose primary functions are to: (i) develop and implement the Company's definition of Year 2000 readiness; (ii) assess Internal Use Systems, Third Party Products and Company Software Products for Year 2000 Issues; (iii) monitor development, testing and remediation efforts with respect to Company Software Products; (iv) monitor testing of Company Software Products and Third Party Products, (v) review customer preparations to implement Year 2000 releases of Company Software Products; (vi) monitor and coordinate the Company's deployment plans and results with respect to Year 2000 releases of Company Software Products; (vii) monitor and coordinate contingency plans with respect to Internal Use Systems, Company Software Products and Third Party Products; and (viii) provide centralization, accuracy and consistency of the Company's communications regarding Year 2000 Issues.

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

Internal Use Systems. Based upon the Company's assessment efforts to date, the Company believes that certain Internal Use Systems will require replacement or modification, and to date the Company has replaced or modified some Internal Use Systems. In addition, in the ordinary course of replacing and upgrading Internal Use Systems, the Company attempts to obtain replacements that it believes will not fail as a result of Year 2000 Issues. The Company has substantially completed its assessment efforts with respect to Internal Use Systems and expects that its remediation efforts will be completed by the fourth quarter of 1999. The Company is currently engaged in but has not completed contingency planning to address personnel, resource and technical Year 2000 Issues relating to foreseeable scenarios that may develop despite its current and planned remediation efforts. The Company estimates that as of June 30, 1999 it had completed approximately 88% of its efforts in connection with Year 2000 Issues relating to its Internal Use Systems. The projects

PART I.  FINANCIAL INFORMATION

comprising the remaining 12% of such efforts are in process and are expected to be substantially completed on or about the fourth quarter of 1999. The majority of the remaining work is associated with finalizing the Company's contingency plan, analyzing landlord's responses for facilities leased by IDX, completing evaluation of the possible need for upgrades on non-IDX desktop applications and plan validation.

The Company has mailed letters or otherwise communicated with many of its significant vendors of Internal Use Systems and related service providers to determine the extent to which Year 2000 Issues affect products and services of such vendors and providers. As of June 30, 1999, the Company had received responses from approximately 95% of such third parties, and 92% of these companies have provided written assurances that they expect to successfully address their significant Year 2000 Issues on a timely basis. The Company is engaged in but has not completed efforts to communicate with other vendors and service providers involved in its Internal Use Systems to request more responses to its communications and to verify the responses received. Due to uncertainties associated with vendors and service providers, the Company is unable to predict whether Year 2000 Issues involved in its Internal Use Systems will have a material adverse effect on the Company's business, results of operations, or financial condition, despite the Company's current assessment to the contrary.

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

The Company develops, markets and supports many different products, and the amount of effort applied with respect to individual products varies from product to product. The Company estimates that as of June 30, 1999 it had completed approximately 91% of the development efforts relating to Year 2000 versions of all of the Company Software Products, including 90% of such efforts related to EDiX. The projects comprising the remaining 9% of these efforts are in process and expected to be substantially completed in the third quarter of 1999. The Company estimates that as of June 30, 1999, it had completed approximately 86% of the deployment efforts relating to Year 2000 versions of all Company Software Products, including 50% of deployment efforts related to EDiX's products. The projects comprising the remaining 14% of these efforts are in process and are expected to be substantially completed in the third quarter of 1999, but the Company expects to continue efforts to remediate and maintain Year 2000 versions of Company Software Products in customer environments and to support customers' efforts relating to Year 2000 Issues through the early part of 2000.

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

Contingency Plans and Risks. The Company has begun, but not yet completed, a comprehensive analysis of the company-wide operational, business and financial problems (including possible loss of revenue), if any, that would be reasonably likely to result from the impact of unresolved Year 2000 Issues, including possible: (i) failure by the Company and vendors of Third Party Products to complete efforts to avoid or minimize Year 2000 Issues on a timely basis, including failure of Internal Use Systems, Company Software Products and Third Party Products to be Year 2000 ready; (ii) failure of Customers to be ready to or cooperate in the deployment of Year 2000 ready versions of Company Software Products and Third Party Products on a timely basis; and (iii) delay, deferral or cancellation by customers of current installations and prospective purchase decisions with respect to Company Software Products. The Company has not yet
completed its contingency plans relating to Year 2000 scenarios it deems sufficiently probable to merit contingency planning, but it has substantially completed its preliminary phase of contingency planning and expects to substantially complete its contingency planning by the third quarter of 1999. Such contingency final stage planning will encompass "worst case" scenarios that assume the failure of significant communications and computing infrastructures of the Company, its customers and suppliers, together with failures of governmental and utility infrastructures, including those related to transportation and energy.

COSTS
The Company estimates that the cost of its efforts to successfully address Year 2000 Issues will be approximately $17.8 million, of which approximately $5.2 million relates to Internal Use Systems, $0.6 million relates to EDiX, and $12.0 million relates to Company Software Products. Because the Company develops, markets, and supports many different products, the amount of effort applied with respect to individual products varies from product to product. All expenditures to fund Year 2000 Issue efforts have been and will continue to be recognized as operating expenses for fiscal years 1997 through early 2000, except for $0.8 million, which is expected to be incurred and capitalized in 1999. As of June 30, 1999, the Company had incurred approximately $12.7 million related to its Year 2000 Issue assessment, remediation, testing, and contingency planning efforts identification, which is approximately 71% of the total projected costs of such efforts. Of the amount of costs incurred as of June 30, 1999, approximately $3.3 million relates to Internal Use Systems, which is approximately 57% of the total of estimated costs for such efforts, and $9.4 million relates to Company Software Products, which is approximately 78% of the total of estimated costs for such efforts.

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

        . market conditions particularly in the computer software and hardware industries; and

        . healthcare reform measures, such as those contemplated by the Balanced Budget Act of 1997.

PART I.  FINANCIAL INFORMATION

These fluctuations could have a significant impact on future market prices of IDX's common stock. On March 5, 1999 IDX announced that it expected a loss of ($0.22) - ($0.28) per share in the quarter ending March 31, 1999. Following this announcement, the IDX share price declined. On April 30, 1999, the last reported sale price of IDX common stock on the Nasdaq National Market was $16.25 per share and on June 30, 1999, such price was $22.5625. On December 31, 1998, the last reported sale price of IDX common stock on the Nasdaq National Market was $44.00. These prices represent declines of 63% and 49%, respectively, in the value of IDX stock since December 31, 1998.

Variation in Financial Trends in Net Income and Cash from Operations May Continue. Year over year net income and cash from operations have fluctuated since 1995. IDX's net income was $20.6 million in 1995. Net income fell to $16.7 million in 1996 and $8.0 million in 1997. Net income increased to $30.2 million in 1998. Cash from operations was $21.7 million in 1995, $10.4 million in 1996, $9.8 million in 1997, and $23.4 million in 1998. On March 5, 1999 IDX announced that based on currently available information, the after tax loss for the first quarter ending March 31, 1999 was expected to be ($5.0) to ($7.0) million. If these negative trends were to continue, IDX may have difficulty in financing future growth and funding its operating initiatives including future acquisitions.

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

        .    the sales and implementation cycles of IDX's customers; and

        . general reductions in spending by IDX's customers and healthcare reform measures.


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

PART I.  FINANCIAL INFORMATION

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

PART I.  FINANCIAL INFORMATION

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

IDX May Be Adversely Affected By Changes in the Healthcare Industry and by Government Healthcare Reform Proposals. IDX's products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and capital expenditures. From time to time, Congress has considered and adopted proposals to reform the healthcare system. These proposals may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for IDX's clients. Legislation such as the Balanced Budget Act of 1997 will lower reimbursement rates and may result in reduced spending by certain healthcare organizations. Healthcare organizations may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for IDX's products and services. IDX cannot predict with any certainty what impact these proposals or healthcare reforms, such as the Balanced Budget Act of 1997 might have on its results of operations, financial condition or business.

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

IDX May Have Conflicts of Interests With Some of its Executives Which May Adversely Affect IDX. Richard E. Tarrant, Chief Executive Officer and Director, and Robert H. Hoehl, Chairman of the Board of Directors, indirectly own, through various entities, real estate which IDX leases in connection with its operations. During 1998, IDX paid an aggregate of approximately $4.2 million in connection with these leases. In November 1998, IDX announced tentative plans to expand one of its facilities located on land owned by these executives, however the Company has not yet made any commitments to finalize those plans.

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

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On June 11, 1999, a lawsuit was served on the Company. Eleven other companies engaged in various aspects of the healthcare information systems business have also been sued in the same lawsuit. The lawsuit was brought in the United States District Court for the Northern District of Texas Fort Worth Division and is entitled Allcare Health Management System, Inc. v. Cerner Corporation, et al., and claims damages for patent infringement. The Company is investigating the claims made in the lawsuit and will respond accordingly. Based upon a preliminary investigation to date, the Company believes the lawsuit is without merit and intends to vigorously defend against it.

         The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is party will have a material adverse effect on its financial condition or results of operations.


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

                                          IDX SYSTEMS CORPORATION


Date: August 13, 1999                     By: /S/ JOHN A. KANE
                                              -------------------------------
                                              John A. Kane,
                                              Vice President, Finance and
                                              Administration, Chief Financial
                                              Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                  Exhibit Index


         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:




Exhibit No.              Description                                  Page
-----------              -----------                                  ----

27                       Financial Data Schedule                      25
