Form 10-Q
period 1999-09-30
IDX SYSTEMS CORP
filed 1999-11-12
CIK 1001185

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

                For the Quarterly Period Ended September 30, 1999
                         -------------------------------

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

                             Yes   X           No
                                 -----            -----
         Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                             Yes   X           No
                                 -----            -----
                The number of shares outstanding of the registrant's common stock as of November 11, 1999 was 27,779,914.


================================================================================

                        [Exhibit index begins on Page 24]

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 1999


                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION                                         PAGE
                                                                          ----

   ITEM 1.  INTERIM FINANCIAL STATEMENTS..................................3

            Condensed Consolidated Balance Sheets.........................3

            Consolidated Statements of Operations.........................4

            Condensed Consolidated Statements of Cash Flows...............5

            Notes to Condensed Consolidated Financial Statements..........6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.....................................10

PART II.    OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.............................................22

   ITEM 2.  CHANGES IN SECURITIES.........................................22

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................22

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........22

   ITEM 5.  OTHER INFORMATION.............................................22

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................22


SIGNATURES................................................................23


EXHIBIT INDEX.............................................................24


PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

                             IDX Systems Corporation
                      Condensed Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)



                                       September 30,          December 31,
                                            1999                  1998
                                       -----------------      ----------------

ASSETS
Cash and marketable securities         $  73,896              $ 125,132
Accounts receivable, net                 111,374               102,179
Income taxes receivable                    4,720                     -
Other current assets                       6,644                 5,403
Deferred tax asset                         4,720                 4,720
                                       -----------------     ----------------

Total current assets                     201,354               237,434
Property and equipment, net               54,545                35,949
Capitalized software costs, net              470                  665
Other assets                              16,938                12,868
Deferred tax asset                         2,307                 2,307
                                       -----------------     ----------------

Total assets                           $ 275,614              $ 289,223
                                       =================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses
   and other liabilities                $ 44,322              $ 38,484
Short-term debt                                -                 5,611
Income taxes                                   -                 5,429
Deferred revenue                          17,801                18,239
                                       -----------------     ----------------

Total current liabilities                 62,123                67,763

Long-term debt                                 -                 2,261
Minority interest                          9,100                 8,988
Stockholders' equity                     204,391               210,211
                                       -----------------     ----------------

Total liabilities and stockholders'
  equity                               $ 275,614             $ 289,223
                                       =================     ================




          See Notes to the Condensed Consolidated Financial Statements
                  Restated for Comparison Purposes - See Note 1

                             IDX Systems Corporation
                      Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (Unaudited)


                              Three Months Ended          Nine Months Ended
                                 September 30,              September 30,

                              1999         1998           1999        1998
                              ------       ------         ------      ------

REVENUES
Systems sales                 $ 34,365     $ 46,678       $ 94,944    $129,363
Maintenance and service fees    57,853       44,259        158,179     126,545
                              --------     --------       --------    --------

TOTAL REVENUES                  92,218       90,937        253,123     255,908

OPERATING EXPENSES
Cost of sales                   56,442       50,362        161,540     142,823
Selling, general and
  administrative                21,616       17,385         62,815      48,548
Research and development        12,733       12,587         39,921      35,025
Nonrecurring charge                  -            -          4,045       3,201
                              --------     --------       --------     -------
TOTAL OPERATING EXPENSES        90,791       80,334        268,321     229,597

OPERATING INCOME (LOSS)          1,427       10,603        (15,198)     26,311

Other (income) expense            (537)      (1,246)        (1,796)     (3,242)
Loss on impairment of asset          -            -          1,642           -
                              --------      -------       --------    ---------

Income (loss) before taxes       1,964       11,849        (15,044)     29,553

Income tax provision (benefit)     786        5,650         (5,394)     15,990
                              --------      -------       --------    --------

NET INCOME (LOSS)             $  1,178     $  6,199       $ (9,650)   $ 13,563
                              ========     ========       ========    ========

BASIC EARNINGS (LOSS) PER
  SHARE                       $   0.04     $   0.23       $  (0.35)   $   0.50
                              ========     ========       ========    ========
Basic weighted average
  shares outstanding            27,767       27,427         27,701      27,292
                              ========     ========       ========    ========

Diluted earnings (loss)
  per share                   $   0.04     $   0.22       $  (0.35)   $   0.48
                              ========     ========       ========    ========
Diluted weighted average
  shares outstanding            28,271       28,279         27,701      28,156
                              ========     ========       ========    ========


          See Notes to the Condensed Consolidated Financial Statements
                  Restated for Comparison Purposes - See Note 1

                             IDX Systems Corporation
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                     1999             1998
                                                    ---------         --------

Operating Activities
Net income (loss)                                   $ (9,650)         $13,564
Adjustments to reconcile net income
  (loss) to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                     11,222            9,398
    Deferred tax benefit, net of business
      acquisitions                                         -             (517)
    Increase in allowance for doubtful
      accounts                                           585              118
    Minority interest                                    112              301
    Loss on investment                                 1,642                -
    Write-off of acquired in-process
      research and development costs                       -            3,201
    Changes in operating assets and liabilities,
      net of business acquisitions:
       Accounts receivable                            (9,780)         (15,168)
       Prepaid expenses and other assets               1,179            2,644
       Accounts payable and accrued expenses           5,839           (3,102)
       Federal and state taxes payable               (10,149)           6,339
       Deferred revenue                                 (438)          (3,654)
                                                -------------     ------------

          Net cash (used in) provided by
           operating activities                       (9,438)          13,124

Investing Activities
Purchase of property and equipment, net              (28,177)         (11,545)
Purchase of securities available-for-sale           (178,246)         (83,216)
Sale of securities available-for-sale                246,753           75,133
Business acquisitions                                 (6,500)               -
Other assets                                          (3,077)          (7,545)
                                                --------------    ------------

          Net cash provided by (used in)
             investing activities                     30,753          (27,173)

Financing Activities
Proceeds from sale of common stock                     4,063           11,728
Proceeds from debt issuances                           3,501            8,935
Contributions to affiliates, net                           -            6,500
Principal repayments of debt                         (11,373)          (9,324)
                                                --------------   -------------

          Net cash (used in) provided by
             financing activities                     (3,809)          17,839
                                                --------------   -------------

Increase in cash and cash equivalents                 17,506            3,790

Cash and cash equivalents at beginning
  of period                                           11,558           14,741
                                                --------------   -------------

Cash and cash equivalents at end of period          $ 29,064         $ 18,531
                                                ==============   =============




          See Notes to the Condensed Consolidated Financial Statements
                  Restated for Comparison Purposes - See Note 1

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

All financial information for previously reported periods included in the accompanying interim unaudited condensed consolidated financial statements of IDX Systems Corporation ("Company" or "IDX") has been restated to reflect the combined operations of IDX and EDiX Corporation ("EDiX") as a result of the merger, more fully described in Note 3, which was accounted for as a pooling of interests during the quarter ended June 30, 1999. No adjustments were required to conform the financial reporting policies of IDX and EDiX for periods presented.

The interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - New Accounting Standards

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which the Company adopted as of December 31, 1998. SOP 98-1 requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. In the prior year, the Company expensed such costs as incurred. This accounting change had no effect on net income (loss) for the three month period ended September 30, 1999 and increased net income per diluted share by $0.01 for the same period in 1998. For the nine month period ended September 30, 1999 this accounting change decreased the net loss per share by $0.01, and increased earnings per diluted share by $0.01 for the comparable period in 1998.

Note 3 - Business Acquisitions

On February 23, 1998, the Company recorded charges of $3.2 million related to the acquisition of contract management system technology from Trego Systems, Inc. for cash of $4.0 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development costs in connection with the Company's development of a healthcare contract management system.

On April 23, 1999, the Company acquired EDiX, a provider of medical transcription outsourcing services to hospitals and large physician group practices. The terms of the agreement provided for the shareholders and optionholders of EDiX to receive approximately 1,000,000 shares of IDX common stock. Based on the closing price of the IDX common stock on April 23, 1999, the transaction is valued at approximately $16.7 million, plus the assumption of EDiX debt of approximately $14.0 million. This transaction has not had a dilutive effect on dilute earnings per share in 1999 compared to 1998. The EDiX organization will operate as EDiX, a division of IDX Systems Corporation.

The acquisition was accounted for as a pooling of interests during the quarter ended June 30, 1999 and all historical information of the Company for all periods presented has been restated to include EDiX's operating results. During the second quarter ended June 30, 1999, the Company recorded charges of $4.0 million related to the acquisition of EDiX. The charges were comprised of transaction costs of $2.4 million, write-offs and adjustments for long-lived assets, principally computer equipment, of $1.4 million and other merger related costs of $200,000, principally noncompatible related to integration costs incurred during the period and the termination of leases and other contractual obligations.

On April 1, 1999, the Company acquired an 80% interest in Channelhealth, Inc. for $6.5 million and may pay an additional $3.0 million, contingent upon certain performance goals. The acquisition will be accounted for under the purchase method.

On June 23, 1999, the Company acquired all of the assets of DietSite.com, Inc. for $1.5 million. DietSite.com is a website which includes disease-oriented dietary information with extensive proprietary content on diets, vitamins, herbals and nutritionals. Channelhealth, Inc. and DietSite.com will be managed and operated with the Company's other web technology initiatives in a separate, majority-owned subsidiary. Channelhealth will offer three Internet channels that integrate the core practice management systems with extensive Internet-based services and clinically valid content.

Note 4 - Income Taxes

The tax benefit in 1999 is lower than that expected based on the statutory rate principally due to the non-deductible nature of certain transaction costs related to business acquisitions. The 1998 tax provision is higher than that expected based on the statutory rate principally due to losses of EDiX for which no tax benefit has been recognized.

Note 5 - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income (loss) for the quarter ended September 30, 1999 amounted to $1.2 million compared to $6.2 million in the same period in 1998. Total comprehensive income (loss) for the nine months ended September 30, 1999 amounted to ($9.8) million compared to $13.6 million in the same period in 1998.

Note 6- Segment Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 effective with the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and performance assessment. Up to and including the first quarter of 1999, the Company has viewed its operations and managed its business as principally one segment, healthcare information solutions that include software, hardware and related services. During the second quarter of 1999, the Company acquired two companies which have separate and distinct financial and operating characteristics. When applicable, the information for the reportable segments has been restated for the prior year in order to conform to the 1999 presentation.

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

Channelhealth, Inc. - Internet Initiatives: This reportable segment consists of an 80% interest in Channelhealth, an internet web-portal for physicians combined with a marketing site for pharmaceutical products, including the website DietSite.com which provides nutritional analysis and information, and various other web enabled products.

Channelhealth will offer three Internet channels that integrate the core practice management systems with extensive Internet-based services and clinically valid content. Channelhealth services are available to physicians through group practices, hospitals, integrated delivery networks and managed care organizations.

The Physician Channel(TM)
The Physician Channel includes a workflow-driven portal called the Physician Homebase with rich medical content and continuing medical education material, and web-based electronic medical record modules. The Homebase(TM) will incorporate the physician's schedule and other practice-specific data that helps improve office management and patient care processes. The Physician Channel will provide online medication orders, results review and interactive transcription management, which will ultimately create secure, Internet-based electronic medical records.

The Patient Channel(TM)
The Patient Channel is being designed to create a meaningful, personally relevant online connection between the patient and his/her personal physician. Using the Patient Channel, a patient will be able to access a "Virtual Office(TM)" --to schedule and confirm appointments, renew medications, refill prescriptions and review test results after they have been acknowledged and released by the physician. The Patient Channel will also provide the ability for individuals to review their personal medical records starting with data that may be automatically transferred from the physician's record.

The E-commerce Channel(TM)
The E-commerce Channel will feature an integrated single-source solution for processing claims, referrals, eligibility and clinical transactions by providing connectivity to payers, pharmacies, laboratories and pharmacy benefit managers. For example, when performing online eligibility verification, the patient registration and health plan information is extracted automatically from the practice management system, eliminating redundant data entry and improving the efficiency of payer communication. In addition, the E-commerce Channel will allow physicians and provider organizations group purchasing for medical/ office equipment and supplies.

Medical Transcription Services: This reportable segment represents EDiX, a provider of medical transcription outsourcing services. The principal markets for this segment include hospitals and large physician group practices primarily located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements filed in the 1998 Form 10-K. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment, with the exception of EDiX. During the quarter ended September 30, 1999 and September 30, 1998, EDiX's sales to one major customer amounted to 12.9% and 0.0% of total revenue respectively. During the nine months ended September 30, 1999 and September 30, 1998, EDiX's sales to the same customers amounted to 10.3% and 0.0% of total revenue respectively.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in millions):

                            IDX Healthcare
                            Information     Channelhealth-
                            Systems and     Internet
                            Services        Initiatives     EDiX       Total
                            --------------  --------------  --------   -------
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1999

Net operating revenues      $ 78,894        $ 1,127         $ 12,197   $ 92,218
Operating income (loss)        6,198         (4,882)             111      1,427
Identifiable operating
  assets                     254,774          8,042           12,798    275,614

FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1999

Net operating revenues     $ 216,589        $ 3,688         $ 32,846  $ 253,123
Operating loss                (2,612)        (7,621)          (4,965)   (15,198)
Identifiable operating
  assets                     254,774          8,042           12,798    275,614

FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 1998

Net operating revenues      $ 83,358              -          $ 7,579   $ 90,937
Operating income (loss)       12,496              -           (1,893)    10,603
Identifiable operating
  assets                     266,357              -            8,420    274,777

FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1998

Net operating revenues     $ 235,459              -         $ 20,449  $ 255,908
Operating income (loss)       32,963              -           (6,652)    26,311
Identifiable operating
  assets                     266,357              -            8,420    274,777

Substantially all of the Company's operations are in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segments.

Note 6 - Earnings Per Share Information

The following sets forth the computation of basic and diluted earnings per share:

                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,

                                1999        1998         1999         1998
                               -------------------      --------------------
Numerator:
  Net income (loss)             $ 1,178     $ 6,199      $(9,650)     $13,563
                                -------------------      --------------------
Numerator for basic and diluted
  earnings (loss) per share     $ 1,178     $ 6,199      $(9,650)     $13,563

Denominator:
  Denominator for basic earnings
     (loss) per share
  Weighted-average shares        27,767      27,427       27,701       27,292
  Effect of employee stock
      options                       504         852                       864
                                -------------------      --------------------
Denominator for diluted earnings
  (loss) per share               28,271      28,279       27,701       28,156
                                -------------------      --------------------
Basic earnings (loss) per
  share                         $  0.04     $  0.23      $ (0.35)      $ 0.50
                                ===================      ====================
Diluted earnings (loss) per
  share                         $  0.04     $  0.22      $ (0.35)      $ 0.48
                                ===================      ====================

                                   Page 9 of 24

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties including those discussed below that could cause actual results to differ materially from historical results or those anticipated. Words such as "believes," "may," "plans," "anticipates," "expects," "intends," and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. In addition, the disclosures in the section on page 16 under the caption "Factors Affecting Future Results" consists principally of a discussion of risks which may affect future results and are thus, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company reported net income of $1.2 million, or $0.04 per diluted share, for the third quarter of 1999 as compared to net income of $6.2 million or $0.22 per diluted share, for the third quarter of 1998. The Company reported a net loss of ($9.6) million, or ($0.35) per diluted share, for the first nine months of 1999 as compared to net income of $13.6 million or $0.48 per diluted share, for the first nine months of 1998.

Excluding the effect of nonrecurring charges for the acquisition of EDiX Corporation of $4.0 million and the write-off of an investment of $1.6 million, the net loss for the nine months ended September 30, 1999 was ($5.6) million or ($0.20) per diluted share. Excluding nonrecurring expenses in the prior year for costs associated with the acquisition of Trego Systems, Inc., the Company reported net income of $15.1 million, or $0.54 per share, for the first nine months of 1998.

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1998

REVENUES
The Company's total revenues increased to $92.2 million during the three months ended September 30, 1999 from $90.9 million in the corresponding period in 1998, an increase of $1.3 million or 1.4%. Revenues from systems sales decreased to $34.4 million during the three months ended September 30, 1999 (37.3% of total revenues) compared to $46.7 million (51.3% of total revenues) in the corresponding period in 1998, a decrease of $12.3 million or (26.4%). The decrease was primarily due to a reduction in hardware sales of $9.7 million. Revenues from maintenance and service fees increased to $57.9 million during the three months ended September 30, 1999 (62.7% of total revenues) from $44.3 million (48.7% of total revenues) in the corresponding period in 1998, an increase of $13.6 million or 30.7%. The increase in revenues from maintenance and service fees was due to additional maintenance revenues resulting from the continued growth in the Company's installed client base and increased transcription service fee revenue from EDiX.

During 1999, certain of the Company's large customers delayed making purchasing decisions with respect to certain large software systems comprised of multiple products, resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, governmental approvals, product complexity, competition and customer preoccupation with internal Year 2000 issues. The Company is unable to determine whether such factors constitute a trend and will continue into future periods.

COST OF SALES
The cost of sales and services increased to $56.4 million during the three months ended September 30, 1999 from $50.4 million in the corresponding period in 1998, an increase of $6.1 million or 12.1%. The gross profit margin on systems sales and services decreased to 38.8% during the three months ended September 30, 1999 from 44.6% in the corresponding period in 1998. The decrease in gross profit was primarily due to fixed costs and overhead expenses in relation to decreased revenue from installations of the Company's systems which typically include a greater percentage of software than services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $21.6 million during the three months ended September 30, 1999 from $17.4 million in the corresponding period in 1998, an increase of $4.2 million or 24.3%. As a percentage of total revenues, selling, general and administrative expenses increased to 23.4% during the three months ended September 30, 1999 from 19.1% in 1998. The increase in total selling, general and administrative expenses during the three months ended September 30, 1999 was primarily due to an increase in the Company's sales, marketing and administrative staff infrastructure which management believes is necessary to support the long-term growth of the Company.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $12.7 million during the three months ended September 30, 1999 from $12.6 million in the corresponding period in 1998, an increase of $100,000 or 1.2%. The slight increase is due to the hiring of additional staff and outside consultants to support the development of additional products including IDXsite and web technology applications, and for the costs of efforts to address Year 2000 issues. As a percentage of total revenues, research and development expenses remained comparable at 13.8% of revenue for the third quarters of 1999 and 1998.

Interest and OTHER INCOME
Interest income decreased to approximately $768,000 during the third quarter of 1999 compared to $1.9 million for the comparable period in 1998. Interest expense decreased approximately $375,000 during the third quarter of 1999 as compared to the same period in the prior year.

INCOME TAXES
Income taxes for the quarter ended September 30, 1999 were provided at 40.0 % which approximates the Company's historical statutory rate. The provision for income taxes for the three months ended September 30, 1998 was provided for at approximately 47.7 %. The higher rate in the prior year is due to the effect of the restatement of the Company's financial statements, for the pooling of interests accounting for the acquisition of EDiX which includes a net loss for EDiX for which no tax benefit was recognized. The Company anticipates an effective tax rate of approximately 40.0% for the remainder of the year ending December 31, 1999.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1998

REVENUES
The Company's total revenues decreased to $253.1 million during the nine months ended September 30, 1999 compared to $255.9 million in the corresponding period in 1998, a decrease of $2.8 million or (1.1%). Revenues from systems sales decreased to $94.9 million during the nine months ended September 30, 1999 (37.5% of total revenues) compared to $129.4 million (50.6% of total revenues) in the corresponding period in 1998, a decrease of $34.4 million or (26.6%). The decrease was primarily due to a delay in current and potential customers' purchasing decisions combined with a decrease in hardware sales. Revenues from maintenance and service fees increased to $158.2 million during the nine months ended September 30, 1999 (62.5% of total revenues) from $126.5 million (49.4% of total revenues) in the corresponding period in 1998, an increase of $31.6 million or 25.0%. The increase in revenues from maintenance and service fees was due to additional maintenance revenues resulting from the continued growth in the Company's installed client base and increased transcription service fee revenue from EDiX.

During 1999, certain of the Company's large customers delayed making purchasing decisions with respect to certain large software systems comprised of multiple products, resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, governmental approvals, product complexity, competition and customer preoccupation with internal Year 2000 issues. The Company is unable to determine whether such factors constitute a trend and will continue into future periods.

COST OF SALES
The cost of sales and services increased to $161.5 million during the nine months ended September 30, 1999 from $142.8 million in the corresponding period in 1998, an increase of $18.7 million or 13.1%. The gross profit margin on systems sales and services decreased to 36.2% during the nine months ended September 30, 1999 from 44.2% in the corresponding period in 1998.

The decrease in gross profit was primarily due to fixed costs and overhead expenses in relation to decreased revenue from installations of the Company's LastWord and IDXtend systems which typically include a greater percentage of software than of services.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $62.8 million during the nine months ended September 30, 1999 from $48.5 million in the corresponding period in 1998, an increase of $14.3 million or 29.4%. As a percentage of total revenues, selling, general and administrative expenses increased to 24.8% during the nine months ended September 30, 1999 from 19.0% in 1998. The increase in total selling, general and administrative expenses during the nine months ended September 30, 1999 was principally due to an increase in the Company's sales, marketing and administrative staff infrastructure which management believes is necessary to support the long-term growth of the Company.

RESEARCH AND DEVELOPMENT
Research and development expenses increased to $39.9 million during the nine months ended September 30, 1999 from $35.0 million in the corresponding period in 1998, an increase of $4.9 million or 14.0%. The increase is primarily due to the hiring of additional staff and outside consultants to support the development of additional products including IDXsite and web technology applications, and for the costs of efforts to address Year 2000 issues. As a percentage of total revenues, research and development expenses increased to 15.8% during the nine months ended September 30, 1999 from 13.7% for the nine months ended September 30, 1998. The increase as a percentage of sales for the nine months ended September 30, 1999 as compared to the prior year, is due to the additional personnel and consulting expenses.

NONRECURRING CHARGE - MERGER AND RELATED COSTS
During the nine months ended September 30, 1999, the Company recorded charges of $4.0 million related to the acquisition of EDiX. The charges were comprised of transaction costs of $2.4 million, write-offs and adjustments for long-lived assets, principally noncompatible computer equipment, of $1.4 million and other merger related costs of $200,000, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

NONRECURRING CHARGE - WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT On February 23, 1998, the Company recorded nonrecurring charges of $3.2 million related to the acquisition of contract management technology from Trego Systems, Inc. for cash of $4.0 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development costs in connection with the Company's development of a healthcare contract management system.

INTEREST AND OTHER INCOME (EXPENSE)
Interest income decreased to approximately $3.4 million during the first nine months of 1999 compared to $4.9 million for the same period in 1998. Interest expense increased to $900,000 during the first three quarters of 1999 compared to $800,000 for the same period in the prior year. The increase in interest expense is primarily due to interest expense incurred by EDiX Corporation.

LOSS ON IMPAIRMENT OF ASSET
Other expense included the write-off of an investment of $1.6 million in the quarter ended March 31, 1999.

INCOME TAXES
Income taxes for the nine months ended September 30, 1999 were benefited at 35.9% which is lower than the Company's historical statutory rate of 40.0% primarily due to certain charges related to the acquisition of EDiX which are non-deductible for income tax purposes. Income taxes for the nine months ended September 30, 1998 were provided for at approximately 54.1%. The higher rate in the prior year is due to the effect of the restatement of the Company's financial statements for the pooling of interests accounting for the acquisition of EDiX, which includes the net loss for EDiX for which no tax benefit was recognized. In addition, a portion of the charges incurred in the first quarter ended March 31, 1998 related to the acquisition of Trego Systems, Inc. were non-deductible for income tax purposes. The Company anticipates an effective tax rate of approximately 40% for the remainder of the year ending December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception in 1969, the Company has funded its operations, working capital needs and capital expenditures primarily from operations. The proceeds from its initial public offering in 1995 have been used for general corporate purposes.

Cash flows from operations are principally comprised of net income (loss), depreciation and amortization, and are primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of the installation efforts which are dependent upon, among other things, the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In general, accounts receivable from customers have been collected within the range of 111 to 128 days.

Cash flows related to investing activities have principally been related to the purchase of computer and office equipment, leasehold improvements, the acquisition of complementary products, businesses, technology and the purchase and sale of investment grade marketable securities. The Company expects these activities to continue. During the nine months ended September 30, 1999, the Company acquired two buildings in South Burlington, Vermont for approximately $7.5 million with approximately 66,000 square feet that will be used for additional office space.

On April 23, 1999 the Company acquired EDiX. The terms of the agreement provided for the shareholders and optionholders of EDiX to receive approximately 1,000,000 shares of IDX common stock. Based on the closing price of the IDX common stock on April 23, 1999, the transaction is valued at approximately $16.7 million, plus the assumption of EDiX debt of approximately $14.0 million that was paid off during the nine months ended September 30, 1999. Additionally, the Company acquired an 80% interest in Channelhealth, Inc. on April 1, 1999 for $6.5 million. On June 23, 1999, the Company acquired all of the assets of DietSite.com, Inc. for $1.5 million. Channelhealth, Inc. and DietSite.com will be managed and operated with the Company's other web technology initiatives in a separate, majority-owned subsidiary. It is anticipated that this company will lose approximately $13.0 million pretax during 1999. There can be no assurance that the Company will be able to successfully complete other purchases or acquisitions in the future.

Cash flows from financing activities historically relate to the sale of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan. During 1998 other financing activities related to the recapitalization of the real estate affiliate, which is included in the consolidated financial statements, from debt to equity.

Cash, cash equivalents and marketable securities at September 30, 1999 were $73.9 million, a decrease from the December 31, 1998 balance of $125.1 million. This decrease is primarily due to the investing activities referred to above combined with a use of cash for operations due to the operating loss of $9.6 million for the nine months ended September 30, 1999. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate. There were no borrowings as of September 30, 1999 or 1998.

The Company expects that its requirements for office facilities will grow as staffing requirements dictate. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. The Company plans to continue increasing the number of its professional staff during the remainder of 1999 and throughout 2000 to meet anticipated sales volume and to support research and development efforts. To the extent necessary to support increases in staffing, the Company intends to obtain additional office space.

The Company is currently evaluating a plan to acquire the Company's headquarters in South Burlington, Vermont from BDP Realty, a related entity which is included in the Company's consolidated financial statements. As a result of this potential acquisition, the Company may choose to obtain financing in the form of a mortgage backed financing instrument. The Company started construction on an expansion of its Corporate Headquarters facility in South Burlington, Vermont, in November 1999, and is considering various options for financing including a construction loan, sale lease-back arrangement or funding from operations. From time to time, based on the Company's requirements, the Company may consider other purchases of additional land or the construction of additional office space. Currently, the Company has made no material lease or purchase commitments other than the two building purchases mentioned above.

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

INTERNAL USE SYSTEMS. Certain Internal Use Systems require replacement or modification, and to date the Company has replaced or modified most Internal Use Systems. In addition, in the ordinary course of replacing and upgrading Internal Use Systems, the Company attempts to obtain replacements that it believes will not fail as a result of Year 2000 Issues. The Company has completed its assessment efforts with respect to Internal Use Systems and expects that its remediation efforts will be completed by the fourth quarter of 1999. The Company is currently engaged in ongoing contingency planning to address personnel, resource and technical Year 2000 Issues relating to foreseeable scenarios that may develop despite its remediation efforts. The Company estimates that as of September 30, 1999 it had completed approximately 97% of its efforts in connection with Year 2000 Issues relating to its Internal Use Systems. The projects comprising the remaining 3% of such efforts are in process and are expected to be substantially completed on or about the fourth quarter of 1999. The majority of the remaining work is associated with finalizing the Company's contingency plan, analyzing landlord's responses for facilities leased by IDX, completing evaluation of the possible need for upgrades on non-IDX desktop applications and plan validation.

The Company has mailed letters or otherwise communicated with many of its significant vendors of Internal Use Systems and related service providers to determine the extent to which Year 2000 Issues affect products and services of such vendors and providers. As of Sepember 30, 1999, the Company had received responses from approximately 97% of such third parties, and 97% of these companies have provided written assurances that they expect to successfully address their significant Year 2000 Issues on a timely basis. The Company is engaged in but has not completed efforts to communicate with other vendors and service providers involved in its Internal Use Systems to request more responses to its communications and to verify the responses received. Due to uncertainties associated with vendors and service providers, the Company is unable to predict whether Year 2000 Issues involved in its Internal Use Systems will have a material adverse effect on the Company's business, results of operations, or financial condition, despite the Company's current assessment to the contrary.

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

COMPANY SOFTWARE PRODUCTS. The Company began development of Year 2000 versions of some Company Software Products in 1997 and continues to progress through development and maintenance cycles with respect to some Company Software Products. The Company began deploying Year 2000 releases of Company Software Products in 1998 and expects to complete deployment of such releases during the fourth quarter of 1999. The Company continues to test and monitor performance of Year 2000 releases of Company Software Products in customer environments. The Company expects to deliver and deploy maintenance releases of Company Software Products in the ordinary course of business to remediate any Year 2000 Issues identified during and after deployment of Year 2000 releases of Company Software Products. Based on the Company's assessment, the Company believes continuing efforts will be required to assist customers in deploying and testing Year 2000 releases of Company Software Products in their unique environments. The Company expects an increase in service and support effort levels as the year 2000 approaches and into the early months of the year 2000.

The Company develops, markets and supports many different products, and the amount of effort applied with respect to individual products varies from product to product. The Company estimates that as of September 30, 1999 it had completed more than 99% of the development efforts relating to Year 2000 versions of all of the Company Software Products, including 100% of such efforts related to EDiX. The projects comprising the remaining less than 1% of these efforts are in process and expected to be substantially completed in the fourth quarter of 1999. The Company estimates that as of September 30, 1999, it had completed approximately 94% of the deployment efforts relating to Year 2000 versions of all Company Software Products, including 81% of deployment efforts related to EDiX's products. The projects comprising the remaining 6% of these efforts are in process and are expected to be substantially completed in the fourth quarter of 1999, but the Company expects to continue efforts to remediate and maintain Year 2000 versions of Company Software Products in customer environments and to support customers' efforts relating to Year 2000 Issues through the early part of 2000.

The Company is currently engaged in ongoing contingency planning to address company-wide personnel, resource, technical and communication issues relating to its service and remediation efforts. The Company expects that its development, remediation, testing, deployment and contingency planning efforts with respect to Company Software Products will continue up to and beyond December 31, 1999, but expects the level of development and deployment will decrease in the fourth quarter of 1999.

CONTINGENCY PLANS AND RISKS. The Company will continue its ongoing efforts to comprehensively analyze company-wide operational, business and financial problems (including possible loss of revenue), if any, that would be reasonably likely to result from the impact of unresolved Year 2000 Issues, including possible: (i) failure by the Company and vendors of Third Party Products to complete efforts to avoid or minimize Year 2000 Issues on a timely basis, including failure of Internal Use Systems, Company Software Products and Third Party Products to be Year 2000 ready; (ii) failure of Customers to be ready to or cooperate in the deployment of Year 2000 ready versions of Company Software Products and Third Party Products on a timely basis; (iii) delay, deferral or cancellation by customers of current installations and prospective purchase decisions with respect to Company Software Products; and (iv) failure of communicating infrastructures, including communications and transportation. The Company's contingency plans relating to Year 2000 scenarios encompass "worst case" scenarios that assume the failure of some but not all significant communications and computing infrastructures of the Company, its customers and suppliers, together with failures of governmental and utility infrastructures, including those related to transportation and energy.

COSTS
The Company estimates that the cost of its efforts to successfully address Year 2000 Issues will be approximately $17.7 million, of which approximately $5.4 million relates to Internal Use Systems, $0.6 million relates to EDiX, and $12.3 million relates to Company Software Products. Because the Company develops, markets, and supports many different products, the amount of effort applied with respect to individual products varies from product to product. All expenditures to fund Year 2000 Issue efforts have been and will continue to be recognized as operating expenses for fiscal years 1997 through early 2000, except for $0.7 million, which is expected to be incurred and capitalized in 1999. As of September 30, 1999, the Company had incurred approximately $15.3 million related to its Year 2000 Issue assessment, remediation, testing, and contingency planning efforts identification, which is approximately 86% of the total projected costs of such efforts. Of the amount of costs incurred as of September 30, 1999, approximately $4.3 million relates to Internal Use Systems, which is approximately 81% of the total of estimated costs for such efforts, and $10.0 million relates to Company Software Products, which is approximately 89% of the total of estimated costs for such efforts.

Unless all material Year 2000 Issues are timely and properly identified, assessed, and remediated, and unless adequate contingency plans are properly formulated and executed, Year 2000 Issues may materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, suppliers or others. The Company believes that Year 2000 Issues could cause failures in important elements of the computing and communications infrastructures of the Company, its customers and suppliers and also Company Software Products and Third Party Products. Further, the Company expects that it and its customers and suppliers may experience failures of such systems the causes of which will be difficult to determine, requiring the application of resources for diagnostic purposes. If the Company has not developed adequate contingency plans and means to address such contingencies, Year 2000 Issues could materially adversely impact the Company's business, financial condition and results of operations, or adversely affect the Company's relationships with customers, suppliers or others.

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

IDX May Have Conflicts of Interests With Some of its Executives Which May Adversely Affect IDX. Richard E. Tarrant, Chief Executive Officer and Director, and Robert H. Hoehl, Chairman of the Board of Directors, indirectly own, through various entities, real estate which IDX leases in connection with its operations. During 1998, IDX paid an aggregate of approximately $4.2 million in connection with these leases. In November 1998, IDX announced tentative plans to expand one of its facilities located on land owned by these executives. The Company is in the final stages of such plans but has not yet made any commitments to execute such plans.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On June 11, 1999, a lawsuit was served on the Company. Eleven other companies engaged in various aspects of the healthcare information systems business have also been sued in the same lawsuit. The lawsuit was brought in the United States District Court for the Northern District of Texas Fort Worth Division and is entitled Allcare Health Management System, Inc. v. Cerner Corporation, et al., and claims damages for patent infringement. The Company is investigating the claims made in the lawsuit and has responded accordingly. Based upon investigation to date, the Company believes the lawsuit is without merit and intends to vigorously defend against it.

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

                                         IDX SYSTEMS CORPORATION


Date: November 12, 1999                  By: /s/ John A. Kane
                                             ----------------------------------
                                             John A. Kane,
                                             Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:




Exhibit No.      Description                                               Page
-----------      -----------                                               ----

99A              Sample Indemnification Agreement signed                   25
                 by all Directors and Officers as of
                 September 13, 1999

99B              Amendment to Amended and Restated Consulting/             34
                 Employment Agreement dated as of
                 February 16, 1999

99C              Third Amendment to Amended and Restated Consulting/       39
                 Employment Agreement dated as of August 1, 1999

27               Financial Data Schedule                                   41

                                                                    EXHIBIT 99A

                            INDEMNIFICATION AGREEMENT


         This Agreement is made as of the 13th day of September 1999, by and between IDX Systems Corporation, a Vermont corporation (the "Corporation), and the individual who executes this Agreement as "Indemnitee" below (the "Indemnitee"), a director or officer of the Corporation.

         WHEREAS, it is essential to the Corporation to retain and attract as directors and officers the most capable persons available, and

         WHEREAS, it is now and has always been the express policy of the Corporation to indemnify its directors and officers so as to provide them with the maximum possible protection permitted by law; and

         WHEREAS, Indemnitee does not regard the protection available under the Corporation's Articles of Incorporation and insurance as adequate in the present circumstances, and may not be willing to serve as a director or officer without adequate protection; and

         WHEREAS, the Corporation desires Indemnitee to serve as a director or officer of the Corporation.

         NOW THEREFORE, the Corporation and Indemnitee do hereby agree as follows:

         1.       Agreement to Serve.

         Indemnitee agrees to serve or continue to serve as a director or officer of the Corporation so long as he or she is duly elected or appointed or until such time as he or she tenders his or her resignation in writing or the Corporation terminates its relationship with him or her.

         2.       Definitions.

         As used in this Agreement:

                  (a) The term "Proceeding" means any threatened, pending or completed action, suit, or proceeding, whether civil, criminal, administrative or investigative, and whether formal or informal, and shall include suits brought by or on behalf of the Corporation, derivatively or otherwise, and all appeals in connection with any action, suit or proceeding.

                  (b) "Official Capacity" means: (i) with respect to a director of the Corporation, the office of director of the Corporation; (ii) with respect to an officer of the Corporation, the office held by the officer.

                  (c) "Expenses" means the reasonable costs incurred in connection with a Proceeding, and shall include (without limitation) reasonable attorneys' fees, retainers, court costs, transcript costs, fees of experts, fees of investigators, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and other disbursements or expenses of the types customarily incurred in connection with a Proceeding, but shall not include the amount of judgment or Fines incurred by Indemnitee or amounts paid to settle a proceeding.

                  (d) "Other  Capacity"  means all employment of the director by
(or agency relationship of the director with) the Corporation, and all actions taken or omitted and all services provided by the director to, for the benefit of, or on behalf of, the Corporation, including any directorship, office, employment, or agency relationship undertaken, or services provided, by Indemnitee in connection with a Nominee Entity, provided, however, that an Other Capacity shall not include an Official Capacity.

                  (e) "Nominee Entity" means any entity other than the Corporation, including any foreign or domestic corporation, partnership, joint venture, trust, or employee benefit plan, for which the Indemnitee is or was serving at the Corporation's request. The Indemnitee is serving an employee benefit plan at the Corporation's request if the Indemnitee's duties to the Corporation also impose duties on, or otherwise involve services by, the Indemnitee to the plan or its participants or beneficiaries.

                  (f) "Fines" means fines and penalties, and shall include any excise tax assessed with respect to any employee benefit plan.

                  (g) "Special Legal Counsel" means counsel that has never been an employee of the Corporation and who has not, and whose firm has not, performed legal services for the Corporation pertaining to the matter for which indemnification is sought for a period of at least two years before retention as special counsel.

         3.       Indemnification in Third-Party Proceedings.

                  (a) The Corporation shall indemnify and hold harmless Indemnitee in connection with any Proceeding (other than a Proceeding by or in the right of the Corporation to procure a judgment in its favor) because of his or her Official Capacity or because of any action alleged to have been taken or omitted in connection therewith, against all Expenses, judgments, or Fines actually incurred by Indemnitee or on his or her behalf in connection with such Proceeding, if: (i) the Indemnitee acted in good faith; (ii) the Indemnitee reasonably believed his or her conduct was in the Corporation's best interest; and (iii) in the case of any Proceeding brought by a governmental entity, the Indemnitee had no reasonable cause to believe that his or her conduct was unlawful, and the Indemnitee is not finally found to have engaged in a reckless or intentional unlawful act. The Corporation shall not indemnify Indemnitee for Expenses, judgments, or Fines under this Paragraph 3(a) in connection with a Proceeding as to which Indemnitee is adjudged liable on the basis that a personal benefit was improperly received by the Indemnitee.


                  (b) The Corporation shall indemnify and hold harmless the Indemnitee in connection with any Proceeding (other than a Proceeding by or in the right of the Corporation to procure a judgment in its favor) because of his or her Other Capacity or any action or omission alleged to have been taken or omitted in connection therewith, against all Expenses, judgments or Fines incurred by or on behalf of Indemnitee, if: (i) the Indemnitee acted in good faith; (ii) the Indemnitee reasonably believed that his or her conduct was not opposed to the Corporation's best interest (Indemnitee's conduct with respect to an employee benefit plan for a purpose Indemnitee reasonably believed to be in the interests of the participants in and beneficiaries of the plan satisfies this requirement); and (iii) in the case of any Proceeding brought by a governmental entity, the Indemnitee had no reasonable cause to believe that his or her conduct was unlawful, and Indemnitee is not found to have engaged in a reckless or intentional unlawful act. The Corporation shall not indemnify Indemnitee for Expenses, judgments, or Fines under this Paragraph 3(b) in connection with a Proceeding as to which Indemnitee is adjudged liable on the basis that a personal benefit was improperly received by the Indemnitee.

                  (c) The termination of any Proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere (or similar plea) shall not, of itself, create a presumption that Indemnitee did not act in good faith and in a manner which he or she reasonably believed to be in the best interests of the Corporation, or not opposed to the best interests of the Corporation, or that Indemnitee had reasonable cause to believe that his or her conduct was unlawful.

                  (d) If Indemnitee is not otherwise entitled under this Paragraph 3 to indemnification of some or all Expenses incurred by or on behalf of Indemnitee in connection with a Proceeding (other than a Proceeding by or in the right of the Corporation for a judgment in its favor), the Corporation shall in any event indemnify and hold harmless Indemnitee for such Expenses if a court of competent jurisdiction determines that Indemnitee is, in view of all of the circumstances, fairly and reasonably entitled to indemnification.

         4.   Indemnification   in  Proceedings  by  or  in  the  Right  of  the
Corporation.

                  (a)  The   Corporation   shall  indemnify  and  hold  harmless
Indemnitee in connection with any Proceeding by or in the right of the Corporation to procure a judgment in its favor because of his or her Official Capacity or because of any action alleged to have been taken or omitted in connection therewith, against all Expenses incurred by Indemnitee or on his or her behalf in connection with such Proceeding, if he or she acted in good faith and in a manner which he or she reasonably believed to be in the best interests of the Corporation, and if he or she is not adjudged in connection with such Proceeding to have improperly received a personal benefit.

                  (b)  The   Corporation   shall  indemnify  and  hold  harmless
Indemnitee in connection with any Proceeding by or in the right of the Corporation to procure a judgment in its favor because of his or her Other Capacity or because of any action alleged to have been taken or omitted in connection therewith, against all Expenses incurred by Indemnitee or on his or her behalf in connection with such Proceeding, if he or she acted in good faith and in a manner in which he or she reasonably believed was not opposed to the best interests of the Corporation, and if he or she is not adjudged in connection with such Proceeding to have improperly received a personal benefit.

                  (c) The Corporation shall not indemnify Indemnitee for any judgment against Indemnitee in a Proceeding by or in the right of the Corporation for a judgment in its favor.

                  (d) If Indemnitee is not otherwise entitled under this Paragraph 4 to indemnification of some or all Expenses incurred by or on behalf of Indemnitee in connection with a Proceeding by or in the right of the Corporation for a judgment in its favor, the Corporation shall in any event indemnify and hold harmless Indemnitee for such Expenses if a court of competent jurisdiction determines that Indemnitee is, in view of all of the circumstances, fairly and reasonably entitled to indemnification.

         5.       Exceptions to Right of Indemnification.

         Notwithstanding anything to the contrary in this Agreement: (a) except as set forth in Paragraph 11, the Corporation shall not indemnify the Indemnitee in connection with a Proceeding (or part thereof) initiated by the Indemnitee unless the initiation thereof was approved by the Board of Directors of the Corporation; and (b) the Corporation shall not indemnify the Indemnitee to the extent the Indemnitee has been reimbursed from the proceeds of insurance. In the event the Corporation makes any indemnification payments to the Indemnitee and the Indemnitee is subsequently reimbursed from the proceeds of insurance, the Indemnitee shall promptly refund such indemnification payments to the Corporation to the extent of such insurance reimbursement.

         6.       Indemnification of Expenses of Successful Party.

         Notwithstanding anything to the contrary in this Agreement, to the extent that Indemnitee has been successful, on the merits or otherwise, in defense of any Proceeding or in defense of any claim, issue or matter therein, made because of Indemnitee's Official Capacity or Other Capacity or any action or omission in connection herewith, Indemnitee shall be indemnified against all Expenses incurred by him or her on his or her behalf in connection therewith. Without limiting the foregoing, if any Proceeding or any claim, issue or matter therein is disposed of, on the merits or otherwise (including a disposition without prejudice), without (i) the disposition being adverse to the Indemnitee,
(ii) an adjudication that the Indemnitee was liable to the Corporation, (iii) a plea of guilty or nolo contendere by the Indemnitee, (iv) an adjudication that the Indemnitee did not act in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and (v) with respect to any criminal proceeding, an adjudication that the Indemnitee had reasonable cause to believe his or her conduct was unlawful, the Indemnitee shall be considered for the purposes hereof to have been wholly successful with respect thereto.


         7.       Notification and Defense of Claim.

                  (a) As a condition precedent to his or her right to be indemnified, the Indemnitee must notify the Corporation in writing as soon as reasonably practicable of any Proceeding for which indemnity will or could be sought by him or her and provide the Corporation with a copy of any summons, request for information, notice of formal or informal investigation or inquiry, citation, subpoena, complaint, indictment, information or other document relating to such Proceeding with which he or she is served.

                  (b) With respect to any Proceeding (other than a Proceeding by or in the right of the Corporation to procure a judgment in its favor) of which the Corporation is so notified, the Corporation shall be entitled to participate therein at its own expense and/or to assume the defense thereof at its own expense. After notice from the Corporation to the Indemnitee of its election so to assume such defense, the Corporation shall not be liable to the Indemnitee for any legal or other expenses subsequently incurred by the Indemnitee in connection with such claim, other than as provided below in this Paragraph 7.

                  (c) The Indemnitee shall have the right to employ his or her own counsel in connection with a Proceeding as to which the Corporation has assumed the defense of Indemnitee, but the Expenses in connection with such counsel incurred after notice from the Corporation of its assumption of the defense shall not be at the expense of the Corporation, and shall be at the expense of the Indemnitee, unless (i) the employment of counsel by the Indemnitee has been authorized by the Corporation, (ii) there is a material conflict of interest between the Corporation and the Indemnitee in the conduct of the defense of such action or (iii) the Corporation does not in fact employ counsel to assume the defense of such action.

         8.       Advancement of Expenses.

         Subject to Paragraph 10, in the event that the Corporation does not assume the defense of a Proceeding pursuant to Paragraph 7 it shall advance all Expenses incurred by or on behalf of the Indemnitee in connection with a Proceeding as to which indemnification may be due pursuant to Paragraphs 3 or 4, prior to the final disposition of such matter, upon: (i) receipt of (a) a written affirmation of the Indemnitee's good faith belief that he or she met the standard of conduct required by Paragraph 3 or 4 hereof, and (b) an undertaking by or on behalf of Indemnitee to repay all amounts so advanced in the event that it shall ultimately be determined that the Indemnitee is not entitled to be indemnified by the Corporation; and (ii) a determination pursuant to Paragraph 9 that the facts then known to those making the determination would not preclude indemnification under applicable law. The undertaking required by this paragraph shall be an unlimited general obligation of the Indemnitee, but need not be secured and shall be accepted without reference to Indemnitee's financial ability to make repayment. The Corporation shall in good faith seek to settle or otherwise compromise, on behalf of Indemnitee and at the Corporation's expense, all claims (other than claims by or in the right of the Corporation for a judgment in its favor) as to which advancement of Expenses is required under this Agreement.


9.       Procedure for Indemnification.

                  (a) In order to obtain indemnification or advancement of Expenses pursuant to Paragraphs 3, 4, 6 or 8 of this Agreement, Indemnitee shall submit to the Corporation a written request, including in such request such documentation and information as is reasonably available to Indemnitee and is reasonably necessary to determine whether and to what extent Indemnitee is entitled to indemnification or advancement of Expenses. The Corporation shall make payment within 30 days after receipt by the Corporation of a written request for indemnification to which Indemnitee is entitled under Paragraph 6 of this Agreement.

                  (b) The Corporation shall use its best efforts to make any determination referred to in Paragraphs 3, 4 or 8 within fifteen (15) days of receipt of any request for advancement of Expenses or indemnification pursuant to such Paragraphs. Any such indemnification or advancement shall be made promptly, and in any event within 30 days after receipt by the Corporation of the written request of the Indemnitee, unless with respect to such a request the Corporation determines within such 30 day period that it is unable to make a determination required by such Paragraphs as a condition to indemnification or advancement. Such determination shall be made in each instance by (a) a majority vote of a quorum of the directors of the Corporation consisting of persons who are not at that time parties to the Proceeding ("disinterested directors"), (b) if a quorum cannot be obtained under clause (a), a majority vote of a quorum of a committee duly designated by the board of directors (in which designation directors who are parties may participate), consisting solely of two or more directors who are not parties to the Proceeding, (c) by written opinion of Special Legal Counsel selected by the board of directors or its committee in the manner prescribed in clauses (a) or (b), or if a quorum of the board of directors cannot be obtained as set forth in clause (a) and a committee cannot be designated as set forth in clause (b), selected by a majority vote of the full board of directors (in which selection directors who are parties may participate), or (d) by the shareholders, but shares owned by or voted under the control of directors who are at the time parties to the Proceeding may not be voted on the determination.

         10.      Remedies.

                  (a) The rights to indemnification or advancement provided by this Agreement shall be enforceable by the Indemnitee in any court of competent jurisdiction if the Corporation denies a request for indemnification or advancement, in whole or in part, or if no disposition of a request for indemnification or advancement is made within the 30-day period referred to above in Paragraph 9(b).

                  (b) Unless otherwise required by law, the burden of proving that Indemnitee is not entitled to indemnification, advancement, or to be held harmless shall be on the Corporation. In the event that any action to enforce rights to advancement of Expenses is filed in a court, the parties shall stipulate: (i) that the question of Indemnitee's right to advancement of Expenses during the pendency of the action to enforce such rights to advancement is appropriate for resolution by preliminary injunction; (ii) that the question whether such a preliminary injunction should issue shall be made on the basis of Indemnitee's affirmation, and the facts then known to the parties without discovery except as to the basis for factual assertions of the Corporation; (iii) that Indemnitee shall be irreparably harmed if advancement is not promptly made; and (iv) that Indemnitee shall not be required to post any bond or other security in connection with such preliminary injunction. Neither the failure of the Corporation to have made a determination (nor an actual determination by the Corporation) pursuant to Paragraph 9 shall create a presumption or be admissible as evidence that Indemnitee is not entitled to advancement or indemnification. Indemnitee's Expenses in connection with successfully establishing his right to indemnification, advancement, or to be held harmless, in whole or in part, shall be paid by the Corporation.

         11.      Partial Indemnification and Contributions.

                  (a) If Indemnitee is entitled under any provision of this Agreement to be indemnified or held harmless by the Corporation for some portion of Expenses, judgments, or Fines incurred by or on behalf of Indemnitee in connection with any Proceeding, but not for the total amount thereof, the Corporation shall nevertheless indemnify and hold harmless Indemnitee for the portion of such Expenses, judgments, or Fines to which Indemnitee is entitled. In making any allocation of Expenses, judgments or Fines between matters that are covered or not covered under any provision of this Agreement, the Corporation shall indemnify, advance or hold harmless Indemnitee for all Expenses, judgments, or Fines incurred by or on behalf of Indemnitee in connection with matters covered by this Agreement, and shall not indemnify, advance or hold harmless Indemnitee for Expenses, Judgments or Fines that would not have been incurred absent the pendency of uncovered matters.

                  (b) In the event that Indemnitee and the Corporation are jointly liable for any judgment or Fines in connection with a Proceeding (or would be jointly liable if joined in the Proceeding), and Indemnitee is not entitled to be indemnified or held harmless pursuant to Paragraphs 3, 4 or 8, then the Corporation shall pay or contribute to, to the extent it is permitted by law to do so, all Expenses, judgments, Fines otherwise due from the Indemnitee in such proportion as is appropriate to reflect the greater of (i) the relative benefits received by the Corporation (on the one hand) and the Indemnitee (on the other hand) from the matters from which the Proceeding arose, or (ii) the relative fault of the Corporation in connection with matters from which the Proceeding arose. The relative fault of the Corporation on the (on the one hand) and of the Indemnitee (on the other hand) shall be determined by reference to, among other things, the parties' relative intent, knowledge, access to information, and opportunity to correct or prevent the matters from with the Proceeding arose. The parties acknowledge and agree that it would not be just and equitable if contribution pursuant to this Paragraph 11 were determined by pro rata allocation or any other method of allocation that does not take account of the foregoing equitable considerations.

         12.      Subrogation.

         In the event of any payment under this Agreement, the Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and take all action necessary to secure such rights, including execution of such documents as are necessary to enable the Corporation to bring suit to enforce such rights.


         13.      Term of Agreement.

         This Agreement shall apply with respect to all Proceedings covered hereby regardless of whether the acts or omissions complained of in such a Proceeding occurred or allegedly occurred before or after the date of this Agreement. All agreements and obligations of the Corporation contained herein shall continue during the period the Indemnitee is a director, officer, employee, or agent of the Corporation (or is serving at the request of the Corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise) and shall continue thereafter for so long as the Indemnitee may be subject to any possible, contemplated, or actual Proceeding.

         14.      Indemnification Hereunder Not Exclusive.

         The indemnification and advancement of Expenses provided by this Agreement shall not be deemed exclusive or any other rights to which Indemnitee may be entitled under the Second Amended and Restated Articles of Incorporation, as may be amended from time to time, Articles of the Bylaws, any agreement, any vote of stockholders of disinterested directors, the Vermont Business Corporation Law, any other law (common or statutory), or otherwise, both as to action in his or her Official Capacity or Other Capacity. Nothing contained in this Agreement shall be deemed to prohibit the Corporation from purchasing and maintaining insurance, at its expense, to protect itself or the Indemnitee against any expense, liability or loss incurred by it or the Indemnitee in any such capacity, or arising out of his or her status as such, whether or not the Indemnitee would be indemnified against such expense, liability or loss under this Agreement; provided the Corporation shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment under any insurance policy, contract, agreement or otherwise.

         15.      No Special Rights.

         Nothing herein shall confer upon Indemnitee any right to continue to serve as an officer or director of the Corporation for any period of time or at any particular rate of compensation.

         16.      Savings Clause.

         If this Agreement or any portion thereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify Indemnitee as to Expenses, judgments, and Fines paid in settlement with respect to any Proceeding to the full extent permitted by any applicable portion of this Agreement that shall not have bee invalidated and to the fullest extent permitted by applicable law.


         17.      Counterparts.

         This Agreement may be executed in any number of counterparts, each of which shall constitute the original.

         18.      Successors and Assigns.

         This Agreement shall be binding upon the Corporation and its successors and assigns and shall inure to the benefits of the estate, heirs, executors, administrators and personal representatives of Indemnitee.

         19.      Headings.

         The headings of the paragraphs of this Agreement are inserted for convenience only and shall not be deemed to constitute part of this Agreement or to affect the construction thereof.

         20.      Modification and Waiver.

         This Agreement may be amended from time to time to reflect changes in Vermont law or for other reasons. No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof nor shall any such waiver constitute a continuing waiver.

         21.      Notices.

         All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been given (i) when delivered by hand or (ii) if mailed by certified or registered mail with postage prepaid, on the third day after the date on which it is so mailed:

                To the Indemnitee addressed as follows:

                ====================================
                ====================================
                ====================================
                ====================================


                To the Corporation addressed as follows:

                IDX Systems Corporation
                1400 Shelburne Road
                South Burlington, Vermont 05402-1022
                Attention:  President

                With a copy to:

                General Counsel
                IDX Systems Corporation
                1400 Shelburne Road
                South Burlington, Vermont 05402-1022

or to such other address as may have been furnished in writing to Indemnitee by the Corporation or to the Corporation by Indemnitee.

         22.      Applicable Law.

         This Agreement shall be governed by and construed in accordance with the laws of the State of Vermont.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.


IDX SYSTEMS CORPORATION                     Indemnitee:



By:____________________________________     ____________________________________
  [Signature of IDX authorized officer]     [Signature of Indemnitee]


Print Name:                                 Print Name:


Title:
      -------------------------

                                                                    EXHIBIT 99B

                        AMENDMENT TO AMENDED AND RESTATED
                         CONSULTING/EMPLOYMENT AGREEMENT

         This  amendment is entered  into as of the 16th of February,  1999 (the

"Effective Date"), by and between IDX Systems Corporation, a Vermont corporation with its principal place of business at 1400 Shelburne Road, Burlington, Vermont

05402-1070 (the  "Corporation"),  and Henry M. Tufo, M.D. of Hinesburg,  Vermont

(the "Employee).

         This amendment amends the  Consulting/Employment  Agreement  originally entered  into by and between the  Corporation,  the  Employee,  and the Majority

Shareholders on February 1, 1995, and amended and restated on March 7, 1995 (the

"Agreement").

         In consideration of the covenants set forth herein, the parties,

intending to be bound, agree as follows:

         1. Paragraph 1 shall cease to be effective as of the Effective Date and from and after the Effective Date, the following shall apply:

         The Corporation agrees to employ the Employee as Executive Vice President from the Effective Date until June 30, 1999, and Employee agrees to serve as such, subject to the terms and conditions of the Agreement and this Amendment. As Executive Vice President, Employee will continue to work from his current office with his current staff to enable him to perform his duties. Thereafter, Employee agrees to serve as a consultant to the Corporation until June 30, 2000, subject to the terms and conditions of the Agreement and this Amendment. The Corporation will provide Employee with reasonable facilities and staff to enable him to provide consulting services to the Corporation, including reasonable office space, a computer, a secretary and electronic mail.

         2. Paragraph 2 shall cease to be effective as of the Effective Date and from and after the Effective Date, the following shall apply:

         Employee's duties and responsibilities as an Executive Vice President shall be as described in Attachment A, and his duties as a consultant shall be in the areas of Internet activities related to medical and clinical practice, key customer issues, organizational design and measures, key strategies or other areas consistent with his fields of expertise and background, as assigned by the Chief Executive Officer of the Corporation. Employee shall be available for approximately one hundred twenty (120) hours of service per month. If the Corporation does not assign tasks sufficient to require one hundred twenty (120) hours of service per month, the Employee shall nevertheless be entitled to receive the compensation set forth in Paragraph 3 as if he had performed such services.

         3. Paragraph 3 shall cease to be effective as of the Effective Date and from and after the Effective Date, the following shall apply:

          The  Corporation   shall  compensate  the  Employee  as  set  forth
          in Attachment A to this Amendment.

         4. Paragraph 4 shall cease to be effective as of the Effective Date and from and after the Effective Date, the following shall apply:

          Employer shall furnish to Employee the benefits described in Attachment A from and after the Effective Date.

          5. Paragraphs 5 and 6 shall cease to be effective as of the Effective

Date and shall be replaced with the following:

          Either party may terminate this Agreement for any reason and at any time upon ten (10) days written notice. However, if the Corporation terminates this Agreement prior to June 30, 2000 for any reason other than (a) fraud committed by the Employee, (b) criminal conduct by the Employee, or (c) continued gross failure of Employee to perform adequately his duties under this Agreement when measured against mutually agreed on written performance goals and improvement plan (unless because of disability as defined in the IDX employee guide), the Employee and the Corporation agree that damages would be difficult to calculate and therefore the Corporation shall pay to Employee, as liquidated damages, and not as a penalty, the following: (x) the compensation due to Employee as if Employee's services had continued until June 30, 2000, plus (y) an amount equal to the difference between the market price of IDX Common Stock on the date of termination and the exercise price for all unexercised options granted to Employee that would have become exercisable on or before June 30, 2000. Upon payment of such liquidated damages, the Corporation shall have no further liability to Employee under this Agreement.
          A summary of all unexercised options granted to Employee as of the Effective Date that are scheduled to become exercisable before June 30, 2000 is set forth in Attachment A.

          6. Paragraph 8 shall be amended by deleting  "provided,  however,

that this Agreement shall  thereafter be considered  automatically  renewed for successive one-year  periods if not  terminated  by either  party by giving at least twelve(12)  months'  advance  written  notice of the intent  not to renew."  The last sentence of Paragraph 8 shall cease to be effective from and after the Effective Date.

          7.  Paragraph  15 shall cease to be  effective  from and after

July 1, 1999.

          8.  Paragraph 16 shall be amended by inserting  the  following after the first sentence:

         Notwithstanding anything to the contrary, the "Noncompetition Period" referred to in Section 5 ("Covenant Not to Compete") of Exhibit A of the Agreement shall begin on the date the Agreement terminates and continue for twelve (12) months thereafter.

         IN WITNESS WHEREOF the parties have set their hands as of the day and year first written above.

                                            IDX SYSTEMS CORPORATION



                                            By:/s/ Richard E. Tarrant
                                               -------------------------------
                                               Its Duly Authorized Agent



                                               /s/ Henry M. Tufo
                                               ------------------------------
                                               Henry M. Tufo, M.D.


THE FOLLOWING PERSONS HAVE PERSONS HAVE SIGNED BELOW FOR THE SOLE PURPOSE OF INDICATING THEIR CONSENT TO THE TERMS OF THIS AMENDMENT.



/s/ Richard E. Tarrant
-----------------------------------
Richard E. Tarrant


/s/ Robert H. Hoehl
-----------------------------------
Robert H. Hoehl

                                  ATTACHMENT A

                         EXECUTIVE VICE PRESIDENT DUTIES
                  (AS ASSIGNED BY THE CHIEF EXECUTIVE OFFICERS)


                  o        Management transition issues

                  o Internet activities related to medical and clinical practice

                  o        Key customer issues

                  o        Organizational design and measures

                  o        Key  strategies  and  other  areas   consistent  with
                           Employee's field of expertise.


                                  COMPENSATION


AS EXECUTIVE VICE PRESIDENT

                  o Salary at the rate of $300,000.00 per annum, payable semi-monthly
                  o Bonus similar to that of other senior management, payable for that portion of the year Employee serves as Executive Vice President
                  o Standard company benefits. Stock options shall not be granted to Employee.


AS CONSULTANT

                  o $400,000.00 for services provided between 7/1/99 and 6/30/00, payable semi-monthly

                    Options Summary as of the Effective Date
-------------- ------------------- -------------- ----------------- ------------
Option No.     Grant Date          Granted        Full Vest         Exercisable
-------------- ------------------- -------------- ----------------- ------------
-------------- ------------------- -------------- ----------------- ------------
000566         5/1/97              1808           5/1/98            1808
-------------- ------------------- -------------- ----------------- ------------
-------------- ------------------- -------------- ----------------- ------------
000566         5/1/97              1808           5/1/99            0
-------------- ------------------- -------------- ----------------- ------------
-------------- ------------------- -------------- ----------------- ------------
000566         5/1/97              1808           5/1/00            0
-------------- ------------------- -------------- ----------------- ------------
-------------- ------------------- -------------- ----------------- ------------
000567         5/1/97              1808           2/13/98           1808
-------------- ------------------- -------------- ----------------- ------------
-------------- ------------------- -------------- ----------------- ------------
000567         5/1/97              1808           5/1/05*           0
-------------- ------------------- -------------- ----------------- ------------
-------------- ------------------- -------------- ----------------- ------------
000567         5/1/97              1808           5/1/05*           0
-------------- ------------------- -------------- ----------------- ------------
-------------- ------------------- -------------- ----------------- ------------
000810         11/24/97            3050           11/24/98          3050
-------------- ------------------- -------------- ----------------- ------------
-------------- ------------------- -------------- ----------------- ------------
000810         11/24/97            3050           11/24/99          0
-------------- ------------------- -------------- ----------------- ------------

------------------------
* While the exercise date for these options is beyond June 30, 2000, these options are included in the summary since Employee may become entitled to exercise these options in 1999 and 2000 if the Corporation meets certain goals for 1998 and 1999, respectively. If the Corporation does not meet such goals for those years, these options would not become exercisable until 5/1/05, and Employee would not receive the amount described in paragraph 5(y) for those options.

                                                                    EXHIBIT 99C

                     THIRD AMENDMENT TO AMENDED AND RESTATED
                         CONSULTING/EMPLOYMENT AGREEMENT

         This  amendment  is  entered  into as of the 1st of  August,  1999 (the

"Effective Date"), by and between IDX Systems Corporation, a Vermont corporation with its principal place of business at 1400 Shelburne Road, Burlington, Vermont

05402-1070 (the  "Corporation"),  and Henry M. Tufo, M.D. of Hinesburg,  Vermont

(the "Employee).

         This amendment amends the  Consulting/Employment  Agreement  originally entered  into by and between the  Corporation,  the  Employee,  and the Majority

Shareholders on February 1, 1995, and amended and restated on March 7, 1995, and further amended on February 16, 1999 (the "Agreement").

         In consideration of the covenants set forth herein, the parties,

intending to be bound, agree as follows:

          1.       Paragraph 1 shall be amended by inserting after the sentence reading "As Executive Vice President, Employee  will  continue  to work from his current  office with his current staff to enable him to perform his duties."

the following new language:

         Beginning July 1, 1999, Employee shall serve as Executive Vice President on a month-to-month basis. Either party may terminate Employee's employment as Executive Vice President by providing at least ten (10) days written notice to the other prior to the end of any calendar month. The giving of such notice terminates employment as Executive Vice President at the end of the month in which such proper notice is given.

         2.       Attachment A to the Amendment dated February 16, 1999 shall be amended by deleting the section "Compensation" and replacing with the following:

                                  COMPENSATION

         AS EXECUTIVE VICE PRESIDENT:

              o Until June 30, 1999, salary at the rate of $300,000.00 per annum, payable semi-monthly, and bonus similar to that of other senior management, payable for the 6-month period of the year Employee serves as Executive Vice President;

               o Beginning July 1, 1999,  salary at the rate of $33,157.09 per month,  payable semi-monthly.

         AS CONSULTANT:

               o Compensation at the rate of $400,000.00 per annum, payable semi-monthly.

         3. Paragraph 4 shall be amended by adding the following new sentence:

         Effective July 1, 1999, Employer shall furnish to Employee the following benefits as long as Employee serves as Executive Vice
         President: basic life insurance/AD&D, Long Term Disability insurance, ShortTerm Disability insurance, and reimbursement for Employee's election to waive medical insurance. Employer shall also pay the appropriate payroll taxes for Medicare.

         IN WITNESS WHEREOF the parties have set their hands as of the day and year first written above.

                                            IDX SYSTEMS CORPORATION


                                            By: /s/ Robert W. Baker, Jr.
                                                -------------------------------
                                                Its Duly Authorized Agent


                                                /s/ Henry M. Tufo
                                                ------------------------------
                                                Henry M. Tufo, M.D.