Form 10-K
period 1999-12-31
IDX SYSTEMS CORP
filed 2000-03-30
CIK 1001185

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

    For The Fiscal Year Ended December 31, 1999 Commission File No. 000-26816
                           --------------------------
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

         The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $464,153,699 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 15, 2000.

         Number of shares outstanding of the registrant's class of Common Stock as of March 15, 2000: 28,011,437

         Documents incorporated by reference:
         Proxy Statement for the 2000 Annual Meeting of Stockholders--
            Part II and Part III
===============================================================================

PART I

ITEM 1.   BUSINESS

OVERVIEW

IDX is a leading provider of healthcare information solutions in the United States. IDX offers solutions including software, hardware, and related services required by physician groups, management services organizations (MSOs), hospitals, and integrated delivery networks (IDNs). IDX solutions use computer and Internet technologies to reengineer clinical, financial and administrative processes to improve healthcare efficiency and quality.

The Company operates its information systems and services business segment under the IDX(R) name, consisting of hardware sales, software licensing and related services. In October 1999, the Company announced it had organized its Internet services and content business segment, formerly referred to as IDX.com, under the name of ChannelHealth(TM), which integrates content, transactions, and information systems using Internet technology. IDX is the exclusive distributor of ChannelHealth's products and services to customers of IDX products. In April 1999, the Company acquired EDiX Corporation (formed in 1994), and the Company conducts its medical dictation and transcription services business segment under the EDiX(TM) name.

IDX solutions are packaged as the IDXtendR(TM) @ the Site Series, where the "Site" corresponds to settings across the care continuum: IDXtendR @ the Group Practice, IDXtendR @ the MSO, IDXtendR @ the Hospital (also known as "LastWord(TM)"), and IDXtendR @ the IDN. IDX's radiology and imaging products are marketed as IDXrad (TM)and the IDX Imaging Suite. The IDXtendR and radiology product lines employ relational, scalable, client/server architecture and provide both ambulatory and hospital capabilities. The EDiX(TM) line of medical dictation and transcription services are sold to IDNs, hospitals, and physician groups and employ telephone communications, a digital recording system, and a secure, centralized transcription operations hub for collection and distribution. ChannelHealth's line of Internet services are packaged as three "channels," that correspond to specialized deployments to physicians, patients, and administrators.

As of December 31, 1999, IDX's systems were deployed by approximately 118,000 physicians and were installed at over 2065 client sites, including over 265 large group practices with greater than 75 physicians, over 510 small group practices with less than 75 physicians, and more than 280 IDNs representing more than 370 hospitals.

IDX was incorporated in Vermont on June 2, 1969. IDX's executive offices are located at 1400 Shelburne Road, South Burlington, Vermont 05403 and its telephone number is (802) 862-1022.

INDUSTRY BACKGROUND

Healthcare costs in the United States have risen dramatically over the past two decades relative to the overall rate of inflation. While reimbursement for healthcare has historically been based on a fee-for-service model of payment, managed care organizations and other payors utilize alternative reimbursement models that shift the financial risk of delivering healthcare from payors to both physicians and institutional providers. The Company believes that pressures to control costs have contributed to the movement of care from more expensive inpatient settings, such as hospitals, to ambulatory settings. Further, the Company believes that ambulatory care providers, particularly physician groups, continue to deliver the majority of healthcare services, bear an increasing share of financial risk, and control a substantial portion of total healthcare resources.

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

Recently, the consolidation of physicians into larger groups has slowed. However, the Company believes that smaller physician groups will continue to form relationships to consolidate information technology and practice management functions. The Company does believe that many existing large physician groups are growing and their information technology needs are becoming increasingly complex. The Company expects the total number of IDNs to remain stable, but the Company expects existing IDNs to continue to grow by expanding their market coverage through the acquisition of hospitals and group practices, with a resulting increase in their needs for information technology integration. Management believes a key operational principle for healthcare organizations will be to control and influence the complete treatment of a patient during an episode (or entire lifetime) of care, regardless of the organization's legal structure or sources of payment for care.

The Company expects that continued growth in Internet usage will have a profound impact on healthcare for both patients and providers. While commercial health Web sites, offer consumers valuable insights and increased involvement in their own health issues, the Company believes healthcare organizations will be concerned that patients may rush to clinical judgment based on incomplete, incorrectly interpreted, or even inaccurate information. In addition, the Company believes healthcare organizations will be concerned that use of commercial health Web sites by patients will undermine the personal and local relationship between patients and physicians. The Company expects that these organizations will need to use the Internet to establish and cultivate online relationships with patients that will improve the effectiveness of healthcare they deliver and enhance physician patient relationships.

In response to the proliferation of Internet use, the "eHealth" industry is currently emerging. The Company believes information solutions vendors will significantly alter their products and services to take advantage of the eHealth opportunity, resulting in increased customer expectations for improved connectivity to partners, access to data, system reliability, and lower costs. The Company believes the broad use of Web technology presents an opportunity to benefit all constituencies in healthcare strengthening the relationship between patients and physicians, enabling physicians to improve the coordination and quality of care, and connecting healthcare organizations with trading partners to increase efficiency and save money.

The Company believes that increased consumer, government, employer, and payor awareness of the high incidence and resulting cost of medical errors will result in increased interest in clinical information systems. It has been estimated that in the U.S., between 44,000 and 98,000 unnecessary deaths result each year from errors in medical treatment, making medical errors the eighth leading cause of death, ahead of automobile accidents, breast cancer, and AIDS. Aside from human costs, the total financial cost of medical errors has been estimated at up to $8 billion per year. A significant portion of medical errors result from incorrect administration of medications - the wrong drug (often stemming from misinterpreted handwriting or medications with similar sounding names) the wrong dosage, or contraindications (unanticipated interactions) with other drugs or patient conditions that were not noted). Online information processing, specifically computerized physician ordering of medications, can decrease the incidence of adverse drug events resulting from medication errors. Overall, the Company believes that reducing medical errors will require extensive changes throughout the healthcare delivery system. The Company anticipates that increased use of information systems will be a significant factor in changing industry practices to reduce medical errors.

Healthcare organizations face increasing regulation and scrutiny by federal, regional and local authorities. Compliance with regulations governing healthcare cost reimbursement, insurance, and administration impose financial burdens on healthcare organizations. Managed care and payor rules continue to grow in number and complexity. Recently, proposed regulations published under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) have created significant operational challenges to healthcare providers and payors. The Company believes that well designed, up-to-date information solutions can play significant roles in complementing the implementation of healthcare organizations' internal compliance policies.

STRATEGY

IDX seeks to maximize value for its clients by delivering information solutions designed to improve healthcare quality, reduce healthcare costs, and improve operations. The IDX strategy includes building on its success as a leading vendor of comprehensive administrative and financial information systems and building on the reputation of its LastWord clinical product to create increased opportunities for comprehensive clinical solutions. In addition, IDX expects to increase penetration of the group practice market by combining service offerings and products to improve customers' operational processes. IDX believes that information systems can play a significant role in supporting regulatory compliance efforts of healthcare organizations and will offer products and services to address these efforts.

IDX, through ChannelHealth, provides a set of modular Internet services that integrate with the core practice management and clinical systems used by healthcare providers. IDX believes it can leverage its presence in the physician group practice and hospital markets to rapidly build a significant base for ChannelHealth's physician desktop solutions. IDX will seek to co-brand ChannelHealth's services with IDX's healthcare provider customers, leveraging strong patient-provider relationships to drive usage of ChannelHealth's Internet services. IDX believes that establishing a significant presence with ChannelHealth's Physician, Patient and eCommerce Channels will permit ChannelHealth to sell value-added products and services and capture recurring revenue from the eHealth sector, including fees from processing clinical, financial and administrative transactions.

IDX will seek to position EDiX as a vendor of comprehensive medical dictation and transcription services, on an outsourcing basis, to take advantage of opportunities where customers seek to reduce costs in non-core areas.

IDX believes that the combined strengths of IDX clinical, financial and administrative products, EDiX medical dictation and transcription services, and ChannelHealth Internet solutions will position IDX to provide high-value, comprehensive technologies to healthcare organizations, with an emphasis on clinical excellence, Internet connectivity, and support of compliance efforts.

Key elements of IDX's strategy are:

MARKET CLINICAL PRODUCTS AS COMPREHENSIVE CLINICAL SOLUTIONS. The Company offers a broad range of clinical products, including the LastWord clinical system, IDXtendR patient service applications, EDiX medical dictation and transcription services, ChannelHealth Physician Services, and IDXrad radiology information system. The Company believes these separate clinical offerings used in combination present a comprehensive solution for healthcare organizations seeking improvements in clinical care. The Company will invest in LastWord product improvements to include enhancements to ambulatory clinical workflow, nursing workflow, physician order entry, expert systems for decision support, structured text capabilities and pharmacy and medication management workflow. The Company will differentiate its clinical solutions by emphasizing the broad range of clinical functions available from the combination of its diverse offerings.

PROVIDE PRODUCTS THAT SUPPORT REGULATORY AND COMPLIANCE EFFORTS. The Company believes that information tools to support regulated customer business practices will be beneficial to customers seeking greater reliability and predictability of their business practices. The Company has invested in automated work flows, primarily in its financial and clinical products, that can be tailored by healthcare organizations to compliment their internal regulatory compliance policies and efforts. The Company will market this complementary functionality as tools to assist healthcare organizations in implementing their own regulatory compliance policies.

Key Elements of IDX's information systems and services business segment are:

CROSS SELL LASTWORD PRODUCTS TO IDXTENDR CUSTOMERS. The Company will continue investments in the integration of the ambulatory and acute care components of IDXtendR and LastWord to meet IDN enterprise requirements for clinical and administrative processes that span complex healthcare enterprises. The Company believes that market acceptance of LastWord will provide opportunities to expand its market position in the IDN market. The Company expects its relationships with prestigious medical groups and academic medical practices that are affiliated with hospitals will enhance opportunities to cross sell LastWord enterprise functionality.

EXPAND MEDICAL GROUP PRACTICE MARKET SHARE. The Company will seek to enhance its current large group practice and academic practice market leadership by increasing sales efforts in the smaller and midsized group practice market. In addition, the Company expects to market a combination of group practice products and consulting services as combined solutions or "programs" to address the needs of the group practice market to continue to achieve efficiency and reduce costs. IDX expects to design programs to deliver solutions to administrative problems involving patient flow, financial flow, and decision support. IDX plans to incorporate consulting services to measure organizational and solution performance against industry best practices will be incorporated into these programs. ChannelHealth will incorporate physician and business services into the core practice management offerings. By emphasizing integration among LastWord, IDXtendR, and IDXrad, the Company expects to target independent imaging centers and group practices with large radiology components.

ACCELERATE DELIVERY OF PRODUCTS AND SERVICES. Increasingly competitive pressures on healthcare organizations are creating a need for a faster return on investment in information solutions. At the same time, customers are responding to the increasing complexity of information technology with requests for more consultative assistance in the area of systems implementations. To address these needs, the Company has developed an improved implementation process called "IDXpedite" which uses a consultative process to align prioritized business objectives directly to system functionality. Through detailed project scoping, consultation, and the use of prototypes in the design phase, IDXpedite will allow customers to go live on key functionality more quickly and reduce overall implementation time.


Key elements of IDX's Internet services and content business segment are:

MARKET A COMPREHENSIVE EHEALTH SOLUTION. The Company believes that to take advantage of Internet capability, a comprehensive healthcare information system must access the essential financial, clinical, and administrative data residing in practice management and clinical systems. Through enabling technologies, IDX will provide the essential "backbone" to bring data from both IDX and non-IDX systems to a single, integrated Web desktop. The Company will market its systems such as LastWord and IDXtendR, together with ChannelHealth's desktop services as a physician desktop that integrates essential medical workflow and a broad range of content and transactions.

PRODUCTS AND SERVICES

IDX offers a comprehensive suite of information technology solutions to help healthcare organizations improve the quality and reduce the cost of care delivery. The core IDX financial, administrative, and clinical solutions combined with ChannelHealth(TM) Internet-based services and EDiX transcription services will deliver a broad information system solution to physician group practices, management service organizations, academic medical centers, hospitals, and IDNs.

IDX products provide a wide range of technology solutions for healthcare organizations, including electronic medical records, practice management systems, acute care systems, imaging, transcription, and connectivity services. Key healthcare processes automated by IDX solutions include:

-    financial and managed care functions such as billing,
- collections, benefit management, contract management, and data analysis
- administrative functions such as scheduling, registration, and visit management
- clinical functions such as medical records, transcription, laboratory, pharmacy, and radiology information management.

Below is a description of IDX, ChannelHealth, and EDiX products and services as of February 29, 2000.

   PRODUCTS AND SERVICES OF INFORMATION SYSTEMS AND SERVICES BUSINESS SEGMENT

IDXTENDR. Provides comprehensive and integrated financial, administrative, and managed care applications for large group practices, academic medical centers, and IDNs.

ENTERPRISE WIDE SCHEDULING (EWS)

- schedules patients, providers, and resources in physician group settings or across a healthcare delivery enterprise
- manages schedules and coordinates appointments in the acute care environment and is integrated with orders for procedure scheduling

REGISTRATION

-    stores patient demographics and insurance information
- creates a single master database of patient information across multiple care settings
- includes patient registration, charge entry, fee schedule, patient list, user registration, security and text messaging functions

VISIT MANAGEMENT

- provides inpatient and outpatient admission and discharge capabilities for physician practices, outpatient care centers and hospitals
- reports information related to patient registration, visits, bed management, and insurance management
- tracks patient interactions to build the comprehensive electronic medical record

BILLING AND ACCOUNTS RECEIVABLE (BAR)

- integrated billing and receivables management with comprehensive analysis and reporting
-    includes  a check  writer for  patient  refunds
- provides patient billing and insurance billing for professional charges, HCFA 1500
- supports insurance and employer package pricing and workers compensation billing

HOSPITAL PATIENT ACCOUNTING (HPA)

- manages patient billing, collection and insurance management from initial registration through resolution of payment
-    supports HCFA 1500 and UB92 billing

TRANSACTION EDITING SYSTEM (TES)

-    captures, evaluates, and facilitates editing of charge and claim data
- allows transactions to be edited for completeness and re-tested before they are entered into BAR and MCA applications

MANAGED CARE (MCA)

- maintains member registration, demographic, and financial data and automatically applies benefits as defined in the member's plan
- provides a comprehensive referrals system with authorization tracking, concurrent review, pre-certification, length of stay assignment, and provider selection
- provides case identification, care plan tracking, cost simulation, form letters, and linking of service records
-    adjudicates and processes  claims and statistical  encounters
- provides billing for employer groups and self-pay members and manages receivables
- provides flexible risk management (fund accounting), tracking, and reporting
- provides issue tracking, responsibility assignment, workflow management with automatic ticklers, and letter production
-    manages capitated contracts across the enterprise

CONTRACT REFERENCE

-    catalogs and maintains insurance plan information providing ready access to
     referral   and   authorization   requirements,   covered  and   non-covered
     procedures, and copayment information

ELECTRONIC DATA INTERCHANGE

-    automates  the  computer-to-computer   exchange  of  data  such  as  claims
     submittals and remittances, health plan eligibility information, and integrated credit card processing

INTERCEPT(TM)

-    facilitates contract administration,  encoding,  modeling, cost allocation,
     and  determination  of  contract   reimbursement  through  a  sophisticated
     contract management system

ANALYZER

- provides relational reporting and analysis of IDX data using Microsoft SQL Server and on-line analytical processing (OLAP) for multi-dimensional analysis in a graphical user environment

- assists in understanding critical business data to improve key business measures

ENTERPRISE VIEW

- provides an enterprise-wide, system independent, relational data repository for retrospective decision support
- supports both clinical quality and outcomes improvement studies as well as financial and marketing knowledge management
-    features a Web-based front-end access tool

ENTERPRISE INDEX

-    provides  a  master   person  index  used  to  track   patient  and  member
     registration information and visit histories across multiple locations in a delivery network

LASTWORD ENTERPRISE CLINICAL SYSTEM. Provides comprehensive and integrated clinical, administrative, and financial applications to hospitals and IDNs Clinical Information Management

- facilitates an interdisciplinary approach to management of the care process by providing a cross-continuum patient record and access to a structured medical knowledge database that supports protocols and outcomes management
- provides automated tools supporting caregiver activities such as assessments, charting, and patient classification in a variety of inpatient and outpatient settings, enhancing clinical productivity and streamlining workflow
- supports population health management with specialized tools, including automated alerts for patient health maintenance activities and patient panel tracking and querying
- provides comprehensive order management and results reporting for inpatient and ambulatory settings, supporting direct entry of orders by physicians and streamlined processes for ordering and results review

MEDICAL RECORDS

-    provides abstracting and encoding using ICD-9, CPT-4 and DRG codes
-    streamlines chart completion activities for medical records personnel
- streamlines all activities related to tracking physical medical records throughout a multi-site organization
- automates activities related to releasing patient record information to external requesters, including tracking, billing and collection

PHARMACY MANAGEMENT

- provides comprehensive inpatient and outpatient pharmacy department support that creates a closed-loop medication administration process across both inpatient and ambulatory settings to increase efficiency and decrease the potential for medication errors

EMERGENCY DEPARTMENT MANAGEMENT

- provides patient flow management and tracking support for the emergency department that is fully integrated with the inpatient and ambulatory system, making all care activities performed in the emergency department available as part of the patient's long-term record

GROUP PRACTICE MANAGEMENT SYSTEM (GPMS). Provides integrated financial and administrative applications such as scheduling, registration, billing, collections, referrals, and reporting for the small to mid-size physician group practice

IDXSITE(TM). Provides integrated financial, administrative, and managed care applications for midsize physician organizations such as management service organizations, independent physician associations, and physician practice management companies and features a Web-based thin client architecture that provides an open desktop for access to third party applications and enables centralized system management, reduced desktop costs, and incremental system investments as the number of users grow

IDXRAD(TM)  AND THE IDX IMAGING  SUITE  ENTERPRISE  AND  DEPARTMENTAL  RADIOLOGY
SYSTEM.    Automates   a   radiology   department's    clinical,    demographic,
administrative, billing, scheduling, and film information.

- provides enterprise access to patient data, exam information, results, and corresponding digital images via the Web, supporting a filmless and paperless environment that substantially reduces instances of film loss and delays in reporting to physicians

- provides bi-directional links between IDXrad, PACS and diagnostic imaging equipment via Imaging Suite, thereby ensuring accurate data throughout the radiology enterprise

     PRODUCTS AND SERVICES OF INTERNET SERVICES AND CONTENT BUSINESS SEGMENT

THE PHYSICIAN CHANNEL(TM)

PHYSICIAN HOMEBASE(TM) . A configurable Web portal for physicians to access Web-based content and services relevant to users' professional and personal activities, including visual alerts and indicators of relevant clinical and administrative events, access to medical knowledge bases, navigation to business and clinical applications, and access to personal Web content, products, and services.

CLINICAL WORKS. Modular and Web-based services that can be customized and implemented incrementally to manage clinical workflow, access lab and radiology results, manage patient medications, create notes and orders, create an electronic medical record, including:

- MedWorks for prescription ordering, drug utilization review and formulary checking
- ResultWorks for viewing clinical results and demographic and insurance information
- DocWorks for clinical documentation management including transcription attestation and editing (Currently in development.)
- ChargeWorks for clinical charge capture and procedure and billing coding (Currently in development.)

THE PATIENT CHANNEL(TM) (Currently in development). Includes Web-based tools such as the "Virtual Office" that enhance the relationship between the physician and the patient by providing patient access to physicians' Web sites for online appointment scheduling, secure messaging, prescription renewal processing, referral requests, account balance inquiry and payment, and online test results.

ECOMMERCE CHANNEL(TM) (Currently in development) Provides Internet services to help manage the financial and administrative aspects of care delivery enabling healthcare organizations to interact electronically with providers, payors, pharmacies, labs, and other suppliers.


CLINICAL MANAGEMENT SYSTEM (CMS)

- a comprehensive ambulatory electronic medical record including clinical guidelines, patient health plan requirements, and drug interaction information
- supports physician workflow by helping to organize tasks, facilitate communication, and enable efficient documentation and care planning
- includes ambulatory clinical repository for clinical data tracking and reporting

OUTREACH(TM) Provides remote access to IDX business and clinical applications through the Internet or intranets.

EDIXPRESS(TM) Web-based tool for viewing transcriptions produced by EDiX's medical dictation and transcription services.

DIETSITE(TM) Provides information on health, nutrition, food, and diet choices to guide consumers, including o analysis of diets and recipes o sports nutrition information o information on specialized diets o nutrition facts and news o a chat room for consumers

    SERVICES OF MEDICAL DICTATION AND TRANSCRIPTION SERVICES BUSINESS SEGMENT

EDIX MEDICAL DICTATION AND TRANSCRIPTION SERVICES

-    provides a dictation  and  transcription  outsourcing  solution  to
     physician groups,   hospitals,   and   integrated   delivery   networks
- automates the transcription process helping to meet regulatory compliance requirements
- employs a proprietary technology gateway and intranet technology to ensure quality and conformity of transcribed data
-    uses encrypted data  transmission for the highest level of data security
- includes automated report routing for enhanced quality and fast turn around

BUSINESS RELATIONSHIPS

COMPAQ
Compaq is a leading provider of hardware and operating system software used by a majority of the applications offered by IDX. The IDXtendR suite of applications runs on Compaq's Alpha platform using the OpenVMS operating system. The LastWord suite of applications is powered by Compaq's Tandem platform in a non-stop architecture. A number of other IDX applications running on Microsoft NT and SQL Server are powered by Compaq's Proliant platform.

IBM
IBM is a leading provider of hardware and operating systems software used by many of the applications offered by IDX. The IDXtendR and GPMS suite of applications run on the RISC System/6000 platform using the AIX operating system. A number of other IDX applications, including IDXsite, are powered by IBM's Netfinity servers using Microsoft NT and SQL Server.

INTERSYSTEMS
IDX uses Intersystems database offerings exclusively for its IDXtendR suite of products. These database systems include OpenM and Cache.

MICROSOFT
The Microsoft product suite is used in many different areas of IDX. Internally, Windows NT, SQL Server, Internet Explorer and Office Professional are the standards. IDXrad uses NT, SQL Server and Internet Explorer as the platform for its flagship products. IDXsite, CMS and IDXtendR use Microsoft products to varying degrees.

PROXYMED, INC.
ProxyMed is a provider of networked transaction services that link physicians, laboratories, pharmacies, and payers. ProxyMed currently supplies electronic transaction services to IDX and its customers on a preferred basis.

HEALTHEON/WEBMD
On January 24, 2000, IDX and ChannelHealth announced a strategic alliance with Healtheon/WedMD. The strategic alliance is contingent on the acquisition by ChannelHealth of an interest in Healtheon/WebMD in exchange for approximately 3% of the common stock of ChannelHealth. ChannelHealth's acquisition of an interest in Healtheon/WebMD is subject to regulatory approval, and therefore the strategic alliance will not be consummated without regulatory approval of the stock acquisition transaction. Upon regulatory approval, Healtheon/WebMD would become the primary provider of content and transactions for ChannelHealth.

On March 24, 2000 the Company received a request from the U. S. Department of Justice for additional information and documents with respect to the proposed transaction with Healtheon/WebMD. As a result, the regulatory review process may continue for an extended period of time. There can be no assurance that the proposed transaction with Healtheon/WebMD will receive regulatory approval or will ever be implemented.

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

INSTALLATION SERVICES. IDX installation representatives work with clients to tailor and optimize IDX products to meet specific business needs. Services include project management, train-the-trainer programs, best practices comparison to other IDX clients and systems conversion and implementation assistance. In 1999, the Company introduced a new implementation methodology called IDXpedite, designed to provide customers with a faster return on investment for IDX solutions while answering the need for more consultative assistance in the area of systems implementation.

MAINTENANCE SERVICES. IDX provides ongoing software support to substantially all of its clients of IDXtendR and LastWord products under contracts that are typically for a term of one or more years. These contracts generally are renewable automatically unless terminated at the option of either the client or IDX. Software maintenance services consist of providing the client with certain new software releases, as available, and general support, including error corrections and telephone consultation. Software maintenance services are generally available either on a 24-hour-a-day basis or during normal business hours.

PROFESSIONAL AND TECHNICAL SERVICES. IDX offers professional and technical services to assist clients in building an information infrastructure to operate in a complex and changing healthcare environment. The work performed by IDX includes information systems planning, process redesign, project management, contract programming, network design, education and training. These value-added services, combined with IDX's systems expertise, enable IDX to support its clients' efforts to develop consistent enterprise-wide systems and processes. Through these services, IDX believes it strengthens its relationship with clients, builds a knowledge base of best practices in the use of IDX's systems, and gains information regarding future client needs.

The following sets forth a description of the services provided by the IDX consulting organization:

   PROFESSIONAL SERVICES OF INFORMATION SYSTEMS AND SERVICES BUSINESS SEGMENT

THE LAUREATE GROUP
Consulting services for all LastWord applications, implementation process, project management, technical (systems and report writing), expert rules, upgrades, release migration, programming, and best practices.

THE HUNTINGTON GROUP
Process redesign, organizational change management, outsourcing, and systems integration.

TECHNICAL CONSULTING SERVICES
Performance and investment analysis and hardware upgrades, network review, systems operational analysis, and various utilities and tools.

APPLICATION CONSULTING SERVICES
Project management, upgrades, temporary services, and operational analysis.

NETWORK CONSULTING SERVICES
Network analysis, design and implementation, temporary networking services, client-server design and installation, and support services.

RADIOLOGY CONSULTING SERVICES
System analysis and process redesign for radiology groups.

TECHNOLOGY STRATEGY AND HARDWARE PLATFORMS

IDX designs its software to operate on a variety of technical platforms, including computer equipment from Compaq, Hewlett Packard Company ("HP"), Data General, and International Business Machines Corporation ("IBM"). The IDX technology strategy employs advanced technology and connectivity solutions to solve business problems based on a philosophy of technology for performance. Key IDX product features embodying the strategy include a single desktop presentation, integrated business functions, workflow across all participants, and decision support tools. To fulfill this strategy, the IDX Technology and Architecture Group has established an IDX Target Architecture that uses the most current Web standards and protocols. The design of the architecture is service-oriented, an approach recommended by the Gartner Group because it facilitates product integration across vendors by providing standardized interfaces that third party systems can readily understand. New products will be built to this standard and existing IDX applications will migrate to the Target Architecture over time. Fundamental components of the Target Architecture include:

-    The IDX Web Framework
-    Objects and components
-    Customizable user interface and workflow tools
-    Platform independence

The IDX Web Framework is a set of software tools, user interface standards, and style conventions that provides the ability to integrate many different applications into a single desktop presentation. The IDX Web Framework is built on thin client Web technology that enables an organization to deliver an integrated IDX desktop from a Web server. The Web Framework supports single sign-on to multiple applications and facilitates integration across applications in a cost-effective, secure environment.

Component-based software is a software design methodology that uses concepts and actions by describing their attributes in a programming language. Once a concept or action has been described, that description and its accompanying software code can be reused broadly as the building blocks for different applications. This software design approach leads to faster development processes and allows IDX to "plug" components together in tailored configurations, providing greater congruence with client needs and expectations. The approach facilitates cross-product and multi-vendor interoperability and connectivity.

Customizable user interface and workflow tools provide the flexibility to adapt the IDX system to meet unique business needs. A distributed workflow engine based on Web standards (http, XML, etc.) is under development. This will allow a heathcare institution to dynamically update and superimpose their business processes across the enterprise by integration of multiple vendor products in an e-commerce environment.

The platform independence foundation allows IDX and our customers to use the best technologies available. This strategy provides options that balance the scalability, price, and functionality issues that are involved with platform decisions. The addition of Web-enabled IDX applications reduces the risks of changing technologies and ensures that IDX customers have the tools needed to operate in complex clinical and business office settings.

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


SALES AND MARKETING

IDX sells its products and the services of ChannelHealth and EDiX exclusively through a direct sales force. IDX is the exclusive seller of ChannelHealth's services to the IDX customer base. The majority of IDX's sales calls are in response to requests for proposals. IDX generates these requests and other sales primarily through referrals from clients and consultants. IDX also seeks to enhance market recognition through participation in industry seminars and tradeshows, its Web site, direct mail campaigns, telemarketing and advertisements in trade journals. IDX products typically have a 3 to 18 month sales cycle for new client sales.

No single client accounted for more than 5% of IDX's annual revenues in fiscal 1997, 1998 or 1999. In 1999, one customer of EDiX accounted for approximately 11% of EDiX's revenues.

At December 31, 1999, the Company had total backlog of $340.6 million, including $110.2 million attributable to systems sales and $230.4 million attributable to services. Systems sales backlog consists of fees due under signed contracts which have not yet been recognized as revenues. Service backlog represents contracted software maintenance services, consulting services, remote computing service fees and medical transcription service fees for a period of 12 months. At December 31, 1998, the Company had total backlog of $299.3 million including $129.0 million attributable to systems sales and $170.3 million attributable to services. Of the total 1999 backlog of $340.6 million, the Company expects that $40.9 million will not be fulfilled in the current fiscal year.

PRODUCT DEVELOPMENT

To ensure that its products continue to meet the evolving needs of the healthcare industry, IDX allocates a significant portion of annual revenues to research and development. IDX's research and development expenses for the fiscal years 1997, 1998 and 1999 were $37.4 million, $47.3 million, and $53.2 million respectively.

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

COMPETITION

The market for healthcare information systems is highly competitive. IDX believes that the principal competitive factors in this market are the ability to effectively market, install, support and integrate systems, the resources to support ongoing research and development, financial stability and perceived value relative to price. IDX believes it competes favorably with respect to these factors. Competitors vary in size, and in the scope and breadth of the products and services offered.

IDX experiences competition from companies with strengths in various segments of the healthcare information systems market, such as physician group practice systems, hospital information systems, clinical information systems, ancillary departmental systems and systems integration. In addition, other entities not currently offering products and services similar to those offered by IDX, including claims processing organizations, hospitals, third-party administrators, insurers, healthcare organizations and others, may enter certain markets in which IDX competes. In particular, as IDX has now begun to offer Internet-based products and services for physician organizations and their patients through ChannelHealth, the Company can expect to experience competition in these markets from emerging Internet-based electronic commerce providers.

INFORMATION SYSTEMS AND SERVICES BUSINESS SEGMENT
Certain of IDX's competitors have greater financial, development, technical, marketing and sales resources than IDX and have a greater penetration into segments of the market in which IDX competes. In addition, as the markets for IDX's products and services develop, additional competitors may enter those markets and competition may intensify.

MEDICAL DICTATION AND TRANSCRIPTION SERVICES BUSINESS SEGMENT
For EDiX's dictation and transcription services, competition consists of several national competitors and an estimated 1,000 to 1,500 local and regional competitors. In addition, EDiX must compete against in-house transcription departments for those healthcare providers who do not currently outsource transcription.

INTERNET SERVICES AND CONTENT BUSINESS SEGMENT
ChannelHealth faces competition from other healthcare information systems companies, and systems integrations and from Internet content providers and Internet "portals." ChannelHealth competes with various vendors for the key service offerings of connectivity, content, clinical modules, and integration between line-of-business applications and the browser-based desktop user interface. While ChannelHealth enjoys the advantage of access to IDX's large installed base of practicing physicians in the United States and the strong relationships IDX has with executive management at prestigious healthcare organizations nationwide, ChannelHealth expects competitors to aggressively target that customer base. ChannelHealth faces competition from other vendors that have focused on partnerships to develop a comprehensive service offering. These partnerships provide the financial resources necessary to market a new Internet initiative.

Some current and potential competitors may have advantages over ChannelHealth, including:

- Greater financial resources for the introduction and roll out of their services;
-    Greater  brand  recognition  and larger  marketing  budgets;  and
- Strategic media relationships to apply consumer-based tactics for wide-scale promotion of their Internet services.

IDX believes the principal competitive factors in attracting and promoting the ChannelHealth strategy of a sustained use model for physicians are aggressive price discounting, depth and breadth of transaction and content services, data security, system reliability, and integration to practice other clinical, administrative and financial systems. Other important factors lie in the ability to prove clinical relevance, ease-of-use and physician resistance to computer use. The Company expects competition to continue to increase as new companies enter the market and existing companies continue to expand their services.

PROPRIETARY RIGHTS AND LICENSES

IDX depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. IDX distributes its products under software license agreements that grant clients a nonexclusive, nontransferable license to use IDX's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of IDX's products. In addition, IDX attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. All current employees of IDX have signed a nondisclosure agreement, and all current employees involved in product development have signed an assignment of inventions agreement. There can be no assurance that the legal protections afforded  to IDX  or  the  steps  taken  by IDX  will  be  adequate  to  prevent misappropriation of IDX's technology. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior technologies, products or services. Any infringement or misappropriation of IDX's proprietary software would disadvantage IDX in its efforts to retain and attract new clients in a highly competitive market and could cause IDX to lose revenues or incur substantial litigation expense. IDX believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel and ongoing reliable product maintenance and support are more important in establishing and maintaining a leadership position within the industry than are the various legal protections afforded to its technology.

Although IDX believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against IDX in the future and that such claims will not have a material adverse effect on IDX's results of operations, financial condition or business. Recent proliferation of patents involving the Internet and business processes involving computers and the Internet may result in litigation against the Company that could be expensive and time consuming.

IDX utilizes a variety of intellectual property rights that are licensed from third parties. These third party licenses may not be available to IDX on commercially reasonable terms. IDX's loss of or inability to maintain or obtain upgrades to any of these licenses could significantly harm IDX. In addition, since IDX and ChannelHealth license a majority of their content from third parties, their exposure to copyright infringement actions may increase because they must rely upon such third parties for information as to the origin and ownership of such licensed content.

GOVERNMENT REGULATION

The Company's products and services are subject to regulation in the United States by numerous regulatory authorities, including the Federal Food and Drug Administration (FDA), the Federal Trade Commission (FTC), and comparable regulatory authorities in foreign countries. In addition, the Company's products are intended to support some operations of its customers that are regulated by numerous regulatory authorities, including the Health Care Financing Administration (HCFA) and comparable regulatory authorities in foreign countries. These regulatory authorities and other federal, state, and local entities will regulate, among other things, healthcare billing and claims for reimbursement, healthcare data exchange transactions, computer security and patient privacy.

Virtually all of IDX's customers and the other entities with which IDX has a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation, including Medicare and Medicaid regulation. Accordingly, IDX's customers and the other entities with which IDX has a business relationship are affected by changes in such regulations and limitations in governmental spending for Medicare and Medicaid programs. Recent actions by Congress have limited governmental spending for the Medicare and Medicaid programs, limited payments to hospitals and other providers under such programs, and increased emphasis on competition and other programs that potentially could have an adverse effect on IDX's customers and the other entities with which IDX has a business relationship. In addition, Federal and state legislatures have considered proposals to reform the U.S. healthcare system at both the federal and state level. If enacted, these proposals could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of IDX's customers and the other entities with which IDX has a business relationship. IDX's customers and the other entities with which IDX has a business relationship could react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for IDX's products and services.

REGULATIONS PERTAINING TO MEDICAL BILLING AND REIMBURSEMENT.

Virtually all of IDX's customers and the other entities with which IDX has a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation. Because IDX's products and services are designed to function within the structure of the healthcare financing and reimbursement systems currently in place in the United States, and because IDX is pursuing a strategy of developing and marketing products and services that support its customers' regulatory and compliance efforts, IDX may become subject to the reach of, and liability under, these regulations.

The Federal Anti-Kickback Law, among other things, prohibits the direct or indirect payment or receipt of any remuneration for Medicare, Medicaid and certain other Federal or state healthcare program patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by the federal health care programs. Violations of the Federal Anti-Kickback Law may result in civil and criminal sanction and liability, including the temporary or permanent exclusion of the violator from government health programs, treble damages and imprisonment for up to five years for each violation. If the activities of a customer of IDX or other entity with which IDX has a business relationship were found to constitute a violation of the Federal Anti-Kickback Law and IDX, as a result of the provision of products or services to such customer or entity, was found to have knowingly participated in such activities, IDX could be subject to sanction or liability under such laws, including the exclusion of IDX from government health programs. As a result of exclusion from government health programs, IDX customers would not be permitted to make any payments to IDX.

The Federal Civil False Claims Act and the Medicare/Medicaid Civil Money Penalties regulations prohibit, among other things, the filing of claims for services that were not provided as claimed, which were for services that were not medically necessary, or which were otherwise false or fraudulent. Violations of these laws may result in civil damages, including treble and civil penalties up to $11,000 for each false claim filed. In addition the Medicare/Medicaid and other Federal statutes provide for criminal penalties for such false claims, including fines of up to $25,000 and imprisonment up to five years for each offense. If, as a result of the provision by IDX of products or services to its customers or other entities with which IDX has a business relationship, IDX provides assistance with the provision of inaccurate financial reports to the government under these regulations, or IDX is found to have knowingly recorded or reported data relating to inappropriate payments made to a healthcare provider, IDX could be subject to liability under these laws.

New Regulations Pertaining to Patient Confidentiality and Computer System Security. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions regarding standardization for financial and administrative transactions, including standards to enable electronic exchange of information in health claims and health plan administration, and standards for computer system security and privacy of patient information. Many of the standards mandated by HIPAA and the regulations thereunder will become effective in the year 2000 and will be applicable to the customer operations involving the use of the Company's products. It is necessary for the Company to ensure that its products support HIPAA compliance by its customers insofar as the Company's products are intended to be used in customer operations governed by HIPAA and the regulations thereunder.

HIPAA requires the Secretary of Health and Human Services (the "Secretary")
to adopt national standards for certain types of electronic health information transactions and the data elements used in such transactions and to adopt standards to ensure the integrity and confidentiality of health information. The Secretary has recently issued proposed standards regarding four of the five sets of standards that are ultimately expected. IDX believes that the proposed standards issued to date would not materially affect the business of the Company if adopted as proposed. IDX cannot predict the potential impact of the standards that have not yet been proposed or any other standards that might be finally adopted instead of the proposed standards. As required by HIPAA, the Secretary submitted recommendations to Congress for legislation to protect privacy and confidentiality of personal health information on September 11, 1997. Congress failed to enact legislation concerning privacy and confidentiality of personal health information by August 21,1999 as required by HIPAA. Also as required by HIPAA, the Secretary subsequently proposed such protections by regulation, which have not yet become final. Congress may yet adopt legislation that may change, override, conflict with or preempt regulations. The creation and dissemination of medical record information is also frequently proposed and debated at the state level. Such legislation, if enacted, could require patient consent before even non-individually-identifiable (e.g., coded or anonymous) patient information may be shared with third parties and could also require that holders or users of such information implement specified security measures. These laws or regulations, when adopted, could restrict the ability of customers to obtain, use or disseminate patient information. This could adversely affect demand for the products of the Company.

FDA Regulation. Unless a product is exempted from premarket submission and clearance, FDA approval or clearance of the Company's products that meet the definition of a medical device under the Federal Food Drug and Cosmetic Act (FDC
Act), is required before the products may be marketed in the United States. FDA has a draft policy for the regulation of computer software products that meet the definition of a medical device, and has indicated that it may modify its draft policy or create a new policy. Although it is not possible to anticipate the final content of FDA's policy with regard to computer software, IDX expects that, whether or not the draft is finalized or changed, FDA will become increasingly  active  in  regulating  computer  software  intended  for  use  in healthcare settings. FDA can impose extensive requirements governing premarket and postmarket activities, including product design development and manufacturing quality assurance controls, clinical investigations, marketing clearance or approval, and labeling and promotion. There can be no assurance that the company will be able to comply with any requirements or guidelines that the FDA may issue.

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

If a manufacturer makes a change to a device cleared for marketing under section 510(k) that is a major change in intended use, or is a change to design, material, composition, energy source, or manufacture that could significantly affect the safety and effectiveness of the marketed device, a new 510(k) will be required before the modified device may be marketed. Changes to approved PMA devices that affect safety and effectiveness require supplemental PMA approvals before the modified PMA device may be marketed, except for manufacturing changes that affect safety or effectiveness, which may be deemed approved after a 30-day notice unless the FDA requests a supplement. There is no guarantee that such additional clearances or approvals will be granted. In addition, the nature of marketing claims that the Company will be permitted to make in the labeling and advertising of its products will be limited to those specified in an FDA clearance or approval, and claims exceeding those that are cleared or approved will constitute violation of the Act. Violations of the Act or regulatory requirements at any time during the product development process, approval or clearance process, or after clearance or approval may result in agency enforcement actions, including voluntary or mandatory recall, suspension or withdrawal of marketing clearance or approval, seizure of products, fines, injunctions and/or civil or criminal penalties.

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

EMPLOYEES

At December 31, 1999, IDX and its subsidiaries employed 3,586 full-time employees, of which 1,386 were employed in its EDiX business segment and 112 were employed in its ChannelHealth business segment. No employees are covered by any collective bargaining agreements.

ITEM 2.  PROPERTIES

The Company's principal corporate offices are located at 1400 Shelburne Road, South Burlington, Vermont 05403. The Company maintains sales, research and support facilities in South Burlington, Vermont; Boston, Massachusetts; and Seattle, Washington. The Company maintains regional sales and support offices in the greater metropolitan areas of Arlington, Virginia; Chicago, Illinois; Dallas, Texas; San Francisco, California; Deerfield Beach, Florida; and Atlanta, Georgia. The Company owns or has contracted to purchase all of its facilities in South Burlington, Vermont, consisting of approximately 181,500 square feet of office space. The Company leases all of its other facilities which, in the aggregate, constitute approximately 563,000 square feet of office space. The Company's leases expire between March 31, 1999 and April 12, 2014. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. The Company is currently negotiating to acquire the land and buildings at Shelburne Road in South Burlington, Vermont, from BDP Realty Associates, a related party included in the consolidated financial statements, consisting of approximately 112,000 square feet of office space and has commenced construction of approximately 90,000 additional square feet of office space at that location.

ITEM 3.   LEGAL PROCEEDINGS

On February 2, 2000, the Company entered into a license agreement with the plaintiff resolving the litigation entitled Allcare Health Management System, Inc. v. Cerner Corporation, et al., filed in the United States District Court for the Northern District of Texas Fort Worth Division. The terms of the agreement will have no material adverse effect on the financial condition or results of operations of the Company.

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is party will have a material adverse effect on its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth: (i) the name and age of each current executive officer of the Company; (ii) the position(s) currently held by each named person; and
(iii) the principal occupations held by each person named for at least the past five years.

  Executive Officer           Age       Position
  -----------------           ---       --------
  Richard E. Tarrant          57        Chief Executive Officer and Director

  James H. Crook, Jr.         43        President and Chief Operating Officer

  Robert W. Baker, Jr., Esq.  51        Vice President, General Counsel, and
                                        Corporate Secretary

  Gene H. Barduson            61        Vice President, EDiX Business Unit

  Jeffrey M. Blanchard        43        Vice President, Enterprise Solutions
                                        Division

  Vicki S. Blanchard          46        Vice President, Integrated Solutions
                                        Division

  Robert F. Galin             55        Vice President Sales

  Stephen C.  Gorman          34        Vice President, Systems Division

  John A. Kane                47        Vice President, Finance and
                                        Administration, Chief Financial Officer, and Treasurer

  Walt N. Marti               44        Vice President, Radiology and Imaging
                                        Solutions Division

Mr. Tarrant co-founded the Company in 1969 and served as the President from June 1969 to February 1999. He has served as Chief Executive Officer of the Company and as a Director since 1969. Mr. Tarrant served as a member of the Board of Trustees for the University Health Center (Vermont), an academic medical center, from July 1988 to December 1994 and as Chairman of the Board of Trustees for the University Health Center (Vermont) from 1992 to 1994.

Mr. Crook, who joined the Company in April 1981, served as Vice President of the Company from June 1984 to February 1999. He served as a Director of the Company from July 1984 to June 1995. He has served as President and Chief Operating Officer since February 1999.

Mr. Baker joined the Company as General Counsel and Secretary in July 1989. He has served as Vice President since April 1996.

Mr. Barduson has served as Vice President of the Company since December 1999. He also has served as Vice President and General Manager of EDiX Corporation, a subsidiary of the Company, since April 1999 and served as President and Chief Executive Officer of EDiX Corporation from September 1997 until April 1999. Prior to joining EDiX Corporation, Mr. Barduson served as Vice President of Western Operations and National Health Services for Shared Medical Systems, Inc., a publicly traded health care information services company.

Mr. Blanchard, who joined the Company in August 1987, has served as Vice President, Client Services since March 1995. Prior to that time, Mr. Blanchard served the Company in various capacities, including most recently as Director, Customer Support from November 1992 to March 1995.

Ms. Blanchard, who joined the Company as a customer support representative in April 1983, has served as Vice President since December 1999 and is currently the General Manager of Integrated Solutions Division. Prior to that time, Ms. Blanchard served the Company in various capacities, including Manager of Development, Manager of Product Implementation, Manager of Customer Support, Director of Merger Integration, National Manager of Installations and Eastern Regional Manager of Customer Support.

Mr. Galin has served as Vice President, Sales since August 1992. He served as Director of Sales from April 1982 to August 1992.

Mr. Gorman, who joined the Company as a sales representative in June 1991, has served as Vice President since December 1999 and has served as General Manager of the Systems Division since May 1999. Prior to that time, Mr. Gorman served the Company in various capacities, including Southeast Region Operations Manager from 1995 to 1997, and National Operations Manager from 1997 to 1999.

Mr. Kane has served as the Vice President, Finance and Administration, Chief Financial Officer and Treasurer since joining the Company in October 1984. Mr. Kane is a C.P.A.

Mr. Marti, who joined the Company as a sales representative in March 1989, has served as Vice President since December 1999 and has served as General Manager of Radiology Imaging Solutions Division since February 1999. Prior to that time, Mr. Marti served the Company in various capacities, including Sales Manager of Systems Division, Regional Manager of Systems Division and Directors of Sales of Radiology Imaging Solutions Division.

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

        Quarter/Year                            High                Low
--------------------------------------------------------------------------------
                                                           1998

         First Quarter 1998                     $ 47.50             $ 33.25
         Second Quarter 1998                    $ 49.56             $ 39.50
         Third Quarter 1998                     $ 55.75             $ 41.75
         Fourth Quarter 1998                    $ 52.25             $ 36.38
                                                           1999

         First Quarter 1999.                    $ 46.63             $ 13.75
         Second Quarter 1999                    $ 28.13             $ 12.44
         Third Quarter 1999                     $ 24.44             $ 18.13
         Fourth Quarter 1999                    $ 32.75             $ 15.63

On March 15, 2000, the Company had approximately 480 stockholders of record. (This number does not include stockholders for whom shares are held in a "nominee" or "street" name.) On March 15, 2000, the closing price of the Company's Common Stock on the Nasdaq National Market was $29.75.

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

(b) RECENT SALES OF UNREGISTERED SECURITIES. On May 17, 1999, the Company issued a total of 1,603 shares of Common Stock to the four outside directors of the Company in consideration of one year's past service as a director of the Company. The shares of Common Stock issued in these transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), relating to sales by an issuer not involving any public offering. All such securities are deemed restricted securities for purposes of the Securities Act. There were no underwriters involved in such transactions.

ITEM 6.   SELECTED FINANCIAL DATA

                              Financial Highlights

                     Summary of Consolidated Financial Data

                                        Year Ended December 31,
                           -----------------------------------------------------
                            1995       1996       1997       1998      1999
                           ----------------------------------------------------
                                    (in thousands, except per share data)
Statements of Operations
  Data:
Revenues                    $ 181,142  $ 215,116  $ 272,007 $ 350,187 $ 340,999
Operating Income (Loss)        15,622     14,863     (4,890)   34,994   (12,649)
Net Income (Loss)              16,939      8,210     (7,982)   16,834    (7,944)
Net Income (Loss) Per
  Share                                $     .64  $   (0.30) $   0.60 $   (0.29)
Pro Forma Net Income           13,915
Pro Forma Net Income Per
  Share                     $    0.63

Balance Sheet Data:
Cash and Investments        $ 106,581   $ 113,885 $ 116,567  $125,132 $  68,359
Working Capital               112,091     130,116   140,015   169,671   136,732
Total Assets                  175,316     208,145   245,459   289,223   271,147
Long-term Debt, less current
  portion                       3,726       4,266     4,876     2,261         -
Total Stockholders' Equity  $ 133,739   $ 159,171 $ 177,855  $210,211 $ 206,514

The consolidated financial data set forth above has been restated to include the results of operations and accounts of PHAMIS for all periods prior to its acquisition by IDX on July 10, 1997, and for EDiX for all periods prior to its acquisition on April 23, 1999. Both of these acquisitions, as more fully described in Note 2 to the Consolidated Financial Statements, have been accounted for as poolings of interests.

Per share amounts  represent diluted net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Revenues declined 2.6% to $341.0 million in 1999 from 1998 revenues of $350.2 million. Systems sales declined 30.2% in 1999 while maintenance and service fees grew 26.1% as compared to the prior year. In February 2000, the Company announced that, during the first quarter of 2000, it expected a net loss excluding one time charges related to the impairment of goodwill related to ChannelHealth of approximately ($0.11)-($0.19) per share in the first quarter of 2000.

Operating income decreased from $35.0 million in 1998 to an operating loss of ($12.6) million in 1999, a decrease of $47.6 million or 136.1%. Excluding expenses related to the write-off of acquired research and development in 1998 and merger and related costs in 1999, operating income declined from $38.2 million in 1998 to an operating loss of ($8.6) million in 1999, a decrease of $46.8 million or 122.5%. Net income (loss) decreased from net income of $16.8 million in 1998 to a net loss of ($7.9) million in 1999, a decrease of $24.8 million or 147.2%. Excluding the write-off of acquired research and development in 1998, and merger and related costs as well as loss on impairment of assets in 1999, net income (loss) declined from net income of $19.4 million in 1998 to a net loss of ($3.9) million in 1999, a decrease of $23.3 million or 120.0%. The decrease in net income and income per share is primarily due to a substantial decrease in sales of the Company's higher margin software systems. Overall revenue decreased 2.6% from 1998, despite a system sales decrease of 30.2%. The majority of the decrease in system sales revenue was offset by an increase in revenues from maintenance and service fees that provide a lower gross profit margin. The decrease in gross profit due to the change in revenue mix had a significant negative impact on earnings (loss) per share. In addition, increased costs related to Internet initiatives, product development and strengthening of the Company's infrastructure contributed to the net loss.

During 1999, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems comprised of multiple products resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, government approvals, product complexity, competition, and customer preoccupation with internal Year 2000 issues. In February 2000, the Company announced that weakness in system sales experienced in the fourth quarter of 1999, due in part to customer focus on final preparations for Year 2000, was expected to continue through the first half of 2000. The Company expects that the healthcare industry's Year 2000 focus will cause reductions in spending for new systems and services in the first half of 2000. Accordingly, the Company expects that it will experience Year 2000 related postponements in sales of software and related services, professional services, and hardware during the first half of 2000.

On April 23, 1999, the Company acquired EDiX Corporation ("EDiX"), a provider of medical transcription services which was accounted for as a pooling of interests. In accordance with the merger agreement, the Company issued approximately one million shares of its common stock, which amounted to an acquisition value of $16.7 million based on the closing stock price on the date of the merger, plus the assumption of EDiX debt of approximately $14.0 million that subsequently has been paid.

YEAR ENDED DECEMBER 31, 1999 AND 1998

REVENUES. The Company's total revenues decreased to $341.0 million in 1999 from $350.2 million in 1998, a decrease of $9.2 million or 2.6%. Revenues from systems sales decreased to $124.6 million in 1999 (36.5% of total revenues) from $178.6 million in 1998 (51.0% of total revenues), a decrease of $53.9 million or 30.2%. This decrease was primarily due to a decrease in new sales and installations of certain IDX systems.

Revenues from maintenance and service fees increased to $216.4 million in 1999 (63.5% of total revenues) from $171.6 million in 1998 (49.0% of total revenues), an increase of $44.8 million or 26.1%. Approximately $18.4 million of the increase was due to an increase in EDiX's medical transcription service fee revenue combined with a $14.3 million increase due to maintenance revenue resulting from price increases and annualization of 1998 growth in the Company's IDX systems installed client base. Professional and technical services revenues increased to $31.3 million in 1999 (9.2% of total revenues) from $28.8 million in 1998 (8.2% of total revenues), an increase of $2.5 million, or 8.7%. The Company's Internet services and content business segment, operated by
Channelhealth Incorporated, a majority owned subsidiary of the Company incorporated in September 1999, contributed approximately $1.5 million in service revenue, primarily from backlog revenue from IDX contracts transferred to Channelhealth Incorporated.

COST OF SALES. The cost of sales and services increased to $216.6 million in 1999 from $196.5 million in 1998, an increase of $20.1 million or 10.2%. The increase in cost of sales and services resulted from growth in client services expenses, including maintenance, installation, and consulting staff. The gross profit margin on systems sales and services decreased to 36.5% in 1999 from 43.9% in 1998. The decrease in gross profit margin as a percentage of sales was due to the decrease in software license revenues, which provide a higher gross profit margin, offset by an increase in maintenance and service revenue which provide a lower gross profit margin. IDX's core business, information systems and services, gross profit margin declined from 49.3% in 1998 to 40% in 1999 due to the effect of the revenue mix described above. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales from (17.2%) in 1998 to 14.4% in 1999 due to an increase in utilization of a new higher margin transcription processing system as compared to the prior year, combined with other efficiencies in editing and telecommunications.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $79.9 million in 1999 from $68.2 million in 1998, an increase of $11.6 million or 17.1%. As a percentage of total revenues, selling, general and administrative expenses increased to 23.4% in 1999 from 19.5% in 1998. Approximately $5 million of this increase is related to the Internet busines setment (ChannelHealth). The remaining increase resulted primarily from IDX's investment in internet strategies of $1.4 million, the absorption of certain administrative functions provided by IDX for EDiX and an increase in the Company's sales, marketing and administrative staff. EDiX's selling, general and administrative expenses decreased $0.6 million during the year ended December 31, 1999 as compared to the same period in 1998. This decrease is a result of the merger due to the elimination of overlapping services in EDiX.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $53.2 million in 1999 from $47.3 million in 1998, an increase of $5.9 million or 12.5%. As a percentage of total revenues, research and development expenses increased to 15.6% in 1999 from 13.5% in 1998. The increase was due to the hiring of additional staff to support the development of additional products including IDXsite and Web technology applications, and for the costs of efforts to address Year 2000 issues. Of this increase, approximately $3.7 million is related to research and development costs in the Internet services and content business sement (ChannelHealth). Research and development costs in the medical dictation and transcription business segement (EDiX) increased from $700 thousand in 1998 to $1.0 million in 1999.

As described in Note 1 to the Notes to Consolidated Financial Statements, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Historically costs incurred during beta site testing have not been material. Although the Company presently expects costs to complete beta site testing in the future to be insignificant, as the Company develops products to operate using other technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become material in future reporting periods.

MERGER AND RELATED COSTS. During the second quarter of 1999, the Company recorded charges of $4.0 million related to the acquisition of EDiX Corporation. The charges were comprised of transaction costs of $2.4 million, write-offs and adjustments for long-lived assets, principally noncompatible computer equipment, of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations. At December 31, 1999, accounts payable and accrued expenses included $1.3 million related to terminations of lease and other contractual obligations.

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

INTEREST AND OTHER INCOME (EXPENSE). Interest income decreased to approximately $4.1 million during 1999 compared to $6.4 million for the same period in 1998 due to a decrease in average invested balances during 1999. Interest expense decreased to approximately $900,000 during 1999 compared to $1.3 million for the same period in the prior year. The decrease in interest expense is due to the payment of all outstanding EDiX debt after the merger during the second quarter of 1999.

LOSS ON INVESTMENT IMPAIRMENT. Other expense included the write-off of an investment of $1.6 million in the quarter ended March 31, 1999 due to the investees inability to raise additional equity and decision to dissolve the business.

INCOME TAXES. Income taxes for the year ended December 31, 1999 were benefited at approximately 35%, which reflects a lower rate than the Company's historical statutory rate of 40%. This rate is due to a portion of the charges incurred in the second quarter ended June 30, 1999 related to the acquisition of EDiX Corporation, which are non-deductible for income tax purposes. Income taxes in 1998 were provided at 56.8%. The higher rate in 1998 is due to the inclusion in the financial statements, of the net loss of EDiX Corporation, for which no tax benefit was recognized. In addition, a portion of the charges incurred in the first quarter ended March 31, 1998 related to the acquisition of Trego Systems, Inc. were non-deductible for income tax purposes. The Company anticipates an effective tax rate of approximately 38% on continuing operations for IDX's core business and for ChannelHealth for the year ending December 31, 2000. The Company anticipates that EDiX's effective tax rate in 2000 will be less than the statutory rate due to the use of operating loss carry forwards, subject to annual limitation.

NET INCOME. Net income (loss) decreased ($24.8) million to a net loss of ($7.9) million in 1999 compared to net income of $16.8 million in 1998. In February 2000, the Company announced that, during the first quarter of 2000, it expected a net loss excluding one time charges related to the impairment of goodwill related to ChannelHealth of approximately ($0.11)-($0.19) per share in the first quarter of 2000.

YEAR ENDED DECEMBER 31, 1998 AND 1997.

REVENUES. The Company's total revenues increased to $350.2 million in 1998 from $272.0 million in 1997, an increase of $78.2 million or 28.7%. Revenues from systems sales increased to $178.6 million in 1998 (51.0% of total revenues) from $134.5 million in 1997 (49.4% of total revenues), an increase of $44.1 million or 32.8%. The increase was primarily due to installations of certain of the Company's systems. Revenues from maintenance and service fees increased to $171.6 million in 1998 (49.0% of total revenues) from $137.5 million in 1997 (50.6% of total revenues), an increase of $34.1 million or 24.8%. Approximately $12.8 million of the increase was due to additional maintenance revenue resulting from the continued growth in the Company's installed client base. EDiX's revenues increased to $28.5 million in 1998 from $20.6 million in 1997, an increase of $7.9 million or 38.5%. Professional and technical services revenues increased to $28.8 million in 1998 (8.9% of total revenues) from $20.4 million in 1997 (8.1% of total revenues), an increase of $8.4 million or 41.2% as a result of the Company's increased marketing efforts in that area.

COST OF SALES. The cost of sales and services increased to $196.5 million in 1998 from $154.6 million in 1997, an increase of $41.9 million or 27.1%. The gross profit margin on systems sales and services increased to 43.9% in 1998 from 43.2% in 1997. The increase in gross profit margin was due primarily to the increase of additional license revenues in the installations of certain of the Company's products from its IDXtend, Radiology, GPMS/IDXsite and LastWord systems, as well as growth in service revenues. EDiX's gross profit margin decreased to ($4.9) million in 1998 from ($3.6) million in 1997, primarily due to increased costs due to introduction of (TWS), a new transcription processing system which was not fully utilized during the year. EDiX's gross margin expressed as a percentage of sales remained consistent at (17.2%) in 1998 as compared to (17.4%) in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $68.2 million in 1998 from $62.6 million in 1997, an increase of $5.7 million or 9.0%. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.5% in 1998 from 23.0% in 1997. The additional expenses incurred in 1998 were primarily due to an increase in the Company's sales and marketing staff. EDiX's selling general and administrative expenses decreased to $6.5 million in 1998 from $10.8 million in 1997, a decrease of $4.3 million or 39.8%. This decrease is due to the write-down of goodwill recorded in 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $47.3 million in 1998 from $37.4 million in 1997, an increase of $9.9 million or 26.4%. As a percentage of total revenues, research and development expenses remained consistent at 13.5% in 1998 and 13.7% in 1997. The increase was due to the hiring of additional staff to support the development of additional products and for the costs to address Year 2000 issues for the Company. EDiX's research and development expenses decreased to $700 thousand in 1998 from $1.1 million in 1997, a decrease of $368 thousand or 34.0%.

MERGER AND RELATED COSTS. During the third quarter of 1997, the Company recorded charges of $20.0 million related to the merger with PHAMIS. The charges were comprised of transaction costs of $5.1 million, write-offs and adjustments of $7.4 million of long-lived assets, principally capitalized software development costs and equipment, attributable to the elimination of overlapping and obsolete products and operations, employee termination and related costs of $2.7 million, and other merger related costs of $4.8 million, principally related to integration costs incurred during the year and the termination of leases and other contractual obligations. At December 31, 1997, accounts payable and accrued expenses included accrued costs of $3.1 million related to the termination of employees, leases and other contractual obligations substantially all of which were paid during 1998.

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

NET INCOME. Net income (loss) increased $24.8 million to net income of $16.8 million in 1998 as compared to a net loss of ($8.0) million in 1997. Net income
(loss) as a percentage of net sales was 4.8% in 1998 compared to (2.9%) in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1969, the Company principally has funded its operations, working capital needs and capital expenditures primarily from operations. The proceeds from its initial public offering were (i) distributed to stockholders of the Company in connection with the Company's prior status as an S corporation under the Internal Revenue Code of 1986, as amended, and (ii) used for general corporate purposes, including working capital purposes as needed and strategic transactions, including acquisitions of businesses, products and technologies.

Cash flows from operations are principally comprised of net income (loss) and depreciation and are primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of the sales cycle and installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In 1999, accounts receivable from customers have been collected on average within 119 days. This represents an increase of 13 days in terms of average days to collect receivables from customers. The increase is partially attributable to unbilled receivables related to contracts accounted for using long term contract accounting combined with a lengthening of customer payment patterns.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements, and the purchase and sale of investment grade marketable securities and in 1999 include the purchase of two buildings located in South Burlington, Vermont for additional office space. The Company expects these activities to continue. Investing activities may also include purchases of interests in, loans to and acquisitions of complementary products, technologies and businesses. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

Cash flows from financing activities historically relate to purchases of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan. During 1999, all outstanding debt of EDiX Corporation was paid. During 1998 other financing activities related to the recapitalization of the real estate affiliate from debt to equity.

Cash, cash equivalents and marketable securities at December 31, 1999 were $68.4 million, a decrease of $56.8 million from December 31, 1998. The decrease was due to equipment and leasehold improvements of $28.0 million, payment of EDiX Corporation's debt and other liabilities of approximately $14.0 million, two building purchases in South Burlington, Vt., for approximately $7.5 million, the purchase of an 80% interest in ChannelHealth for $6.5 million and cash used by operating activities offset by proceeds related to the exercise of stock options. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate which will expire on June 30, 2000. There were no borrowings as of December 31, 1999 or 1998.

The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements dictate. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. The Company plans to continue increasing the number of its professional staff during 2000 to meet anticipated sales volume and to support research and development efforts. To the extent necessary to support increases in staffing, the Company intends to obtain additional office space.

The Company is currently negotiating to acquire the Company's headquarters in South Burlington, Vermont for approximately $15 million from BDP Realty, a related entity which is included in the Company's consolidated financial statements. The Company started construction on an expansion of its corporate headquarters facility in South Burlington, Vermont, in November 1999, and is considering various options for financing including a construction loan, sale lease-back arrangement or funding from operations. The Company anticipates that it will spend approximately $16 million on construction to expand its Corporate Headquarters facility. From time to time, based on the Company's requirements, the Company may consider other purchases of additional land or the construction of additional office space. Currently, the Company has made no material lease or purchase commitments other than the purchase of the Company's headquarters mentioned above.

The Company believes that current operating funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company's revenues or income.

NEW ACCOUNTING STANDARDS

In October 1997, the Accounting Standards Executive Committee of the American Institute (ACSEC) of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," which the Company adopted on January 1, 1998. SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" deferred the effective date of certain aspects of SOP 97-2. These statements supersede SOP 91-1, Software Revenue Recognition, and provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions entered into in fiscal years beginning after December 15, 1997. The adoption of SOP 97-2, as amended by SOP 98-4, did not have a material impact on the Company's revenues and results of operations.

The Company periodically enters into certain long-term contracts to which SOP No. 81-1 "Accounting for Performance of Construction-Type and Certain
Production-Type Contracts" is applied. For these agreements, revenue is recognized under a percentage of completion basis as appropriate measures of completion for contract are achieved.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company adopted SFAS No. 131 effective with the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company views its operations and manages its business as three operating segments categorized as follows: information systems and services, Internet services and content, and medical transcription services. Substantially all of the Company's operations are in the United States.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded. In other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is presently analyzing the impact, if any, that the adoption of SFAS No. 133 will have on its financial condition or results of operations.

In December 1999. The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is presently analyzing the impact, if any, that the adherence to the SAB will have on its financial condition or results of operations.

BACKLOG

At December 31, 1999, the Company had total backlog of $340.6 million, including $110.2 million attributable to systems sales and $230.4 million attributable to services. Systems sales backlog consists of fees due under signed contracts which have not yet been recognized as revenues. Service backlog represents contracted software maintenance services, consulting services, remote computing service fees and medical transcription service fees for a period of 12 months. At December 31, 1998, the Company had total backlog of $299.3 million, including $129.0 million attributable to systems sales and $170.3 million attributable to services. Of the total 1999 backlog of $340.6 million, the Company expects that $40.9 million will not be fulfilled in the current fiscal year.


YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of its internal use systems (both information technology related and non-information technology related) and its products (including third party products included in its products) and also completed and implemented contingency planning. As a result of those efforts, the Company experienced no significant disruptions in its products (including third party products included in its products), internal use information technology systems, and internal use non-information technology systems, and the Company believes all of those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company expensed approximately $9.6 million during 1999 in connection with remediating its systems. The total remaining project costs, approximately $2.1 million, relate to staffing for Year 2000 issues pursuant to contingency plans and remediation efforts for internal systems and will be charged to expense as incurred. The Company will continue to monitor its products (including third party products included in its products), mission critical computer applications, and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

This Annual Report on Form 10-K contains "forward-looking statements" as defined in Section 21E of the Securities and Exchange Commission Act of 1934. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of IDX Systems Corporation to differ materially from those indicated by these forward-looking statements including among others, the factors set forth below. If any risk or uncertainty identified in the following factors actually occurs, IDX's business, financial condition and operating results would likely suffer. In that event, the market price of IDX's common stock could decline and you could lose all or part of the money you paid to buy IDX's common stock.

The following important factors affect IDX's business and operations generally or affect more than one segment of our business and operations:

IDX STOCK PRICES MAY CONTINUE TO BE VOLATILE. IDX has experienced, and expects to continue to experience fluctuations in its stock price due to a variety of factors including:

- delay in customers purchasing decisions due to a variety of factors such as consolidation, management changes and regulatory developments;
-    market prices of competitors;
- announcements of technological innovations, including Internet delivery of information and use of alication service provider technology;
-    new product introductions by IDX or its competitors;
- market conditions particularly in the computer software and Internet industries; and
-    healthcare reform measures and healthcare regulation.

These fluctuations have had a significant impact on the market price of our common stock, and may have a significant impact on the future market price of our common stock.

These fluctuations may affect operating results as follows:

-    ability to transact stock acquisitions; and
-    ability to retain and incent key employees.

ADVERSE FINANCIAL TRENDS INCLUDING DECLINING NET INCOME AND CASH FROM OPERATIONS HAVE AND MAY CONTINUE. Year over year net income and cash from operations have generally declined since 1995. In 1999, IDX generated a net loss of approximately $7.9 million. If these negative trends continue, IDX will have difficulty financing future growth and funding operating initiatives, including future acquisitions.

IDX EXPECTS ITS QUARTERLY OPERATING RESULTS TO FLUCTUATE AND ITS CUSTOMER SALES AND INSTALLATION REQUIREMENTS TO CHANGE. IDX expects its quarterly results of operations to continue to fluctuate. Because a significant percentage of IDX's expenses are relatively fixed, the following factors could cause these fluctuations:

- delay in customers purchasing decisions due to a variety of factors such as consolidation and management changes;
- delay in customers' purchasing decisions due to customers' year 2000 problems;
-    the  volume  and  timing of systems  sales and  installations;
-    recognizing revenue at various points during the installation  process;
- the timing of new product and service introductions and product upgrade releases; and
-    the sales and implementation cycles of IDX's customers.

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

IDX MAY NOT BE SUCCESSFUL IN IMPLEMENTING ITS ACQUISITION STRATEGY. IDX intends to continue to grow in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. IDX may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into its current business and operations. Factors which may affect IDX's ability to expand successfully include:

- the generation of sufficient financing to fund potential acquisitions and alliances;
-    the  successful   identification  and  acquisition  of  products,
     technologies  or  businesses;
-    effective  integration  and  operation  of the
     acquired or aligned products, technologies or businesses despite technical difficulties, geographic limitations and personnel issues; and
-    overcoming   significant   competition   for   acquisition   and   alliance
     opportunities from companies that have significantly greater financial and management resources.

IDX'S SUCCESS DEPENDS ON NEW PRODUCT DEVELOPMENT AND ITS ABILITY TO RESPOND TO RAPIDLY CHANGING TECHNOLOGY. To be successful, IDX must enhance its existing products, respond effectively to technology changes and help its clients adopt new technologies. In addition, IDX must introduce new products and technologies to meet the evolving needs of its clients in the healthcare information systems market. IDX may have difficulty in accomplishing this because of:

- the continuing evolution of industry standards, for example, transaction standards pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA); and

- the creation of new technological developments, for example, Internet and application service provider technology.

IDX is  currently  devoting  significant  resources  toward the  development  of enhancements to its existing products, particularly in the area of Internet-based functionality and the migration of existing products to new hardware and software platforms, including relational database technology, object-oriented programming and application service provider technology. However, IDX may not successfully complete these product developments or the adaptation in a timely fashion, and IDX's current or future products may not satisfy the needs of the healthcare information systems market. Any of these developments may adversely affect IDX's competitive position or render its products or technologies noncompetitive or obsolete.

POLITICAL, ECONOMIC AND REGULATORY CHANGES AND CONSOLIDATION IN THE HEALTHCARE INDUSTRY MAY CAUSE IDX TO SUFFER FINANCIALLY. IDX currently derives substantially all of its revenues from sales of financial, administrative and clinical healthcare information systems and related services within the healthcare industry. As a result, the success of IDX is dependent in part on the political and economic conditions in the healthcare industry.

Virtually all of IDX's customers and the other entities with which IDX has a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation, including Medicare and Medicaid regulation. Accordingly, IDX's customers and the other entities with which IDX has a business relationship are affected by changes in such regulations and limitations in governmental spending for Medicare and Medicaid programs. Recent actions by Congress have limited governmental spending for the Medicare and Medicaid programs, limited payments to hospitals and other providers under such programs, and increased emphasis on competition and other programs that potentially could have an adverse effect on IDX's customers and the other entities with which IDX has a business relationship. In addition, Federal and state legislatures have considered proposals to reform the U.S. healthcare system at both the federal and state level. If enacted, these proposals could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of IDX's customers and the other entities with which IDX has a business relationship. IDX's customers and the other entities with which IDX has a business relationship could react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for IDX's products and services.

In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for IDX's products and services. If IDX is forced to reduce its prices, its operating margins would decrease. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater.

THERE IS INTENSE COMPETITION IN THE MARKET FOR HEALTHCARE INFORMATION SYSTEMS AND IF IDX FAILS TO COMPETE SUCCESSFULLY, IT WILL SUFFER FINANCIALLY. The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. IDX believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the features and capabilities of the systems, the price of system and product offerings, the ongoing support for the systems, and the potential for enhancements and future compatible products.

Some of the IDX's competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that it does not offer. The Company's principal existing competitors include Cerner Corporation, Eclipsys Corporation, McKesson HBOC, Inc. and Shared Medical Systems Corporation, each of which offers a suite of products that compete with many of IDX's products. There are other competitors that offer a more limited number of competing products. Many of IDX's competitors have also announced or introduced Internet strategies that will compete with IDX's Internet applications and services. IDX may be unable to compete successfully against these organizations. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services.

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

GOVERNMENT REGULATION MAY IMPOSE BURDENS AND COSTS ON IDX'S OPERATIONS. Virtually all of IDX's customers and the other entities with which IDX has a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation. Because IDX's products and services are designed to function within the structure of the healthcare financing and reimbursement systems currently in place in the United States, and because IDX is pursuing a strategy of developing and marketing products and services that support its customers' regulatory and compliance efforts, IDX may become subject to the reach of, and liability under, these regulations.

The Federal Anti-Kickback Law, among other things, prohibits the direct or indirect payment or receipt of any remuneration for Medicare, Medicaid and certain other Federal or state healthcare program patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by the federal health care programs. Violations of the Federal Anti-Kickback Law may result in civil and criminal sanction and liability, including the temporary or permanent exclusion of the violator from government health programs, treble damages and imprisonment for up to five years for each violation. If the activities of a customer of IDX or other entity with which IDX has a business relationship were found to constitute a violation of the Federal Anti-Kickback Law and IDX, as a result of the provision of products or services to such customer or entity, was found to have knowingly participated in such activities, IDX could be subject to sanction or liability under such laws, including the exclusion of IDX from government health programs. As a result of exclusion from government health programs, IDX customers would not be permitted to make any payments to IDX.

The Federal Civil False Claims Act and the Medicare/Medicaid Civil Money Penalties regulations prohibit, among other things, the filing of claims for services that were not provided as claimed, which were for services that were not medically necessary, or which were otherwise false or fraudulent. Violations of these laws may result in civil damages, including treble and civil penalties up to $11,000 for each false claim filed. In addition the Medicare/Medicaid and other Federal statutes provide for criminal penalties for such false claims, including fines of up to $25,000 and imprisonment up to five years for each offense. If, as a result of the provision by IDX of products or services to its customers or other entities with which IDX has a business relationship, IDX provides assists with the provision of inaccurate financial reports to the government under these regulations, or IDX is found to have knowingly recorded or reported data relating to inappropriate payments made to a healthcare provider, IDX could be subject to liability under these laws.

HIPAA contains provisions regarding standardization, privacy, security, and administrative simplification in healthcare. As a result of regulations now proposed under HIPAA, IDX will make investments to support customer operations in areas, such as:

-   electronic data transactions;
-   computer system security; and
-   patient privacy.

Although it is not possible to anticipate the final form of regulations under HIPAA, IDX has made and expects to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA's impact may require IDX to make investments in new products or charge higher prices. It may be expensive to implement security or other measures designed to comply with any new legislation or regulation.

The United States Food and Drug Administration has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, IDX, as a manufacturer of such products, could be required, depending on the product, to:

-    register and list its products with the FDA;
- notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or
- obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

Depending on the intended use of a device, the FDA could require IDX to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires this data, IDX would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. IDX cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act's general controls, including those relating to good manufacturing practices and adverse experience reporting.

Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, IDX expects that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed. The FDA can impose extensive requirements governing pre- and post-market conditions like service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

SYSTEM ERRORS IN IDX'S HEALTHCARE INFORMATION SYSTEMS COULD CAUSE UNFORESEEN LIABILITIES. IDX's healthcare information systems are very complex. As with complex systems offered by others, IDX's healthcare information systems may contain errors, especially when first introduced. IDX's healthcare information systems are intended to provide information to healthcare providers for use in the diagnosis and treatment of patients. Therefore, users of IDX's products may have a greater sensitivity to system errors than the market for software products generally. Failure of an IDX customer's system to perform in accordance with its documentation could constitute a breach of warranty and require IDX to incur additional expense in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract and subject IDX to liability.

CLAIMS BY OTHER COMPANIES THAT IDX'S PRODUCTS INFRINGE THEIR PROPRIETARY RIGHTS COULD HINDER OR BLOCK IDX'S ABILITY TO SELL ITS PRODUCTS, SUBJECT IDX TO SIGNIFICANT MONETARY LIABILITY AND DIVERT THE TIME AND ATTENTION OF ITS MANAGEMENT. If any of IDX's products violate third party proprietary rights, IDX may be required to reengineer its products or seek to obtain licenses from third parties to continue offering its products without substantial reengineering. Any efforts to reengineer IDX's products or obtain licenses from third parties may not be successful, in which case IDX may be forced to stop selling the infringing product or remove the infringing functionality or feature. IDX may also become subject to damage awards as a result of infringing the proprietary rights of others, which could cause IDX to incur additional losses and have an adverse impact on its financial position. IDX does not conduct comprehensive patent searches to determine whether the technologies used in its products infringe patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

IDX'S COMPETITIVE POSITION WOULD BE ADVERSELY AFFECTED IF IT WERE UNABLE TO PROTECT ITS PROPRIETARY TECHNOLOGY. IDX's success and competitiveness are dependent to a significant degree on the protection of its proprietary technology. IDX relies primarily on a combination of copyrights, trade secret laws and restrictions on disclosure to protect its proprietary technology. Despite these precautions, others may be able to copy or reverse engineer aspects of IDX's products, to obtain and use information that IDX regards as proprietary or to independently develop similar technology. Litigation may be necessary in the future to enforce or defend IDX's proprietary technology or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources.

IDX MAY HAVE CONFLICTS OF INTERESTS WITH SOME OF ITS EXECUTIVES. Richard E. Tarrant, President, Chief Executive Officer and Director, and Robert H. Hoehl, Chairman of the Board of Directors, indirectly own, through various entities, real estate which IDX leases in connection with its operations. During 1999, IDX paid an aggregate of approximately $2.1 million in connection with these leases. IDX is currently negotiating to contract to purchase its headquarters facilities in South Burlington, Vermont from a real estate entity owned by Richard E. Tarrant and Robert H. Hoehl for a purchase price of approximately $15.0 million. IDX has commenced a $16 million construction project to expand its office facilities at that location. In connection with these arrangements, the economic interests of these executives and directors and IDX may diverge.

The following important factors affect our Internet services and content business segement or "ChannelHealth" business:

CHANNELHEALTH'S LIMITED OPERATING HISTORY MAY MAKE IT DIFFICULT TO VALUE AND EVALUATE ITS BUSINESS AND FUTURE PROSPECTS. ChannelHealth commenced operations October 1999 and only recently commercially released its first product. An evaluation of the risks and uncertainties of ChannelHealth's business will be difficult because of ChannelHealth's limited operating history. In addition, ChannelHealth's limited operating history means that it has less insight into how technological and market trends may affect its business. The revenue and income potential of ChannelHealth's business and market are unproven, and its business model is emerging and unproven. ChannelHealth's business and prospects must be considered in light of the risks and difficulties typically encountered by businesses in their early stages of development, particularly those in new and rapidly evolving markets such the Internet healthcare information industry.

CHANNELHEALTH HAS INCURRED SUBSTANTIAL LOSSES TO DATE AND MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY. ChannelHealth has incurred losses since it began operations. ChannelHealth incurred a net loss of ($3.5) million in the fourth quarter of 1999 and a net loss of ($5.5) million for the year ended December 31, 1999, and its accumulated deficit through December 31, 1999 was ($5.5) million. ChannelHealth cannot be certain if or when it will become profitable. ChannelHealth's failure to become profitable within the timeframe expected by IDX investors or at all may adversely affect the market price of IDX common Stock. ChannelHealth expects to continue to increase its expenses in an effort to develop its business and, as a result, will need to generate significant revenue to achieve profitability. Even if ChannelHealth does achieve profitability, there can be no assurance that ChannelHealth can sustain or increase profitability on a quarterly or annual basis in the future.

CURRENTLY, CHANNELHEALTH'S BUSINESS DEPENDS ON INTEGRATING INTERNET-RELATED TECHNOLOGY INTO ITS CUSTOMERS' BUSINESSES, AND, AS A RESULT, ITS BUSINESS WILL SUFFER IF USE OF THE INTERNET AS A MEANS FOR COMMERCE DECLINES. If commerce on the Internet does not continue to grow or grows slower than expected, the need for ChannelHealth's Internet healthcare information products and services could decline, resulting in fewer projects and reduced revenues. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

-        actual or perceived lack of security of information;
-        lack of access and ease of use;
-        congestion of Internet traffic or other usage delays;
-        inconsistent quality of service;
-        increase in access costs to the Internet;
-        evolving government regulation;
-        uncertainty regarding intellectual property ownership;
-        costs associated with the obsolescence of existing infrastructure; and
-        economic viability of the Internet commerce model.

Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results.

The adoption of Internet solutions by healthcare participants will require the acceptance of a new way of conducting business and exchanging information. The healthcare industry, in particular, relies on legacy systems that may be unable to benefit from ChannelHealth's Internet healthcare information services. To maximize the benefits of ChannelHealth's services, healthcare participants must be willing to allow sensitive information to be stored in ChannelHealth's databases. ChannelHealth can process transactions for healthcare participants that maintain information on their own proprietary databases. However, the benefits of ChannelHealth's connectivity and sophisticated services are limited under these circumstances. Customers using legacy and client-server systems may refuse to adopt new systems when they have made extensive investment in hardware, software and training for older systems.

GOVERNMENT REGULATION COULD ADVERSELY AFFECT CHANNELHEALTH'S BUSINESS. ChannelHealth's business will be subject to government regulation. Existing as well as new laws and regulations could adversely affect its business. Laws and regulations may be adopted with respect to the Internet or other on-line services covering issues such as:

-        user privacy;
-        system security;
-        pricing;
-        content;
-        copyrights;
-        distribution; and
-        characteristics and quality of products and services.

The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Demand for ChannelHealth's applications and services may be adversely affected by additional regulation of the Internet.

IF CHANNELHEALTH SYSTEMS EXPERIENCE SECURITY BREACHES OR ARE OTHERWISE PERCEIVED TO BE INSECURE, CHANNELHEALTH'S REPUTATION AND BUSINESS WILL SUFFER. A material security breach could damage ChannelHealth's reputation, cause users to lose confidence in ChannelHealth's systems or result in liability. ChannelHealth will retain confidential customer and patient information in its processing centers. ChannelHealth may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Any well-publicized compromise of Internet security could deter people from using the Internet or from conducting transactions that involve transmitting confidential information, including confidential healthcare information. Therefore, it is critical that these facilities and infrastructure remain secure and are perceived by the marketplace to be secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any damage to ChannelHealth's reputation or loss of user confidence as a result of a security breach could reduce the willingness of patients and physicians to use ChannelHealth's products and services and as a result, adversely affect ChannelHealth's business.

CHANNELHEALTH DEPENDS UPON A SINGLE TRANSACTION SERVICE PROVIDER TO PROVIDE MOST OF CHANNELHEALTH'S TRANSACTION SERVICES AND IF THAT PROVIDER IS UNABLE OR UNWILLING TO PROVIDE SUCH SERVICES, CHANNELHEALTH MAY NOT BE ABLE TO PROVIDE SERVICE TO ITS CUSTOMERS. ChannelHealth currently relies on ProxyMed for most of its electronic transaction services. ChannelHealth's reliance on a single provider of these services exposes ChannelHealth, and IDX as a reseller of ChannelHealth's products and services, to a number of risks, including the loss of customer goodwill and possible liability, if ProxyMed fails to provide transaction services. If ProxyMed is unable or unwilling to provide such services to ChannelHealth on a timely basis, ChannelHealth may be forced to engage additional or replacement providers, which could result in additional expenses and delays and disruptions in ChannelHealth's service.

PERFORMANCE PROBLEMS WITH THE SYSTEMS OF CHANNELHEALTH'S TRANSACTION, SERVICE AND CONTENT PROVIDERS COULD HARM CHANNELHEALTH'S BUSINESS. ChannelHealth will depend on service and content providers to provide transactions and information on a timely basis. ChannelHealth's Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, ChannelHealth's customers will depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. All of these providers have experienced significant outages in the past and could experience outages, delays and other difficulties in the future due to system failures unrelated to ChannelHealth's systems. Any significant interruptions in ChannelHealth's services or increases in response time could result in a loss of potential or existing customers, strategic partners, advertisers or sponsors and, if sustained or repeated, would likely reduce the attractiveness of ChannelHealth's services.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDX does not currently use derivative financial instruments. The Company generally places its marketable security investments in high credit quality instruments primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

Internationally, IDX invoices customers in United States currency. The Company is not currently exposed to foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through December 31, 1999, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition.

Interest income on the Company's investments is included in "Other income, net." The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115.
"Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholder's equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except for per share data)

                                                            December 31,
                                                        1999         1998
                                                    --------------------------
Assets
Current assets:
    Cash and cash equivalents                           $  18,487    $ 11,558
    Securities available-for-sale                          49,872     113,574
    Accounts receivable, less allowance of $3,300
      in 1999 and $2,615 in 1998 for doubtful
      accounts                                            110,759     102,179
    Prepaid and other current assets                        5,352       5,403
    Deferred tax asset                                      7,691       4,720
                                                       ----------------------
       Total current assets                               192,161     237,434

Property and equipment:
    Equipment and leasehold improvements, net of
      accumulated depreciation and
        amortization                                      39,877      27,688
    Real estate, net of accumulated depreciation          18,388       8,261
                                                       ---------------------
                                                          58,265      35,949
Other:
    Capitalized software costs, net                          414         665
    Other assets                                          17,107      12,868
    Deferred tax asset                                     3,200       2,307
                                                       ---------------------
Total assets                                           $ 271,147    $289,223
                                                       =====================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                   $  15,782    $ 17,535
    Accrued expenses                                      22,188      20,949
    Federal and state taxes payable                           --       5,429
    Deferred revenue                                      17,459      18,239
    Note payable and current portion of long-term debt        --       5,611
                                                       ---------------------
        Total current liabilities                         55,429      67,763
Long-term debt, less current portion                          --       2,261
Commitments and contingencies                                 --          --
Minority interest                                          9,204       8,988
Stockholders' equity:
    Preferred stock, par value $0.01 per share,
      5,000 shares  authorized,  none issued
    Common stock, par value $0.01 per share,
      100,000 shares authorized, issued and
      outstanding 27,813 shares and 27,393
      shares in 1999 and 1998, respectively                 278         274
    Additional paid-in capital                          179,640     175,035
    Retained earnings                                    26,812      34,756
    Cumulative unrealized gains (losses)
      on securities available-for-sale                     (216)        146
                                                       --------------------
          Total stockholders' equity                    206,514     210,211
                                                       --------------------
Total liabilities and stockholders' equity             $271,147    $289,223
                                                       ====================

See accompanying notes.
                                    Page 37

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except for per share data)

                                             Year Ended December 31,
                                              ----------------------
                                      1999            1998            1997
                                     ------------------------------------------
Revenues:
   Systems sales                      $124,609        $178,555        $134,499
   Maintenance and service fees        216,390         171,632         137,508
                                     ------------------------------------------
Total revenues                         340,999         350,187         272,007

Operating expenses:
     Cost of sales                     216,554         196,480         154,605
     Selling, general and
       administrative                   79,873          68,234          62,577
     Research and development           53,176          47,278          37,395
     Write-off of acquired
       research and development costs        -           3,201           2,290
     Merger and related costs            4,045               -          20,030
                                      -----------------------------------------
Total operating expenses               353,648         315,193         276,897
                                      -----------------------------------------
Operating income (loss)                (12,649)          34,994         (4,890)
Other (income) expense:
     Interest income                    (4,113)         (6,382)         (6,322)
     Interest expense                      866           1,312             637
     Loss on investment impairment       1,642               -               -
     Minority interest                   1,129           1,070             539
                                      -----------------------------------------
Total other income                        (476)         (4,000)         (5,146)
                                      -----------------------------------------
Income (loss) before income taxes      (12,173)          38,994             256

Income tax provision (benefit)          (4,229)          22,160           8,238
                                      ------------------------------------------

Net income (loss)                     $ (7,944)        $ 16,834        $(7,982)
                                      =========================================

Basic net income (loss) per share     $  (0.29)        $   0.62        $ (0.30)
                                      =========================================
Basic weighted average shares
  outstanding                           27,723          27,345          26,672
                                      =========================================

Diluted net income (loss) per share   $ (0.29)        $  0.60         $ (0.30)
                                      =========================================
Diluted weighted average shares
  outstanding                          27,723          28,170          26,672
                                      =========================================

See accompanying notes.
                                    Page 38

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                  (in thousands)

                                                        Unrealized
                                                       Gain
                     Common Stock                      (Loss) on
                     ------------  Additional          Securities  Total
                            Par    Paid In   Retained  Available-  Stockholders'
                    Shares  Value  Capital   Earnings  for-Sale    Equity
                  --------------------------------------------------------------

Balances at
December 31, 1996   25,867  $ 259  $133,015   $25,904  $   (7)     $ 159,171

 Comprehensive loss:
  Net loss                                     (7,982)                (7,982)
  Unrealized gains on
   securities
   available for sale                                     143            143
                                                                         ---
Comprehensive loss                                                   (7,839)
 Stock issued upon
   exercise of
   nonqualified
   stock options        73      1     1,153                            1,154
 Tax benefit related
   to exercise of
   nonqualified
   stock options                      3,059                            3,059
 Stock issued upon
   exercise of
   incentive stock
   options             419      4     3,887                            3,891
 Stock issued
   pursuant to
   employee stock
   purchase plan        54            1,408                            1,408
 Stock issued to
   401(k) plan          21              437                              437
 Issuance of stock     340      4    16,570                           16,574
                  --------------------------------------------------------------
Balances at
December 31, 1997   26,774    268   159,529    17,922     136        177,855

 Comprehensive income:
  Net income                                   16,834                 16,834
  Unrealized gains on
   securities
   available for sale                                      10             10
                                                                          --
Comprehensive income                                                 16,844
 Stock issued upon
  exercise of
  nonqualified
  stock options        137      1     3,971                            3,972
 Tax benefit
  related to
  exercise of
  nonqualified
  stock options                       2,335                            2,335
 Stock issued upon
  exercise of
  incentive stock
  options              293      3     4,277                            4,280
 Stock issued
  pursuant to
  employee stock
  purchase plan         96      1     2,878                            2,879
 Stock issued to
  401(k) plan            5              198                              198
 Issuance of stock      88      1     1,847                            1,848
                  --------------------------------------------------------------
Balances at
December 31, 1998   27,393    274   175,035    34,756     146        210,211

 Comprehensive loss:
  Net loss                                     (7,944)                (7,944)
  Unrealized losses
   on securities
   available for sale                                    (362)          (362)
                                                                        -----
Comprehensive loss                                                   (8,306)
 Stock issued
  upon exercise
  of nonqualified
  stock options         38              145                              145
 Tax benefit
  related to
  exercise of
  nonqualified
  stock options                         428                              428
 Stock issued upon
  exercise of
  incentive stock
  options               87      1       777                              778
 Stock issued
  pursuant to
  employee stock
  purchase plan        125      1     3,206                            3,207
 Stock issued
  under IDX director
  stock option plan      2               33                               33
 Stock issued to
  401(k) plan            1               16                               16
 Issuance of stock     167      2                                          2
                  --------------------------------------------------------------
Balances at
December 31, 1999   27,813  $ 278  $179,640  $ 26,812  $ (216)      $206,514
                  ==============================================================

See accompanying notes.
                                    Page 39

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Year Ended December 31,
                                             1999          1998        1997
                                           ------------------------------------
OPERATING ACTIVITIES
Net income (loss)                            $(7,944)      $16,834     $(7,982)
Adjustments to reconcile net income
  (loss) to net cash (used in)
  provided by operating activities:
  Depreciation                                13,965        13,733       9,652
  Amortization                                 1,407           209         813
  Deferred tax (benefit) provision,
    net of business acquisitions              (3,864)        2,937      (5,864)
  Increase in allowance for doubtful
    accounts                                     685         1,512         815
  Minority interest                            1,129         1,070         539
  Loss on investment impairment                1,642             -           -
  Write-off of acquired in-process
    research and development costs                 -         3,201       2,290
  Write-off of goodwill                            -             -       4,831
  Write-off of capitalized software
    costs and equipment                            -             -       7,406
  Changes in operating assets and
    liabilities, net of business
    acquisitions:
      Accounts receivable                     (9,279)      (34,283)    (19,390)
      Prepaid expenses and other assets        3,011         2,062      (2,636)
      Accounts payable and accrued expenses     (514)        2,535      11,261
      Federal and state taxes payable         (5,628)        5,429      (6,815)
      Deferred revenue                          (780)       (3,299)      4,805
                                            -----------------------------------
Net cash (used in) provided by
  operating activities                        (6,170)       11,940        (275)

INVESTING ACTIVITIES
Purchase of property and equipment, net      (35,519)      (16,962)    (18,311)
Purchase of securities available-for-sale   (194,027)     (250,035)   (151,537)
Proceeds from sale of securities available-
  for-sale                                   257,366       238,297     150,919
Business acquisitions                         (6,500)       (5,293)     (6,762)
Other assets                                  (4,058)       (5,316)     (1,649)
                                            -----------------------------------
Net cash provided by (used in)
  investing activities                        17,262       (39,309)    (27,340)

FINANCING ACTIVITIES
Proceeds from sale of common stock             4,181        13,178      23,401
Tax benefit related to exercise of
  nonqualified stock options                     428         2,335       3,059
Proceeds from debt issuances                   3,501        12,332       3,123
Contributions to (distributions from)
  affiliates, net                               (900)        6,000        (700)
Proceeds from note payable                         -             -       3,350
Principal repayments of long-term debt       (11,373)       (9,659)     (2,697)
                                            -----------------------------------
Net cash (used in) provided by financing
  activities                                  (4,163)       24,186      29,536

                                            -----------------------------------
Increase (decrease) in cash and cash
  equivalents                                  6,929       (3,183)       1,921
Cash and cash equivalents at beginning
  of year                                     11,558       14,741       12,820
                                            -----------------------------------
Cash and cash equivalents at end of year     $18,487      $11,558      $14,741
                                            ===================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                         $ 764      $ 1,274        $ 631
                                            ===================================
Cash paid for income taxes                    $5,266      $ 5,362      $17,382

                                            ===================================
NONCASH INVESTING ACTIVITIES:
Issuance of common stock related
to acquisitions                                    -            -        $ 64
                                            ===================================

See accompanying notes.
                                    Page 40

                             IDX SYSTEMS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999

1.   SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION

IDX Systems Corporation (IDX or the Company) provides healthcare information systems and services to physician groups, management services, hospitals, and large integrated healthcare delivery enterprises principally located in the United States. Revenues are derived from the licensing of software, the provision of maintenance and services related to systems sales, the provision of medical dictation and transcription services, and Internet based services and content.

In July 1997, IDX completed its merger ("Phamis Merger") with PHAMIS, Inc. ("PHAMIS") in a stock for stock transaction. The transaction, which was accounted for as a pooling-of-interests, was effected through the exchange of
 .73 shares of IDX common stock in exchange for each PHAMIS share outstanding. Approximately 4.6 million shares of common stock were issued in connection with the Phamis Merger. PHAMIS was a Seattle-based provider of enterprise-wide, patient-centered healthcare information systems.

In April 1999, IDX completed its merger ("EDiX Merger") with EDiX Corporation ("EDiX") in a stock for stock transaction. The transaction, which was accounted for as a pooling-of-interests, was effected through the exchange of .084 shares of IDX common stock in exchange for each EDiX share outstanding. Approximately
1.0 million shares of common stock were issued in connection with the EDiX Merger. EDiX is a provider of medical transcription services.

The consolidated financial statements for all periods prior to the Phamis Merger and EDiX Merger have been restated to include the accounts and results of operations of PHAMIS and EDiX. No adjustments were required to conform the financial reporting policies of IDX, PHAMIS and EDiX for the periods presented.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its subsidiaries and a real estate trust. Investments in entities, representing an ownership interest of less than 20%, are accounted for under the cost method.

The Company leases a substantial portion of its space, including its corporate headquarters and certain sales and support offices, from real estate partnerships and trusts owned by stockholders and certain key employees of the Company. These real estate partnerships and trusts include 116 Huntington Avenue Limited Partnership ("HLP"), BDP Realty Associates ("BDP") and other real estate partnerships and trusts ("REPs"). The Company's consolidated financial statements include the accounts of the Company and BDP, whose real estate is leased exclusively by the Company and for which the Company is subject to substantially all the risks of ownership. Real estate owned by HLP and REPs is leased to the Company under operating leases. All transactions between the Company and BDP are eliminated. Minority interest represents net income and equity of BDP.

REVENUE RECOGNITION

In 1997, the Company recognized revenue in accordance with the provisions of Statement of Position ("SOP") No. 91-1, "Software Revenue Recognition." In October 1997 and December 1998, the American Institute of Certified Public Accountants issued SOP No. 97-2, as amended by SOP No. 98-4, "Software Revenue Recognition," and SOP 98-9 respectively which supersedes SOP 91-1. In 1998, the Company adopted SOP No. 97-2, which generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on objective evidence that is specific to the vendor. If the vendor does not have evidence of the fair value for all the elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. Additionally, the Company periodically enters into certain long term contracts to which SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," is applied. For these agreements, revenue is recognized under a percentage of completion basis as appropriate measures of completion for each contract are achieved. The Company also generates service revenues from the sale of product maintenance contracts and consulting contracts.

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

RESEARCH AND DEVELOPMENT COSTS

Research and development  costs are expensed as incurred.  Software  development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model. Software development costs, when material, are stated at the lower of unamortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to revenues of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for each product based on the greater of the amount computed using (i) the ratio of current revenues to total current and anticipated future revenues for the related software or (ii) the straight-line method over a three-year life or the product's estimated economic life, if shorter. Capitalized software development costs of $414,000 and $665,000 at December 31, 1999 and 1998, respectively, net of accumulated amortization, are included in other assets in the accompanying balance sheets. Amortization of capitalized software amounted to $251,000, $203,000 and $806,000 in 1999, 1998 and 1997, respectively. In connection with the Phamis Merger in 1997, the Company wrote-off $5.6 million of capitalized software development costs attributable to the elimination of overlapping and obsolete products.

CASH EQUIVALENTS

The Company considers highly liquid investments generally with a maturity of three months or less when purchased, to be cash equivalents.

RISKS AND UNCERTAINTIES

CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, securities available-for-sale and trade receivables. The carrying value of these financial instruments approximates fair value.

The Company invests excess cash primarily in money market mutual funds and tax exempt municipal funds with high credit ratings, debt securities with highly rated issuers and treasury notes and bonds issued by the United States Government and the State of Vermont.

The Company's customers are substantially all large integrated healthcare delivery enterprises principally located in the United States. To reduce credit risk, the Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at December 31, 1999. The Company's losses related to collection of trade accounts receivables have consistently been within management's expectations.

SIGNIFICANT ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions by management affect the Company's allowance for doubtful accounts, revenue recognition and certain accrued expenses. Actual results could differ from those estimates.

AVAILABLE-FOR-SALE SECURITIES

The Company accounts for investment securities based on SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 provides the accounting and reporting requirements for investments in securities that have readily determinable fair values and for all investments in debt securities. All of the Company's investments have been classified as available-for-sale securities at December 31, 1999 and 1998. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of stockholders' equity.

PROPERTY AND EQUIPMENT

Real estate, which includes land, buildings and related improvements owned directly by the Company and BDP, is stated at cost. Buildings and related improvements are depreciated using the straight-line method over their estimated useful lives of 30 to 40 years.

Equipment is stated at cost and is depreciated over its estimated useful life using the straight-line method. Depreciation is generally computed based on useful lives of two to five years for computer equipment and software and five to ten years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the respective lease or the estimated useful life of the asset.

The Company includes costs of developing and obtaining software for internal use, following its adoption of SOP No. 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use," in Property and Equipment.

LONG-LIVED ASSET IMPAIRMENT

In accordance with SFAS No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets' recovery. The amount of the impairment loss is recognized based on an analysis of discounted cash flows estimated to be derived from the impaired asset.

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

NET INCOME (LOSS) PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share which includes the dilutive effect of options, warrants and other convertible securities, is similar to the previously reported fully diluted earnings per share.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded. In other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is presently analyzing the impact, if any, that the adoption of SFAS No. 133 will have on its financial condition or results of operations.

In December 1999. The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is presently analyzing the impact, if any, that the adherence to the SAB will have on its financial condition or results of operations.


2.  BUSINESS COMBINATIONS

In April 1999, the Company completed the EDiX Merger with EDiX, a provider of medical transcription services, which became a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests and accordingly, the accompanying financial statements include the accounts of EDiX for all periods presented. In connection with the merger, the Company incurred approximately $4.0 million of merger and related costs consisting principally of transaction costs of $2.4 million, write-offs and adjustments of long-lived assets, principally computer equipment of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

The results of operations previously reported by the separate enterprises and the consolidated amounts for the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997 are summarized below.


                    Three months ended,   Year ended,          Year ended,
                    March 31, 1999        December 31, 1998    December 31, 1997
                    ------------------------------------------------------------
                                         (in thousands)
Total revenues:
    IDX             $ 60,181              $ 321,676            $ 251,417
    EDiX               9,469                 28,511               20,590
                    -----------------------------------------------------------
Consolidated        $ 69,650              $ 350,187            $ 272,007
                    ============================================================

Net income (loss):
    IDX             $ (6,900)             $  30,228            $   7,962
    EDiX              (1,678)               (13,394)             (15,944)
                    ------------------------------------------------------------
Consolidated        $ (8,578)             $  16,834            $  (7,982)
                    ============================================================

On April 1, 1999, the Company acquired an 80% interest in Channelhealth, Inc., a Massachusetts corporation, for $6.5 million. The acquisition was accounted for under the purchase method.

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

Had these acquisitions occurred as of the beginning of the years in which they occurred, the pro forma operating results for 1999, 1998 and 1997 would not be materially different than as reported in the accompanying consolidated financial statements.

In July 1997, the Company completed the Phamis Merger with PHAMIS which became a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests and, accordingly, the accompanying financial statements include the accounts of PHAMIS for all periods presented. In connection with the Merger, the Company incurred approximately $20.0 million of merger and related costs consisting principally of transaction costs of $5.1 million, write-offs and adjustments of $7.4 million of long-lived assets, primarily capitalized software development costs and equipment due to the elimination of overlapping and obsolete products and operations, employee termination and related costs of $2.7 million and other merger related costs of $4.8 million related to integration costs incurred during the year and the termination of leases and other contractual obligations.

Computerized Patient Record Services, Inc.

In June  1997,  EDiX  purchased  all of the  outstanding  stock of  Computerized
Patient Record Services, Inc. ("CPRS") for $250,000 cash and 15,900 shares of Series A preferred stock valued at $63,600. Direct costs of the acquisition totaled $63,177. Excess of purchase price over net assets acquired of $353,769 was recorded as a covenant not-to-compete and is being amortized over its useful life of three years. The transaction was accounted for as a purchase; accordingly, the results of operations of CPRS have been included in EDiX's consolidated financial statements from the date of acquisition. In addition, the purchase agreement includes the issuance ofup to 70,750 shares of EDiX Series A convertible preferred stock valued at $283,000 contingent upon the achievement of certain profitability based milestones.

In connection with the acquisition, EDiX entered into an employment agreement with a former shareholder of CPRS whereby additional consideration may be earned subject to certain revenue targets. These amounts will be recorded as additional purchase price upon achievement of such targets.

Rocky Mountain Transcription

In February 1997, EDiX purchased all of the assets of Rocky Mountain Transcription ("RMT") for $12,500 cash and note for $87,500, payable in seven equal quarterly installments of $12,500 beginning July 1, 1997 and ending January 1, 1999. The agreement includes a contingent payment of $25,000 based on the execution of a contract with a certain customer. The transaction was accounted for as a purchase. Excess of purchase price over net assets acquired of $125,000 was recorded as a covenant not-to-compete and is being amortized over its useful life of three years. In connection with the agreement, EDiX entered into a three-year employment agreement with a principal of RMT.

Health Information Associates, L.L.C.

In January 1997, EDiX purchased all of the membership interest of Health Information Associates, L.L.C. ("HIA") for $3,895,294 cash. Direct costs of the acquisition totaled $21,076. Net assets acquired were $945,738 resulting in goodwill of $2,970,632 which was subsequently written off in 1997 based on the Company's analysis that future cash flows were insufficient to support the value of goodwill.

3.  SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 effective with the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Up to and including the first quarter of 1999, the Company has viewed its operations and managed its business as principally one segment, healthcare information solutions that include software, hardware and related services. During the second quarter of 1999, the Company acquired two companies that have separate and distinct financial information and operating characteristics. When applicable, the information for the reportable segments has been restated for the prior year in order to conform to the 1999 presentation.

The Company's three business units have separate management teams and infrastructures that offer different products and services. Accordingly, these business units have been classified as three reportable segments (information systems and services, Internet services and content, and medical transcription services).

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

Internet Services and Content: Channelhealth Incorporated, a majority owned subsidiary , will offer three Internet channels that integrate IDX's core practice management systems with extensive Internet-based services and clinically-valid content. ChannelHealth services are available to physicians through group practices, hospitals, integrated delivery networks and managed care organizations.

Medical Dictation and Transcription Services: This reportable segment contains EDiX, a provider of medical dictation and transcription outsourcing services. The principal markets for this segment include hospitals and large physician group practices primarily located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment, with the exception of EDiX. During the year ended December 31, 1999 EDiX's revenues from one major customer amounted to 11.0%. During the years ended December 31, 1998 and 1997, no single customer represented more than 10% of total revenues.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in millions):

                         IDX Healthcare
                         Information
                         Systems and    Channelhealth
                         Services       Incorporated     EDiX         Total
                         -------------------------------------------------------
FOR THE YEAR ENDED
 DECEMBER 31, 1999
Net operating revenues   $ 292,261      $ 1,865          $ 46,873     $ 340,999
Operating income (loss)       (542)      (7,930)           (4,177)      (12,649)
Identifiable operating
  assets                   242,773       11,744            16,630       271,147

FOR THE YEAR ENDED
 DECEMBER 31, 1998
Net operating revenues   $ 321,676            -          $ 28,511     $ 350,187
Operating income (loss)     47,144            -           (12,150)       34,994
Identifiable operating
  assets                   281,324            -             7,899       289,223

FOR THE YEAR ENDED
 DECEMBER 31, 1997
Net operating revenues   $ 251,417            -          $ 20,590     $ 272,007
Operating income (loss)     10,614            -           (15,504)       (4,890)
Identifiable operating
  assets                   237,318            -             8,141       245,459

Corporate headquarters assets are included on IDX Healthcare Information Systems and Services. Substantially all of the Company's operations are in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segments.


4.  SECURITIES AVAILABLE-FOR-SALE

The following is a summary of securities available-for-sale at December 31, 1999 and 1998:

                                         Gross        Gross        Estimated
                                         Unrealized   Unrealized    Fair
                            Cost         Gains        (Losses)     Value
                            ----------   ----------   ----------   ---------
                                            (in thousands)
DECEMBER 31, 1999
U.S. government securities  $ 8,914                    $ (79)       $ 8,835

Other debt securities         2,520                      (22)         2,498
                           ---------     ---------    ----------   ---------
  Total debt securities      11,434                     (101)        11,333
Tax-deferred municipal
  funds                      22,640                     (115)        22,525
Money-market funds           16,014                                  16,014
                           ----------    ---------     ---------   ---------
                           $ 50,088                    $(216)      $ 49,872
                           ==========    =========     =========   =========

DECEMBER 31, 1998
U.S. government securities $ 17,357      $   49                   $ 17,406
Other debt securities        23,762          51                     23,813
                            --------     ---------     ---------  ---------
  Total debt securities      41,119         100                     41,219

Tax-deferred municipal       36,958          46                     37,004
  funds
Money-market funds           35,351                                  35,351

                          ---------      ---------     ---------  ---------
                           $113,428      $  146                   $113,574
                          =========     =========      =========  =========

The net unrealized (loss) and net unrealized gain on securities available-for-sale included as a separate component of stockholders' equity totaled ($216,000) and $146,000 at December 31, 1999 and 1998, respectively.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 1999 by contractual maturity, are shown below.

                                                                Estimated Fair
                                              Cost               Value
                                              ----------         ---------

Due in one year or less                       $45,135            $44,996
Due after one year through three years          4,043              3,984
Due after three years                             910                892
                                              ----------         ---------
                                              $50,088            $49,872
                                              ==========         =========

5.  PROPERTY AND EQUIPMENT

Equipment and leasehold improvements consists of the following:

                                                     December 31,
                                                1999            1998

                                                ----------      --------
                                                     (in thousands)

Computer equipment and software                 $66,727         $48,573
Furniture and fixtures                            9,406           7,872
Leasehold improvements                           12,219           7,380
                                                ----------      ---------
                                                 88,352          63,825
Less accumulated depreciation and
  amortization                                   48,475          36,137
                                                ----------      ---------
                                                $39,877         $27,688
                                                ==========      =========

Real estate consists of the following:

                                                    December 31,
                                                1999            1998
                                                ----------      --------
                                                     (in thousands)
Corporate headquarters                          $20,301         $ 9,903
Less accumulated depreciation                     1,913           1,642
                                                ---------       --------
                                                $18,388         $ 8,261
                                                =========       ========

6.  OTHER INVESTMENTS AND ADVANCES

In February 1996, PHAMIS signed a Distribution Agreement (the Agreement) with Point-of-Care Systems Inc, a software developer of mobile computing solutions for the home healthcare marketplace. In addition to the Agreement, PHAMIS purchased a minority equity interest in the developer for approximately $950,000 in cash. During 1997 and 1998 an additional $600,000 was invested by the Company. During 1999, the Company was informed that the legal entity, Point-of-Care Systems Inc. would be dissolved. Accordingly, the investment was written off in the first quarter of 1999 and changed to the IDX healthcare information segment as a loss on investment impairment.

7.  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                 December 31,
                                             1999          1998
                                             --------      --------
                                                (in thousands)

Employee compensation and benefits          $ 8,188        $13,442
Accrued expenses                              9,709          3,812
Other                                         4,291          3,695
                                            --------       --------
                                            $22,188        $20,949
                                            ========       ========

8.  FINANCING ARRANGEMENTS

Under a line of credit arrangement with a bank, the Company may borrow up to $5,000,000 on a demand basis subject to terms and conditions upon which the Company and the bank may mutually agree. The line of credit arrangement expires on June 30, 2000. At December 31, 1999 and for each of the three years in the period then ended, there were no borrowings under this arrangement.

OPERATING LEASES

At December 31, 1999, future obligations due under the operating lease with REPs and unrelated parties for sales and support offices are as follows:


                                REPs         Unrelated          Total
Year ending December 31:                     Parties
                                ---------------------------------------
                                           (in thousands)
   2000                        $  498        $11,336           $11,834
   2001                           454         11,168            11,622
   2002                           206         10,545            10,751
   2003                                       10,150            10,150
   2004                                        7,701             7,701
   Thereafter                                 35,121            35,121
                               ----------------------------------------
                               $1,158        $86,021           $87,179
                               ========================================

The Company leased approximately 47% of the office space in a commercial office building owned by HLP (owned and controlled by stockholders and certain key employees of the Company) until July 1999 when the building was sold to a unrelated party. The building lease was assumed by the new owner of the building and is disclosed as a lease obligation with an unrelated third party in 2000 and beyond. Total rent expense amounted to $9,708,000, $7,971,000 and $6,906,000, during 1999, 1998 and 1997, respectively. Total rent expense includes $1,564,000, $2,898,000 and $3,024,000 in 1999, 1998 and 1997, respectively, related to the lease with HLP. Total rent expense includes $546,000, $525,000 and $448,000 in 1999, 1998 and 1997, respectively, related to the leases with REPs.

9.  INCOME TAXES

The provision for income taxes consists of the following:

Currently payable:                       1999        1998          1997
                                       ------------------------------------
                                                (in thousands)
   Federal                              $   100      $15,918       $11,282
   State                                   (486)       3,805         2,820
                                       ------------------------------------
                                           (386)      19,723        14,102
   Deferred (benefit),
     principally federal                 (3,843)       2,437        (5,864)
                                       ------------------------------------
                                        $(4,229)     $22,160       $ 8,238
                                        ====================================

A reconciliation of the federal statutory rate to the effective income tax rate during 1999, 1998 and 1997 is as follows:

                                         1999        1998        1997
                                       ---------------------------------
   Tax at federal statutory rate         35.0%       35.0%         34.0%
   State taxes, net of federal
     benefit                              5.4%        5.4%          5.4%
   Non-deductible costs of
     acquisitions                        (8.0)          -         783.0%
   Change in valuation
     allowance                              -        13.7%       2298.9
   Other, net                             2.3         2.7%         96.7%
                                       ---------------------------------
                                         34.7%       56.8%       3218.0%
                                       =================================

Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                1999        1998
                                                --------------------
                                                  (in thousands)
   Deferred tax assets:
     Net Operating loss carry
       forward                                  $14,502     $14,502
     Allowances and accruals                      5,178       3,317
     Depreciation                                 3,200       2,307
     Deferred revenue                             2,513       1,403
                                                --------------------
         Total deferred tax assets               25,393      21,529
         Valuation allowance                    (14,502)    (14,502)
                                                --------------------
         Net deferred tax assets                 10,891       7,027
         Less current portion                     7,691       4,720
                                                --------------------
                                                $ 3,200     $ 2,307
                                                ====================

At December 31, 1999, the Company had net operating loss carry forward (NOLs) of approximately $36.3 million generated by EDiX and available to offset the Company's future taxable income subject to an annual limitation of $900,000. These NOLs will expire, if not used, during the years 2009 and 2018.

The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results.


10.  NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

                                        1999            1998          1997
                                       -----------------------------------------
   Numerator:
     Net income (loss)                 $(7,944)         $16,834      $(7,982)
                                       -----------------------------------------
   Numerator for basic and diluted
     earnings per share                $(7,944)         $16,834      $(7,982)
   Denominator:
     Denominator for basic
     earnings per share
     weighted-average shares            27,723           27,345       26,672
   Effect of employee
     stock options                           -              825            -
                                       -----------------------------------------
   Denominator for diluted
     earnings per share                 27,723           28,170       26,672
                                       =========================================
   Basic net income (loss)
     per share                         $ (0.29)          $ 0.62      $ (0.30)
                                       =========================================
   Diluted net income
     (loss) per share                  $ (0.29)          $ 0.60      $ (0.30)
                                       =======================================



11.  BENEFIT PLANS

RETIREMENT PLANS:

PROFIT SHARING RETIREMENT PLAN

The Company maintains a profit sharing retirement plan for all IDX employees meeting age and service requirements.In 1998, PHAMIS employees were not eligible for the profit sharing retirement plan due to their eligibility in the PHAMIS 401(k) plan described below. Effective January 1, 1999, PHAMIS employees were eligible for profit sharing contributions when the former PHAMIS 401(k) plan was merged into the new IDX Systems Corporation Retirement Income Plan. Contributions to the plan are discretionary, as determined by the Board of Directors. The Company expects to continue the plan indefinitely; however, IDX has reserved the right to modify, amend or terminate the plan. For the years ended December 31, 1999, 1998 and 1997, the Company has expensed $0, $4,184,000 and $4,316,000, respectively.

401(K) RETIREMENT SAVINGS PLAN

Effective January 1, 1999, the Company merged the PHAMIS 401(k) retirement savings plan into the IDX Systems Corporation Retirement Income Plan which covers all full-time employees eligible to participate. Under the IDX plan, employees are eligible to participate in the plan on the first day of the month following the date of employment. The Company matches participant contributions up to 3%. Matching contributions to the IDX plan were $3,271,000 for the year ended December 31, 1999.

During 1997 and 1998, the Company maintained two 401(k) retirement savings plans which covered all eligible employees. One plan, which covered former PHAMIS employees, matched 50% of participant contributions up to a maximum contribution of $1,500 per employee in company stock. The second plan, covering IDX employees had no matching provision. The PHAMIS 401(k) retirement savings plan was amended in July 1997 to provide for the Company match to be made in cash. Matching contributions to the plan were $413,000 and $357,000 in the years ended December 31, 1998, and 1997 respectively. A total of 240,000 shares of Common Stock have been reserved for issuance under the 401(k) retirement savings

STOCK PURCHASE PLAN

In September 1995, IDX's Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan, as amended in July 1997, (the "ESPP") under which eligible employees may purchase Common Stock at a price per share equal to 85% of the lower of the fair market value of the Common Stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 1,400,000 shares of Common Stock have been reserved for issuance under the ESPP. During the years ended December 31, 1999, 1998 and 1997, an aggregate of approximately 125,000, 96,000, and 54,000 shares, respectively, were purchased under the ESPP. Subsequent to the end of the year, the Company issued approximately 100,000 shares of stock under the ESPP. The Company has approximately 868,000 additional shares of common stock available for issuance pursuant to the ESPP.

STOCK OPTION PLANS:

IDX OPTION PLANS

During 1985 and 1994, the Company established incentive stock option plans providing for the grant of options for the issuance of 959,540 and 183,200 shares, respectively, of Common Stock. Options were granted at fair market value at the time of grant and became immediately exercisable at the time of the initial public offering. The options expire on the tenth anniversary of the date of the grant or upon termination of employment. The 1994 Plan was terminated upon the completion of the initial public offering. The 1985 Plan was terminated for purposes of prospective eligibility in March 1995. At December 31, 1999, options to purchase 53,350 and 73,476 shares of Common Stock were outstanding and exercisable under the 1994 Plan and the 1985 Plan, respectively.

In September 1995, the Company's stockholders approved the 1995 Stock Option Plan as amended in July 1997, (the "1995 Option Plan"). The 1995 Option Plan provides for the grant of stock options to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1995 Option Plan, the Company may grant options that are intended to qualify as incentive stock options under provisions of the Internal Revenue Code or options not intended to qualify as incentive stock options. The option grants, exercise price, vesting and expiration are authorized by a compensation committee comprised of certain of the Company's directors. A total of 4,500,000 shares of Common Stock may be issued upon the exercise of options granted under the 1995 Option Plan. At December 31, 1999, options to purchase 2,370,321 shares of Common Stock were outstanding under the 1995 Option Plan, of which 923,759 were exercisable.

In September 1995, IDX's Board of Directors approved the 1995 Director Stock Option Plan, as amended, in May and July 1997, (the "IDX Director Plan"), which provides that each non-employee director of the Company be granted an option to acquire 2,000 shares of Common Stock on the date that person becomes a director but, in any event, not earlier than the effective date of the IDX Director Plan. Options are granted at a price equal to the fair market value on the date of grant. The option becomes exercisable on the first anniversary of the date of grant, and the term of the option is ten years from the date of grant. The Company has reserved 80,000 shares of Common Stock for issuance under the IDX

Director Plan. At December 31, 1999, options to purchase 25,488 shares of Common Stock were outstanding under the IDX Director Plan, of which 13,940 where exercisable.

PHAMIS STOCK OPTION PLANS

Options to purchase shares of PHAMIS Common Stock under the PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan (the "1983 Option Plan"), the PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan (the "1993 Option Plan") and the PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan (the "PHAMIS Director Plan") which were outstanding at the effective date of the Merger were effectively assumed by IDX based on the exchange ratio of .73 shares of IDX Common Stock for each share of PHAMIS Common Stock. Pursuant to the terms of the aforementioned plans, all unvested and unexercisable option grants were fully vested and became exercisable immediately prior to the Merger. The aforementioned PHAMIS plans were terminated for purposes of prospective eligibility at the effective time of the Merger. At December 31, 1999, options to purchase 9,512, 80,089 and 3,650 shares of IDX Common Stock were outstanding and exercisable under the 1983 Option Plan, the 1993 Option Plan and the PHAMIS Director Plan, respectively.

EDIX STOCK OPTION PLANS

Options to purchase shares of EDiX Common Stock under the EDiX 1994 Combined Incentive and Nonqualified Stock Option Plan (the "1994 Plan"), the EDiX 1996 Combined Incentive and Nonqualified Stock Option Plan (the "1996 Plan") and the EDiX 1997 Stock Incentive Plan (the "1997 Plan") which were outstanding at the effective date of the Merger were exchanged for IDX shares of common stock based on the fair value of each option at the exchange ratio of .08 shares of IDX Common Stock for each share of EDiX Common Stock. Pursuant to the terms of the aforementioned plans, all unvested and unexercisable option grants were fully vested and became exercisable immediately prior to the Merger. The aforementioned EDiX plans were terminated for purposes of eligibility at the effective time of the Merger.

STOCK BASED COMPENSATION

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and shares issued pursuant to the ESPP under the fair value method of that Statement. The fair value for these options and shares issued pursuant to the ESPP were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      Options                   ESPP
                               1999    1998     1997    1999    1998     1997
                               ----------------------------------------------
   Expected life (years)        4.0     6.4      6.3      .5      .5       .5
   Interest rate                5.9%    5.7%     6.0%    5.7%    5.5%     6.1%
   Volatility                  74.6%   41.4%    42.7%   74.6%   41.4%    42.7%
   Dividend yield               0.0%    0.0%     0.0%    0.0%    0.0%     0.0%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for net income (loss) per share information):

                                          1999          1998       1997
                                         ------------------------------------
   Pro forma net income (loss)            $(13,136)     $12,296    $(15,477)

   Pro forma net income (loss) per share  $  (0.47)     $  0.46    $  (0.58)


The  effects on 1997,  1998 and 1999 pro forma net income  (loss) and net income
(loss) per share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only stock options granted under the Company's plans subsequent to the adoption of FASB 123 in 1996.

A summary of the Company's stock option activity, and related information for the three years ended December 31 follows:

                             1999                1998              1997
                            --------            --------          --------
                                Weighted            Weighted           Weighted
                                Average             Average            Average
                                Exercise            Exercise           Exercise
                      Options   Price     Options   Price    Options   Price
                      ----------------------------------------------------------
Outstanding at
  beginning of year   1,889,019 $26.36    2,085,729 $24.95   1,955,221 $18.13
Granted               1,098,009 $14.33      289,710 $26.35     685,007 $31.23
Exercised              (234,642)$ 5.75     (424,051)$19.03   (495,478) $12.47
Forfeited              (146,500)$33.12      (62,369)$29.00    (59,021) $29.56
                      ----------------------------------------------------------
Outstanding at end
  of year             2,605,886 $22.77    1,889,019 $26.37   2,085,729 $23.46
                      ==========================================================
Exercisable at end
  of year             1,155,276 $23.00      743,697 $21.23     805,073 $16.73
                      ==========================================================
Weighted-average
  fair value of
  options granted
  during the year              $ 8.53               $17.67             $16.56
Available for
  future grants       1,477,453           2,435,276          2,553,424
                      ==========================================================


The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 1999:

                                 Options Outstanding       Options Exercisable
                                 -------------------       -------------------
                                 Weighted
                                 Average     Weighted                  Weighted
                                 Remaining   Average                   Average
 Range of           Number       Contractual Exercise    Number        Exercise
 Exercise Prices    Outstanding  Life        Price       Exercisable   Price
-------------------------------------------------------------------------------
$ 4.32 - $18.00      1,295,544   8.30 years  $13.48      492,149       $12.56
$18.22 - $30.25        215,065   7.19 years  $26.25      129,520       $26.80
$30.63 - $31.22        499,162   6.89 years  $30.72      301,379       $30.70
$31.56 - $51.19        596,115   7.75 years  $33.68      232,228       $33.13
                     ---------                         ---------
                     2,605,886                         1,155,276
                     =========                         =========


12.  COMMITMENTS AND CONTINGENCIES

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is party will have a material adverse effect on its financial condition or results of operations of the Company.


13.  SUBSEQUENT EVENTS

On January 10, 2000, Channelhealth Incorporated, a majority owned subsidiary incorporated in Delaware announced that Pequot Private Equity invested $30 million in Channelhealth for an equity interest of approximately 9%.

On January 24, 2000, IDX and Channelhealth Incorporated announced a strategic alliance with Healtheon/WebMD, and Channelhealth Incorporated announced an investment in Healtheon/WebMD. The strategic alliance is contingent on the acquisition by Channelhealth Incorporated of an interest in Healtheon/WebMD, in exchange for approximately 3% of the common stock of Channelhealth Incorporated. Channelhealth Incorporated's acquisition of an interest in Healtheon/WebMD is subject to regulatory approval, and therefore the strategic alliance will not be consummated without regulatory approval of the stock acquisition transaction.
On March 24, 2000 the Company received a request from the U. S. Department of Justice for additional information and documents with respect to the proposed transaction with Healtheon/WebMD. As a result, the regulatory review process may continue for an extended period of time. There can be no assurance that the proposed transaction with Healtheon/WebMD will receive regulatory approval or will ever be implemented.

The interest in Healtheon/WebMD to be acquired by Channelhealth Incorporated is valued at approximately $20 million, based on the closing price of the Healtheon/WebMD common stock as of January 21, 2000. The Healtheon/WebMD common stock to be acquired constitutes restricted securities.

Healtheon/WebMD will issue approximately 84,000 shares of common stock valued at approximately $5 million as of January 21, 2000 to IDX in exchange for the
execution   and  delivery  of  the  alliance   agreement  and  the  transfer  to
Healtheon/WebMD of IDX's mailing services line of business which provides patient statement printing and mailing services for customers. Upon consummation of the transaction, the Company expects to recognize a one-time pre-tax gain on the sale of these operations.

As a result of the proposed strategic alliance with Healtheon/WebMD, upon regulatory approval Healtheon/WebMD would become the primary provider of content and transactions for ChannelHealth.

Channelhealth Incorporated has determined that there has been an asset impairment related to goodwill acquired in the purchase of a Massachusetts corporation Channelhealth Inc. in April, 1999. This asset impairment will be written off during the first quarter of 2000 and will be reflected as a pre-tax one-time loss on impairment of assets of approximately $5.5 million.

14.  QUARTERLY INFORMATION (UNAUDITED)

A summary of operating results for the quarterly periods in the two years ended December 31, 1999 is set forth below:

                                      Quarter Ended
                     March 31   June 30    September 30   December 31  Total
                     -----------------------------------------------------------
                           (in thousands, except per share amounts)
YEAR ENDED
 DECEMBER 31, 1999

Total revenues      $ 69,650    $ 91,255   $92,218        $87,876      $340,999
Gross profit          20,847      34,960    35,776         32,862       124,445
Net income (loss)     (8,578)     (2,250)    1,178          1,706        (7,944)
Net income (loss)
 per share-basic    $  (0.31)   $  (0.08)  $  0.04        $  0.06       $ (0.29)
Net income (loss)
 per share-diluted  $  (0.31)   $  (0.08)  $  0.04        $  0.06       $ (0.29)

YEAR ENDED
 DECEMBER 31, 1998

Total revenues      $78,809     $ 86,162   $90,937        $94,279       $350,187
Gross profit         34,442       38,068    40,575         40,622        153,707
Net income            1,798        5,566     6,199          3,271         16,834
Net income per
 share-basic        $  0.07     $   0.20   $  0.23        $  0.12       $   0.62
Net income per
 share-diluted      $ 0.06       $  0.20   $  0.22        $  0.12       $   0.60


The first quarter of 1999 and all quarters of 1998 amounts have been restated to reflect the Merger with EDiX which was accounted for as a pooling-of-interests.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                        Balance at Charged    Charged   Bad Debts     Balance
                        Beginning  to Costs   to        Written-Off   at
                        of         and        Other     Net           End of
  Description           Period     Expenses   Accounts  Collections   Period
  ------------------------------------------------------------------------------
  Year ended
   December 31, 1999
   Allowance for
   doubtful accounts   $2,615,000  $ 685,000                          $3,300,000

  Year ended
   December 31, 1998
   Allowance for
   doubtful accounts   $1,664,000  $1,512,000            $561,000     $2,615,000

  Year ended
   December 31, 1997
   Allowance for
   doubtful accounts   $  817,000  $  815,000 $32,000                 $1,664,000

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
IDX Systems Corporation

We have audited the accompanying consolidated balance sheets of IDX Systems Corporation, its subsidiaries and affiliate as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDX Systems Corporation, its subsidiaries and affiliate at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP

Boston, Massachusetts
February 4, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Company's 2000 Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference. Information relating to delinquent filings of Forms 3, 4 and 5 of the Company is contained in the Company's 2000 Proxy Statement under the caption "Compliance with Section 16 Reporting Requirements."

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in this Company's 2000 Proxy Statement under the captions "Board of Directors Compensation" and "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  response to this item is contained in the  Company's  2000 Proxy  Statement
under  the  caption  "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Company's 2000 Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(a) The following consolidated financial statements of IDX Systems Corporation are included in Item 8.

1.  Consolidated Balance Sheets at December 31, 1999 and 1998.
    Consolidated  Statements  of  Operations  for the Years Ended  December 31,
      1999, 1998 and 1997.
    Consolidated  Statements of Stockholders'  Equity and Comprehensive Income
       (Loss) for the Years Ended December 31, 1999, 1998 and 1997. Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1999,  1998 and 1997.
    Notes to Consolidated Financial Statements.
    Report of Independent Auditors.

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

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.

                                          IDX SYSTEMS CORPORATION


                                          By: /s/ Richard E. Tarrant
                                          ----------------------------------
                                          Richard E. Tarrant,
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----

/s/ Richard E. Tarrant          Chief Executive                  March 30, 2000
----------------------------    Officer and Director
Richard E. Tarrant              Principal Executive Officer)


/s/ James H. Crook, Jr.         President and Chief Operating    March 30, 2000
-----------------------------   Officer
James H. Crook, Jr.


/s/ John A. Kane                Vice President, Finance          March 30, 2000
-----------------------------   and Administration, Chief
John A. Kane                    Financial Officer and Treasurer
                                (Principal Financial and
                                Accounting Officer)


/s/ Henry M. Tufo               Director                         March 30, 2000
----------------------------
Henry M. Tufo, M.D.


/s/ Robert H. Hoehl             Director                         March 30, 2000
----------------------------
Robert H. Hoehl


/s/ Stuart H. Altman            Director                         March 30, 2000
----------------------------
Stuart H. Altman, Ph.D.


/s/ Steven M. Lash              Director                         March 30, 2000
----------------------------
Steven M. Lash


/s/ Frank T. Sample             Director                         March 30, 2000
----------------------------
Frank T. Sample


/s/ Mark F. Wheeler             Director                         March 30, 2000
----------------------------
Mark F. Wheeler, M.D.


/s/ Allen Martin                Director                         March 30, 2000
---------------------------
Allen Martin, Esq.


/s/ Peter VanEtten              Director                         March 30, 2000
---------------------------
Peter VanEtten


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

10.29*        Employment, Noncompetition and Nondisclosure Agreement between the
              Registrant and Pamela J. Pure effective April 3, 1995.

10.30#*       Letter Agreement between the Registrant and Pamela J. Pure dated
              March 7, 1995.

10.31#*       Letter Agreement between the Registrant and Pamela J. Pure dated
              October 23, 1995.

10.32#* Nonqualified Stock Option Agreement dated as of September 1, 1991 between the Registrant and John A. Kane.

10.33#* Nonqualified Stock Option Agreement dated as of September 1, 1992 between the Registrant and John A. Kane.



Exhibit No.   Description
-----------   ----------------

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

10.35#        Employment, Noncompetition and Nondisclosure Agreement between the
              Registrant and Jeffrey V. Sutherland, Ph.D. dated September, 1996.

10.36+ Agreement and Plan of Merger dated as of March 25, 1997 by and among the Registrant, Penguin Acquisition Corporation and
              PHAMIS, Inc.

10.37#@       PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and
              Incentive Stock Option Plan

10.38#@       PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option
              Plan as amended through May 14, 1996

10.39#@ PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan as amended through January 1, 1996

10.40#@ PHAMIS, Inc. Salary Savings and Deferral Plan and Trust as amended through February 22, 1996

10.41#@       Stock Option Agreement dated August 20, 1990 between PHAMIS, Inc.
              and Michael Cain.

10.42# Amended and Restated Lease Agreement between BDP Realty Associates and IDX Systems Corporation dated as of November 1, 1997

10.43# Amendment to Amended and Restated Consulting/Employment Agreement between the Registrant and Henry M. Tufo, M. D. dated
              February 16, 1999

10.44^        Specimens of Stock Option Agreements under the 1995 Stock Option
              Plan

10.45^        Third  Addendum to Lease  Agreement  between  4901 LBJ Limited
              Partnership and IDX Systems Corporation dated as of February 1, 1998.

23.1          Consent of Ernst & Young LLP

27.1 Restated Financial Data Schedule for each 12 Month Period from 1997-1999

27.2          Restated Financial Data Schedule for First Three Quarters of 1998

27.3          Restated Financial Data Schedule for First Three Quarters of 1999


# Management contract or compensatory plan or arrangement filed as an exhibit to or incorporated by reference into this Form pursuant to Items 14(a) and 14(c) of Form 10-K.
* Incorporated  herein by reference  from the Company's  Registration
Statement on Form S-1, as amended (File No. 33-97104).
+ Incorporated herein by
reference from the Company's Registration Statement on Form S-4, as amended (File No. 333-2891).
@  Incorporated  herein by reference  from the  Company's Registration
Statement on Form S-8, as amended (File No. 333-31045).
^ Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                                                                    Exhibit 23.1



                         CONSENT OF INDEPENDENT AUDITORS


         We consent to the incorporation by reference in the Registration Statement (Form S-4 No. 333-67891 as amended as of March 22, 1999) and the Registration Statements (Forms S-8 Nos. 33-1502, 333-31047) pertaining to the 1985 Incentive Stock Option Plan, the 1994 Incentive Stock Option Plan, the 1995 Director Stock Option Plan, the 1995 Employee Stock Purchase Plan, the 1995 Stock Option Plan and non-statutory stock options granted to directors and officers of IDX Systems Corporation and in the Registration Statement (Form S-8 No. 333-31045) pertaining to the PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan, the PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan as amended through May 14, 1996, the PHAMIS Inc. 1994 Nonemployee Director Stock Option Plan as amended through January 1, 1996, the PHAMIS, Inc. Salary Savings and Deferral Plan and Trust as amended through February 22, 1996 and the PHAMIS, Inc. Cain Option Agreement, of our report dated February 3, 2000, with respect to the consolidated financial statements and schedule of IDX Systems Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1999.

                                            Ernst & Young LLP

Boston, Massachusetts
March 29, 2000