Form 10-Q
period 2000-03-31
IDX SYSTEMS CORP
filed 2000-05-15
CIK 1001185

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                  The number of shares outstanding of the registrant's common stock as of May 8, 2000 was 28,019,989.

================================================================================

                        [Exhibit index begins on Page 24]

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2000

                                TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----

   ITEM 1.   INTERIM FINANCIAL STATEMENTS..................................3
      Condensed Consolidated Balance Sheets................................3
      Consolidated Statements of Operations................................4
      Condensed Consolidated Statements of Cash Flows......................5
      Notes to Condensed Consolidated Financial Statements.................6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS......................................10


PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS..............................................22
   ITEM 2.  CHANGES IN SECURITIES..........................................22
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................22
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............22
   ITEM 5.  OTHER INFORMATION..............................................22
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................22


SIGNATURES.................................................................23


EXHIBIT INDEX..............................................................24

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                         MARCH 31,         DECEMBER 31,
                                           2000                1999
                                     -----------------    ----------------
                                       (UNAUDITED)          (AUDITED)

ASSETS

Cash and marketable securities       $ 95,216             $  68,359
Accounts receivable, net              100,960               110,759
Income taxes receivable                 3,610                     -
Other current assets                    7,295                 5,352
Deferred tax asset                      7,795                 7,691
                                     -----------------    ----------------
Total current assets                  214,876               192,161

Property and equipment, net            60,920                58,265
Other assets                           12,778                17,521
Deferred tax asset                      3,173                 3,200
                                    -----------------     ----------------
Total assets                        $ 291,747             $ 271,147
                                    =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses
  and other liabilities             $  32,059             $  37,970
Deferred revenue                       17,765                17,459
                                    -----------------     ----------------
Total current liabilities              49,824                55,429

Minority interest                       9,050                 9,204
Stockholders' equity                  232,873               206,514
                                    -----------------     ----------------

Total liabilities and stockholders'
  equity                            $ 291,747             $ 271,147
                                    =================     ================

          See Notes to the Condensed Consolidated Financial Statements
                  Restated for Comparison Purposes - See Note 1

                             IDX SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  2000            1999
                                                ----------------------------

REVENUES

   Systems sales                                $ 21,650        $ 22,851
   Maintenance and service fees                   55,072          46,799
                                                -------------   ------------

TOTAL REVENUES                                    76,722          69,650

OPERATING EXPENSES

   Cost of sales                                  55,160          48,803
   Selling, general and administrative            18,345          19,989
   Research and development                       12,186          13,765
   Write off of goodwill                           5,810               -
                                                -------------   ------------
TOTAL OPERATING EXPENSES                          91,501          82,557
                                                -------------   ------------
OPERATING LOSS                                   (14,779)        (12,907)

Other income                                      (1,123)           (471)
Loss on impairment of investment                       -           1,642
                                                -------------   ------------

Loss before taxes                                (13,656)        (14,078)

Income tax benefit                                (3,157)         (5,500)
                                                -------------   ------------

NET LOSS                                       $ (10,499)       $ (8,578)
                                               ==============   ============

BASIC AND DILUTED NET LOSS PER SHARE           $   (0.38)       $  (0.31)
                                               ==============   ============
Basic and diluted weighted average
  shares outstanding                              27,957          27,654
                                               ==============   ============

          See Notes to the Condensed Consolidated Financial Statements
                  Restated for Comparison Purposes - See Note 1

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    2000              1999
                                                    -------           -------

OPERATING ACTIVITIES
Net loss                                            $ (10,499)        $ (8,578)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                        3,734            3,285
    Amortization                                          137               65
    Deferred tax benefit, net of business
      acquisitions                                        (77)               -
    Increase in allowance for doubtful accounts           328              356
    Write-off of goodwill                               5,810                -
    Minority interest                                     246              271
    Loss on impairment of investment                        -            1,642
    Changes in operating assets and liabilities,
      net of business acquisitions:
       Accounts receivable                              9,471           11,951
       Prepaid expenses and other assets               (2,143)          (4,990)
       Accounts payable and accrued expenses           (6,075)            (888)
       Federal and state taxes payable                 (3,411)          (5,429)
       Deferred revenue                                   306           (2,181)
                                                     ---------        ---------

          Net cash used in operating activities        (2,173)          (4,496)

INVESTING ACTIVITIES
Purchase of property and equipment, net                (6,440)          (7,351)
Purchase of securities available-for-sale              (5,095)         (59,179)
Sale of securities available-for-sale                   6,668           78,659
Other assets                                             (916)          (4,200)
                                                     ---------        ---------

          Net cash (used in) provided by
            investing activities                       (5,783)           7,929

FINANCING ACTIVITIES
Proceeds from sale of common stock                      4,667            2,327
Proceeds from debt issuances                                -            3,501
Distribution from affiliates, net                        (400)               -
Principal repayments of debt                                -              374
Proceeds from sale of preferred stock                  32,089                -
                                                     ---------        ---------
          Net cash provided by financing
            activities                                 36,356            6,202
                                                     ---------        ---------

Increase in cash and cash equivalents                  28,400            9,635

Cash and cash equivalents at beginning of period       18,487           11,558
                                                     ---------        ---------
Cash and cash equivalents at end of period             46,887           21,193
Short term investments at end of period                48,329           94,036
                                                     ---------        ---------
Cash and short term investments at end of period     $ 95,216         $115,229
                                                     =========        =========

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

The interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is presently analyzing the impact, if any, that the adoption of SFAS No. 133 will have on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is presently analyzing the impact, if any, that the adherence to the SAB will have on its financial condition or results of operations.

Note 3 - Business Acquisitions and Related Matters

On April 23, 1999, the Company completed a Merger with EDiX, a provider of medical transcription services, which became a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests and accordingly, the accompanying financial statements include the accounts of EDiX for all periods presented. In connection with the merger, the Company incurred approximately $4.0 million of merger and related costs consisting principally of transaction costs of $2.4 million, write-offs and adjustments of long-lived assets, principally noncompatible computer equipment of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period, and the termination of leases and other contractual obligations.

On April 1, 1999, the Company acquired an 80% interest in Channelhealth, Inc., a Massachusetts corporation, for $6.5 million. The acquisition was accounted for under the purchase method.

On June 23, 1999, the Company acquired all of the assets of DietSite.com, Inc. for $1.5 million. DietSite.com is a website that includes disease-oriented dietary information with extensive proprietary content on diets, vitamins,herbals and nutritionals. Channelhealth, Inc. and DietSite.com will be managed and operated with the Company's other web technology initiatives in a separate majority-owned subsidiary. Channelhealth will offer three Internet channels that integrate the core practice management systems with extensive Internet-based services and clinically valid content.

Channelhealth Incorporated has determined that there has been an asset impairment related to goodwill acquired in the purchase of a Massachusetts corporation Channelhealth Inc. in April, 1999. In January 2000, the Company made the decision to seek a primary provider of content and transactions for ChannelHealth, and no longer utilize certain assets acquired with the purchase of Channelhealth The Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets' recovery. The amount of the impairment loss is recognized based on an analysis of discounted cash flows estimated to be derived from the impaired asset. This asset impairment has been written off during the first quarter of 2000 and is reflected as a pre-tax one-time loss on impairment of assets of approximately $5.8 million.

Note 4 - Income Taxes

The tax benefit in 2000 is lower than that expected based on the statutory rate principally due to the non-deductible nature of the write off of goodwill related to ChannelHealth. The 1999 tax benefit is slightly lower than that expected based on the statutory rate due to the inclusion in the financial statements, of the net loss of EDiX Corporation, for which no tax benefit was recognized.

Note 5- Segment Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 effective with the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Up to and including the first quarter of 1999, the Company viewed its operations and managed its business as principally one segment, healthcare information solutions that include software, hardware and related services. During the second quarter of 1999, the Company acquired two companies that have separate and distinct financial information and operating characteristics. When applicable, the information for the reportable segments has been restated for the prior year in order to conform to the 2000 presentation.

The Company's three business units have separate management teams and infrastructures that offer different products and services. Accordingly, these business units have been classified as three reportable segments (information systems and services, Internet services and content, and medical transcription services).

Information Systems and Services: This reportable segment consists of IDX Systems Corporation's healthcare information solutions that include software, hardware and related services. IDX solutions enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality.The principal markets for this segment include physician groups, management service organizations, hospitals, and integrated delivery networks primarily located in the United States.

Internet Services and Content: Channelhealth Incorporated, a majority owned subsidiary, will offer three Internet channels that integrate IDX's core practice management systems with extensive Internet-based services and clinically valid content. ChannelHealth services are available to physicians through group practices, hospitals, integrated delivery networks and managed care organizations.

Medical Dictation and Transcription Services: This reportable segment contains EDiX, a provider of medical transcription outsourcing services. The principal markets for this segment include hospitals and large physician group practices primarily located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the company's annual report. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment, with the exception of EDiX. EDiX's revenues from one major customer amounted to 10.0% and 0.0% of EDiX's total revenue during the three months ended March 31, 2000 and March 31, 1999, respectively.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                               IDX
                               HEALTHCARE
                               INFORMATION
                               SYSTEMS AND  CHANNELHEALTH
                               SERVICES     INCORPORATED     EDIX      TOTAL
                               -------------------------------------------------

FOR THE THREE MONTHS
  ENDED MARCH 31, 2000

Net operating revenues         $ 58,825      $ 1,219         $ 16,678  $ 76,722
Operating income (loss)          (4,836)     (10,793)             850   (14,779)
Identifiable operating assets   234,200       37,374           20,173   291,747

FOR THE THREE MONTHS
   ENDED MARCH 31, 1999

Net operating revenues         $ 60,181           -          $ 9,469   $ 69,650
Operating loss                  (11,866)          -           (1,041)   (12,907)
Identifiable operating assets   267,600           -           10,962    278,562


Corporate headquarters assets are included in IDX Healthcare Information Systems and Services. Substantially all of the Company's operations are in the United States. The financial information disclosed herein represents all of the material financial information related to the Company's principal operating segments.

Note 6 - Earnings Per Share Information

The following sets forth the computation of basic and diluted earnings per share:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                     2000             1999
                                                   ---------------------------

   Numerator:
     Net loss                                        $ (10,499)       $ (8,578)
                                                     ----------       ----------
   Numerator for basic and diluted loss per share    $ (10,499)       $ (8,578)

   Denominator:
     Denominator for basic loss per share
     Weighted-average shares                            27,957          27,654
     Effect of employee stock options                       -                -
                                                     ----------       ----------

   Denominator for diluted loss per share               27,957          27,654
                                                     ----------       ----------
   Basic and diluted loss per share                  $   (0.38)       $  (0.31)
                                                     ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company reported a net loss of $10.5 million, or ($0.38) per diluted share, for the first quarter of 2000 as compared to a net loss of $8.6 million or ($0.31) per diluted share, for the first quarter of 1999.

Excluding nonrecurring expenses for the write-off of goodwill associated with Channelhealth, Inc., the Company reported a net loss of $4.9 million, or ($0.17) per share, for the first three months of 2000. Excluding nonrecurring expenses in the prior year related to the impairment of an investment of $1.6 million, the net loss for the three months ended March 31, 1999 was $7.7 million or ($0.28) per diluted share.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES
The Company's total revenues increased to $76.7 million during the three months ended March 31, 2000 from $69.6 million in the corresponding period in 1999, an increase of $7.1 million or 10.2%. Revenues from systems sales decreased to $21.7 million during the three months ended March 31, 2000 (28.2% of total revenues) compared to $22.9 million (32.8% of total revenues) in the corresponding period in 1999, a decrease of $1.2 million or (5.3%). The decrease was primarily due to a reduction in hardware sales related to IDX systems. Revenues from maintenance and service fees increased to $55.1 million during the three months ended March 31, 2000 (71.8% of total revenues) from $46.8 million (67.2% of total revenues) in the corresponding period in 1999, an increase of $8.3 million or 17.7%. The increase in revenues from maintenance and service fees is primarily due to increased transcription service fee revenue from EDiX combined with an increase due to maintenance revenue resulting from price increases and annualization of 1998 growth in the Company's IDX systems installed client base.

During 1999, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems comprised of multiple products resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, government approvals, pressures to reduce expenses, product complexity, competition, and customer preoccupation with internal Year 2000 issues. In February 2000, the Company announced that weakness in system sales experienced in the fourth quarter of 1999 was expected to continue through the first half of 2000. The Company expects that the factors described above and especially the healthcare industry's Year 2000 focus will cause reductions or delays in spending for new systems and services in the first half of 2000. Accordingly, the Company expects that it will experience deferrals or delays in sales of software and related services, professional services, and hardware during the first half of 2000.

COST OF SALES
The cost of sales and services increased to $55.2 million during the three months ended March 31, 2000 from $48.8 million in the corresponding period in 1999, an increase of $6.4 million or 13.0%. The increase in cost of sales and services resulted from growth in client services expenses, including medical transcription costs, maintenance, installation, and consulting staff. The gross profit margin on systems sales and services decreased to 28.1% in during the first quarter of 2000 from 29.9% in the same period in 1999. The decrease in gross profit margin as a percentage of sales was due to the decrease in software license revenues, which provide a higher gross profit margin, offset by an increase in maintenance and service revenue which provide a lower gross profit margin. IDX's core business, information systems and services, gross profit margin as a percentage of sales declined to 32.3% in 2000 from 33.6% for the same period in1999 due to the effect of the revenue mix described above. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales to 18.0% in 2000 from 6.7% in 1999 due to an increase in utilization of a new transcription processing system, which provides a higher margin, as compared to the prior year, combined with other efficiencies in editing and telecommunications. Channelhealth experienced a negative gross margin of 34.6% during the first quarter of 2000 primarily due to higher fixed costs relative to sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased to $18.3 million during the three months ended March 31, 2000 from $20.0 million during the corresponding period in 1999, a decrease of $1.6 million or 8.2%. As a percentage of total revenues, selling, general and administrative expenses decreased to 23.9% during the three months ended March 31, 2000 from 28.7% for the same period in 1999. The decrease in total selling, general and administrative expenses during the three months ended March 31, 2000 was primarily due to a reduction in outside consulting services expense. IDX's core business selling, general and administrative expenses decreased $5.1 million primarily due to the transfer of expenses to the new subsidiary Channelhealth of approximately $3.1 million. EDiX's selling, general and administrative expenses increased $414,000 or 28.6% during the first quarter of 2000 as compared to the same period in the prior year primarily due to increased costs to support sales growth. Channelhealth's selling, general and administrative expenses were $3.1 million during the first quarter of 2000 which includes sales and marketing expenses and administrative start up expenses.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $12.2 million during the three months ended March 31, 2000 from $13.8 million in the corresponding period in 1999, a decrease of $1.6 million or 11.5%. The decrease is primarily due to a reduction in the costs of efforts to address Year 2000 issues. As a percentage of total revenues, research and development expenses decreased to 15.9% of revenue for the first quarter of 2000 compared to 19.8% for the comparable period in 1999. IDX's core business research and development expenses decreased $3.2 million due to the transfer of approximately $1.5 million of research and development costs to the Internet services and content business segment (ChannelHealth), combined with the reduction in costs to address Year 2000 issues. Research and development costs in the medical dictation and transcription business segment (EDiX) increased from $217 thousand in 1999 to $277 thousand in 2000.

WRITE-OFF OF GOODWILL
Channelhealth Incorporated has determined that there has been an asset impairment related to goodwill acquired in the purchase of a Massachusetts corporation Channelhealth Inc. in April, 1999. In January 2000, the Company made the decision to seek a primary provider of content and transactions for ChannelHealth, and no longer utilize certain assets acquired with the purchase of Channelhealth. This asset impairment has been written off during the first quarter of 2000 and is reflected as a pre-tax one-time loss on impairment of assets of approximately $5.8 million.

INTEREST AND OTHER INCOME
Interest income was approximately $1.4 million during the first quarter of 2000 and 1999. Interest expense decreased approximately $637,000 during the first quarter of 2000 as compared to the same period in the prior year due to the payment of all outstanding debt of EDiX during the second quarter of 1999.

LOSS ON IMPAIRMENT OF INVESTMENT
Other expense included the write-off of an investment of $1.6 million in the quarter ended March 31, 1999 due to the investee's inability to raise additional equity and a decision to dissolve the business.

INCOME TAXES
Income taxes for the quarter ended March 31, 2000 were benefited at 23.2% The tax benefit in 2000 is lower than that expected based on the statutory rate principally due to the non-deductible nature of the write off of goodwill related to ChannelHealth. Income taxes for the quarter ended March 31, 1999 were benefited at 39.1% The 1999 tax benefit is lower than the expected statutory rate due to the inclusion in the financial statements, of the net loss of EDiX
Corporation, for which no tax benefit was recognized. Excluding the impact of the write-off of goodwill that is non-deductible for income tax purposes, the Company anticipates an effective tax rate of approximately 38.0% for the remainder of the year ending December 31, 2000. Net deferred tax assets of approximately $11 million are expected to be realized principally by reducing future taxable income.

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

Cash flows from operations are principally comprised of net income (loss) and depreciation and are primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of the sales cycle and installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. During the first three months of 2000 accounts receivable from customers were collected on average within 120 days which is consistent with the 1999 average of 119 days. The 1999 average represented an increase of 13 days from the prior year in terms of average days to collect receivables from customers. The increase is partially attributable to unbilled receivables related to contracts accounted for using long term contract accounting combined with a lengthening of customer payment patterns.

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

Cash, cash equivalents and marketable securities at March 31, 2000 were $95.2 million, an increase of $26.9 million from December 31, 1999. The increase was primarily due to the issuance of preferred stock of Channelhealth Incorporated, a majority owned subsidiary incorporated in Delaware to Pequot Private Equity for $30 million for an equity interest in Channelhealth of approximately 9%. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate that will expire on June 30, 2000. There were no borrowings as of March 31, 2000.

The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements dictate. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. In April 2000, the Company entered into a new operating lease for office space in Seattle Washington commencing in 2003 for a period of 12 years. The Company plans to continue increasing the number of its professional staff during 2000 to meet anticipated sales volume and to support research and development efforts. To the extent necessary to support increases in staffing, the Company may obtain additional office space.

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

YEAR 2000
In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of its internal use systems (both information technology related and non-information technology related) and its products (including third party products included in its products) and also completed and implemented contingency planning. As a result of those efforts, the Company experienced no significant disruptions in its products (including third party products included in its products), internal use information technology systems, and internal use non-information technology systems, and the Company believes all of those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. In the first quarter to this year, the Company expensed most of its total remaining project costs of approximately $2.1 million, which related primarily to contingency plans and remediation efforts for internal systems. The Company will continue to monitor its products (including third party products included in its products), mission critical computer applications, and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

This Management Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" as defined in Section 21E of the Securities and Exchange Commission Act of 1934. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of IDX Systems Corporation to differ materially from those indicated by these forward-looking statements including among others, the factors set forth below. If any risk or uncertainty identified in the following factors actually occurs, IDX's business, financial condition and operating results would likely suffer. In that event, the market price of IDX's common stock could decline and you could lose all or part of the money you paid to buy IDX's common stock.

The following important factors affect IDX's business and operations generally or affect more than one segment of our business and operations:

IDX STOCK PRICES MAY CONTINUE TO BE VOLATILE. IDX has experienced, and expects to continue to experience fluctuations in its stock price due to a variety of factors including:

o delay in customers purchasing decisions due to a variety of factors such as consolidation, management changes and regulatory developments;
o        market prices of competitors;
o announcements of technological innovations, including Internet delivery of information and use of application service provider technology;
o        new product introductions by IDX or its competitors;
o market conditions particularly in the computer software and Internet industries; and
o        healthcare reform measures and healthcare regulation.

These fluctuations have had a significant impact on the market price of our common stock, and may have a significant impact on the future market price of our common stock.

THESE FLUCTUATIONS MAY AFFECT OPERATING RESULTS AS FOLLOWS:

o        ability to transact stock acquisitions ; and
o        ability to retain and incent key employees.

ADVERSE FINANCIAL TRENDS INCLUDING DECLINING NET INCOME AND CASH FROM OPERATIONS HAVE AND MAY CONTINUE. Year over year net income and cash from operations have generally declined since 1998. In 1999, and the first quarter of 2000 IDX generated a net loss of approximately $7.9 million and $10.5 million, respectively. If these negative trends continue, IDX may have difficulty financing future growth and funding operating initiatives, including future acquisitions.

IDX EXPECTS ITS QUARTERLY OPERATING RESULTS TO FLUCTUATE AND ITS CUSTOMER SALES AND INSTALLATION REQUIREMENTS TO CHANGE. IDX expects its quarterly results of operations to continue to fluctuate. Because a significant percentage of IDX's expenses are relatively fixed, the following factors could cause these fluctuations:

o delay in customers purchasing decisions due to a variety of factors such as consolidation and management changes; o delay in customers' purchasing decisions due to customers' year 2000 problems; o the volume and timing of systems sales and installations; o recognizing revenue at various points during the installation process; o the timing of new product and service introductions and product upgrade releases; and o the sales and implementation cycles of IDX's customers.

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

IDX MAY NOT BE SUCCESSFUL IN IMPLEMENTING ITS ACQUISITION STRATEGY. IDX intends to continue to grow in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. IDX may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into its current business and operations. Factors which may affect IDX's ability to expand successfully include:

o the generation of sufficient financing to fund potential acquisitions and alliances;

o the successful identification and acquisition of products, technologies or businesses;

o effective integration and operation of the acquired or aligned products, technologies or businesses despite technical difficulties, geographic limitations and personnel issues; and

o    overcoming   significant   competition   for   acquisition   and   alliance
     opportunities from companies that have s ignificantly greater financial and management resources.

IDX'S SUCCESS DEPENDS ON NEW PRODUCT DEVELOPMENT AND ITS ABILITY TO RESPOND TO RAPIDLY CHANGING TECHNOLOGY. To be successful, IDX must enhance its existing products, respond effectively to technology changes and help its clients adopt new technologies. In addition, IDX must introduce new products and technologies to meet the evolving needs of its clients in the healthcare information systems market. IDX may have difficulty in accomplishing this because of:

o the continuing evolution of industry standards, for example, transaction standards pursuant to the Health Insurance
         Portability and Accountability Act of 1996 (HIPAA); and
o the creation of new technological developments, for example, Internet and application service provider technology.

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

In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for IDX's products and services. If IDX were forced to reduce its prices, its operating margins would decrease. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater.

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

HIPAA contains provisions regarding standardization, privacy, security, and administrative simplification in healthcare. As a result of regulations now proposed under HIPAA, IDX will make investments to support customer operations in areas, such as:

o        electronic data transactions;
o        computer system security; and
o        patient privacy.

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

The United States Food and Drug Administration has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, IDX, as a manufacturer of such products, could be required, depending on the product, to:

o       register and list its products with the FDA;
o notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or
o obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

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

The following important factors affect our Internet services and content business segment or "ChannelHealth" business:

CHANNELHEALTH'S LIMITED OPERATING HISTORY MAY MAKE IT DIFFICULT TO VALUE AND EVALUATE ITS BUSINESS AND FUTURE PROSPECTS. ChannelHealth commenced operations October 1999 and only recently commercially released its first product. An evaluation of the risks and uncertainties of ChannelHealth's business will be difficult because of ChannelHealth's limited operating history. In addition, ChannelHealth's limited operating history means that it has less insight into how technological and market trends may affect its business as evidenced by the writeoff of goodwill of $5.8 million in the first quarter of 2000 due to a change in its content strategy. The revenue and income potential of
ChannelHealth's business and market are unproven, and its business model is emerging and unproven. ChannelHealth's business and prospects must be considered in light of the risks and difficulties typically encountered by businesses in their early stages of development, particularly those in new and rapidly evolving markets such as the Internet healthcare information industry.

CHANNELHEALTH HAS INCURRED SUBSTANTIAL LOSSES TO DATE AND MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY. ChannelHealth has incurred losses since it began operations. ChannelHealth incurred a net loss of $8.7 million in the first quarter of 2000 and a net loss of $5.5 million for the year ended December 31, 1999, and its accumulated deficit through December 31, 1999 was $5.5 million. ChannelHealth cannot be certain if or when it will become profitable. ChannelHealth's failure to become profitable within the timeframe expected by IDX investors or at all may adversely affect the market price of IDX Common Stock. ChannelHealth expects to continue to increase its expenses in an effort to develop its business and, as a result, will need to generate significant revenue to achieve profitability. Even if ChannelHealth does achieve profitability, there can be no assurance that ChannelHealth can sustain or increase profitability on a quarterly or annual basis in the future.

CURRENTLY, CHANNELHEALTH'S BUSINESS DEPENDS ON INTEGRATING INTERNET-RELATED TECHNOLOGY INTO ITS CUSTOMERS' BUSINESSES, AND, AS A RESULT, ITS BUSINESS WILL SUFFER IF USE OF THE INTERNET AS A MEANS FOR COMMERCE DECLINES. If commerce on the Internet does not continue to grow or grows slower than expected, the need for ChannelHealth's Internet healthcare information products and services could decline, resulting in fewer projects and reduced revenues. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

o        actual or perceived lack of security of information;
o        lack of access and ease of use;
o        congestion of Internet traffic or other usage delays;
o        inconsistent quality of service;
o        increase in access costs to the Internet;
o        evolving government regulation;
o        uncertainty regarding intellectual property ownership;
o        costs associated with the obsolescence of existing infrastructure; and
o        economic viability of the Internet commerce model.

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

GOVERNMENT REGULATION COULD ADVERSELY AFFECT CHANNELHEALTH'S BUSINESS. ChannelHealth's business will be subject to government regulation. Existing as well as new laws and regulations could adversely affect its business. Laws and regulations may be adopted with respect to the Internet or other on-line services covering issues such as:

o   user privacy;
o   system security;
o   pricing;
o   content;
o   copyrights;
o   distribution; and
o   characteristics and quality of products and services.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

                                         IDX SYSTEMS CORPORATION




Date: May 15, 2000                       By:  /S/ JOHN A. KANE
                                              ____________________________
                                              John A. Kane,
                                              Vice President, Finance and
                                              Administration, Chief Financial
                                              Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.    Description                                                 Page
-----------    -----------                                                 ----

10             Series  A  Convertible   Preferred   Stock   Purchase       25
               Agreement by   and   between    Channelhealth
               Incorporated , IDX Systems Corporation and Purchasers
               named on Schedule I dated as of January 10, 2000.

27             Financial Data Schedule                                     151

                                                                    EXHIBIT 10


                                                              Draft of 01/06/99

                           CHANNELHEALTH INCORPORATED

                         SERIES A CONVERTIBLE PREFERRED

                            STOCK PURCHASE AGREEMENT

                          Dated as of January 10, 2000



                                TABLE OF CONTENTS
                                                                          Page

SECTION 1 AUTHORIZATION AND SALE OF THE SECURITIES........................5
     1.1   Authorization..................................................5
     1.2.  Amended and Restated Certificate of Incorporation..............5
     1.3.  Sale of Securities.............................................5
     1.4.  Use of cash Proceeds...........................................5
SECTION 2 CLOSING DATES; DELIVERIES.......................................5
     2.1.  Closing........................................................5
     2.2.  Deliveries.....................................................6
SECTION 3 REPRESENTATIONS AND WARRANTIES OF THE COMPANY...................7
     3.1.  Organization and Qualification.................................7
     3.2.  Certificate of Incorporation and Bylaws........................7
     3.3.  Corporate Power................................................7
     3.4.  Subsidiaries...................................................7
     3.5.  Capitalization.................................................7
     3.6.  Authorization..................................................8
     3.7.  Financial Statements...........................................8
     3.8.  Title to Properties and Assets; Insurance......................8
     3.9.  Related-Party Transactions.....................................8
     3.10. Permits; Compliance and with Applicable law....................8
     3.11. Proprietary Rights.............................................9
     3.12. Contracts......................................................9
     3.13. [Reserved].....................................................10
     3.14. Absence of Conflicts...........................................10
     3.15. Litigation.....................................................10
     3.16. Governmental Consent...........................................10
     3.17. Employees......................................................10
     3.18. Tax Returns, Payments, and Elections...........................10
     3.19. Brokers or Finders.............................................10
     3.20. Employee Benefit Plans; Labor..................................10
     3.21. Company Status.................................................11
     3.22. Offering Exemption.............................................11
     3.23. Use of Proceeds................................................11
     3.24. Environmental Matters..........................................11
     3.25. [Reserved].....................................................12
     3.26. Y2K Compliance.................................................12
     3.27. Disclosure.....................................................12
SECTION 4 REPRESENTATIOINS AND WARRANTIES OF IDX..........................12
     4.1.  Organization and Qualification.................................12
     4.2.  Corporate Power; Authorization; Enforceability.................12
SECTION 5 REPRESENTATIONS AND WARRANTIES OF THE PURCHASERS................12
     5.1.  Experience.....................................................13
     5.2.  Investment.....................................................13
     5.3.  Rule 144.......................................................13
     5.4.  No Public Market...............................................13
     5.5.  Access to Data.................................................13
     5.6.  Authorization..................................................13
     5.7.  Brokers or Finders.............................................13
     5.8.  Investor Qualification.........................................13




SECTION 6 RESERVED........................................................14
SECTION 7 RESERVED........................................................14
SECTION 8 POST CLOSING COVENANTS..........................................14
     8.1.  Basic Information Rights.......................................14
     8.2.  Access and Additional Information Rights.......................14
     8.3.  Director and Officer Insurance.................................14
     8.4.  Agreements with Employees......................................14
     8.5.  Board Meetings.................................................14
     8.6.  Use of Proceeds................................................15
     8.7.  Books and Records..............................................15
     8.8   Reservation of Common Stock....................................15
     8.9.  Board of Directors.............................................15
     8.10. ERISA Covenant.................................................15
     8.11. Pequot's Put to IDX............................................15
     8.12. Covenant to Cooperate in Providing Financial Statements........16
     8.13. Opening Balance Sheet..........................................16
     8.14. Documentation of Asset and other Transfers.....................16
     8.15. Settlement and Release of Patent Infringement Suit.............16
     8.16. Termination of Covenants.......................................16
SECTION 9 GENERAL PROVISIONS..............................................16
     9.1.  Governing Law..................................................16
     9.2.  Successors and Assigns; Third Party Beneficiaries..............16
     9.3.  Entire Agreement; Amendment and Waiver.........................16
     9.4.  Survival of Representations, Warranties and Agreements.........16
     9.5.  Notices, etc...................................................17
     9.6.  Delays or Omissions............................................17
     9.7.  References.....................................................17
     9.8.  Severability...................................................17
     9.9.  Pronouns.......................................................17
     9.10. Counterparts; Facsimile Execution..............................17
     9.11. Remedies.......................................................17
     9.12. Certain Definitions............................................17
     9.13. Restrictive Legends............................................18
     9.14  Expenses.......................................................18

                                        3

SCHEDULES

Schedule I - Schedule of Purchasers
Disclosure Schedule

EXHIBITS

Exhibit A - Amended and Restated Certificate of Incorporation
Exhibit B - Stockholders' Agreement
Exhibit C - Registration  Rights  Agreement
Exhibit D - Employment, Non-Competition and Non-Disclosure Agreement Exhibit E - Cross-License and Software Maintenance Agreement
Exhibit F - Administrative Services Agreement
Exhibit G - Marketing,  Development and Service  Agreement
Exhibit H - Opinion of Corporate Counsel to the Company

                           CHANNELHEALTH INCORPORATED

                              SERIES A CONVERTIBLE

                       PREFERRED STOCK PURCHASE AGREEMENT

         SERIES A CONVERTIBLE PREFERRED STOCK PURCHASE AGREEMENT, dated as of January 10, 2000, by and between CHANNELHEALTH INCORPORATED, a Delaware corporation (the "Company"), IDX SYSTEMS CORPORATION ("IDX") and the Purchasers named on Schedule I hereto (the "Purchasers").

         WHEREAS, the Company is a wholly owned subsidiary of IDX; and

         WHEREAS, the Company desires to sell to the Purchasers, and the Purchasers desire to buy from the Company the number of shares of Series A Convertible Preferred Stock of the Company set forth opposite such Purchasers' name on Schedule I hereto for a purchase price per share as set forth herein.

         In consideration of the mutual promises and covenants contained in this Agreement, the parties hereto agree as follows:

                                    SECTION 1

                    AUTHORIZATION AND SALE OF THE SECURITIES
                    ----------------------------------------
1.1 Authorization.
    -------------
The Company has authorized the issuance and sale hereunder of up to 3,000,000 shares of its Series A Convertible Preferred Stock, $.001 par value per share ("Series A Preferred Stock"), at the Closing (the "Shares").

1.2 Amended and Restated  Certificate of Incorporation.
    --------------------------------------------------
The Company shall adoptand file with the Secretary of State of the State of Delaware on or before the Closing (as defined below) Amended and Restated Certificate of Incorporation in the form attached hereto as EXHIBIT A (the "Restated Certificate").

1.3 Sale of the  Securities.
    -----------------------
At the Closing, and subject to the terms and conditions hereof, the Company shall sell and issue to each Purchaser, and such Purchaser shall purchase from the Company, the number of Shares specified opposite such Purchaser's name on
Schedule I attached hereto (the "Schedule of Purchasers"), at the purchase price of Eleven Dollars and Eighty Cents ($11.80) per share, payable as set forth in
Section 2.2 of this Agreement.

1.4 Use of Cash  Proceeds.
    ---------------------
The Company shall use the net proceeds from the sale of the Shares for (a) funding of the development of the Company's organizational infrastructure, (b) working capital for the Company's current businesses and (c) acquisitions by the Company (collectively, the "Permitted Purposes").

                                    SECTION 2

                            CLOSING DATES; DELIVERIES
                            -------------------------
2.1 Closing.
    -------
(a) The initial closing of the purchase and sale of the Shares hereunder (the "Closing") is taking place at the offices of Dewey Ballantine LLP at 1301 Avenue of the Americas, New York, New York, at 10:00 a.m. on the date hereof or at such other place and time as the parties may mutually agree. The date of the Closing is referred to as the "Closing Date."

(b) To the extent that any of the authorized Shares are not issued and sold at the Closing, the Company may sell some or all of such Shares to the Purchasers listed on the Schedule of Purchasers; provided, however, that (i) any such sales hereunder shall take place on or before January 31, 2000, (ii) such Shares are issued and sold at a price equal to $11.80 per share and otherwise in accordance with the provisions of this Agreement, (iii) the aggregate number of Shares issued pursuant to this Agreement shall not exceed 3,000,000 and (iv) at terms no more favorable that those at any previous closing of Series A Preferred Stock. In the event of any such sales: (x) the Schedule of Purchasers shall be supplemented to add the address of each such Purchaser, the number of Shares to be purchased by each such Purchaser and the purchase price to be paid by each such Purchaser and the Company shall provide each Purchaser with a copy of the Schedule of Purchasers as so supplemented, (y) each such Purchaser shall execute and deliver this Agreement by executing and delivering to the Company and each other Purchaser counterpart signature pages hereto and (z) the sale of such Shares shall not be subject to the pre-emptive rights of Section 8 of the Stockholders' Agreement (as hereinafter defined).

2.2  Deliveries.
     ----------
At the Closing, the parties are making the following deliveries:

(a) Certificates and Purchase Price.
    -------------------------------
The Company is delivering to each Purchaser the appropriate certificate(s) representing the number of Shares set forth opposite such Purchasers' name on the Schedule of Purchasers, which shall be delivered against payment of the purchase price therefor in the amount specified on the Schedule of Purchasers, by certified check payable to the order of the Company, or wire transfer of same day funds to an account designated at least one business day prior to the Closing by the Company (or any combination thereof) in the respective amounts specified on the Schedule of Purchasers.

(b) Restated Certificate.
    --------------------
The Company is delivering to the Purchasers a certified copy of the Restated Certificate, certified by the Secretary of State of the State of Delaware.

(c) Stockholders' Agreement.
    -----------------------
The Company and IDX are executing and delivering a Stockholders' Agreement in substantially the form of EXHIBIT B hereto (the "Stockholders' Agreement").

(d) Registration Rights Agreement.
    -----------------------------
The Company and IDX are executing and delivering a Registration Rights Agreement in substantially the form of EXHIBIT C hereto (the "Registration Rights Agreement").

(e) Employment Agreements.
    ---------------------
The Company is delivering as attached to Section 3.12 of the disclosure schedule to each Purchaser a copy of the employment agreements with substantially all of the employees of the Company and attached hereto as EXHIBIT D is a copy of the form of Employment, Noncompetition and Nondisclosure Agreement that the Company requires each new employee to execute.

(f) Cross License;  Service  Agreement and Marketing  Agreement.
    -----------------------------------------------------------
The Company is delivering to each Purchaser a copy of each of the Cross License and Software Maintenance Agreement, the Administrative Services Agreement and the Marketing, Development and Service Agreement, in substantially the forms of EXHIBIT E, EXHIBIT F, and EXHIBIT G, respectively, hereto executed by the Company and IDX (collectively, the "Service Agreement").

g) Opinion of Company Counsel.
   --------------------------
Robert W. Baker, Jr., corporate counsel to the Company, is delivering to the Pequot Private Equity Fund II, L.P. ("Pequot") his opinion in substantially the form of EXHIBIT H hereto.

(h) Board of  Directors  of the  Company.
    ------------------------------------
The Company is delivering to each Purchaser evidence that the number of directors comprising the Company's board of directors has been initially set at five and that Gerald A. Poch has been elected to the board of directors of the Company.

(i) Secretary's  Certificate.
    ------------------------
The Company is delivering to each Purchaser a certificate executed by the Secretary of the Company, certifying (i) resolutions adopted by the Board of Directors of the Company authorizing the transactions contemplated by this Agreement, (ii) the Restated Certificate, (iii) the Bylaws of the Company, (iv) incumbency matters and (v) such other proceedings relating to the authorization, execution and delivery of this Agreement and the Restated Certificate, the Stockholders' Agreement, the Registration Rights Agreement and the Service Agreement (together, the "Ancillary Agreements") as may be reasonably requested by the Purchasers.

(j) Employees.
    ---------
The Company is delivering to each Purchaser a list of the employees of the Company as of the Closing Date.

(k) Consents and Approvals.
    ----------------------
The Company is delivering to each Purchaser copies of all consents required to effect the transactions contemplated hereby, including, without limitation, any consents or notices required to by filed by applicable federal or state securities laws on or before the Closing Date.

                                    SECTION 3

                  REPRESENTATIONS AND WARRANTIES OF THE COMPANY
                  ---------------------------------------------

The Company hereby represents and warrants to each Purchaser that, except as set forth on the Disclosure Schedule attached hereto (the "Disclosure Schedule"), specifically identifying the relevant Sections hereof, which Disclosure Schedule shall be deemed to be part of the representations and warranties as if made hereunder:

3.1 Organization and Qualification.
    ------------------------------
The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the requisite corporate power and authority to own, lease and operate its assets, properties and business and to carry on its business as it is now being conducted or proposed to be conducted. The Company is duly qualified as a foreign corporation to transact business, and is in good standing, in each jurisdiction where it owns or leases real property or maintains employees or where the nature of its activities make such qualification necessary.

3.2 Certificate of  Incorporation  and Bylaws.
    -----------------------------------------
The Company has delivered to the Purchasers true, correct, and complete copies of the Restated certificate and the Company's Bylaws, as amended through the date hereof.

3.3 Corporate Power.
    ---------------
The Company has all requisite legal and corporate power and authority to execute and deliver this Agreement and the Ancillary Agreements, to sell and issue the Shares hereunder, and to carry out and perform its obligations under the terms of this Agreement and each of the Ancillary Agreements.

3.4 Subsidiaries.
    ------------
The Company has no direct or indirect Subsidiaries (as defined in Section 9.12). The Company does not, directly or indirectly, own or control or have any capital or other equity interest or participation in (or any interest convertible into or exchangeable or exercisable for, any capital or other equity interest or participation in) any Person (as defined in Section 9.12) nor is the Company, directly or indirectly, subject to any obligation or requirement to provide funds to or invest in any Person.

3.5 Capitalization.
    --------------
(a) General.
    -------
The authorized capital stock of the Company consists, or will consist immediately prior to the Closing, of 103,000,000 shares, of which 100,000,000 are designated as Common Stock, $.001 par value per share ("Common Stock"), and of which 3,000,000 are designated as Series A Preferred Stock. Upon consummation of the transactions contemplated by this Agreement, the capitalization of the Company shall be as set forth in Section 3.5 of the Disclosure Schedule. Three Million (3,000,000) shares of the authorized Common Stock have been reserved for issuance upon conversion of the Series A Preferred Stock. As of the Closing, all issued and outstanding shares of the Company's capital stock will have been duly authorized and validly issued, will be fully paid and nonassessable and will be owned of record, and to the Company's knowledge, beneficially, by the stockholders and in the amounts set forth in Section 3.5 of the Disclosure Schedule. As of the Closing, the Shares will be free of any liens, claims or encumbrances of the Company and free of restrictions on transfer other than as set forth in this Agreement, the Bylaws, the stock option agreements issued pursuant to the Option Plan (if applicable) and the Ancillary Agreements and under applicable state and federal securities laws. All issued and outstanding Shares of the Company's capital stock and all other securities issued by the Company have been issued in accordance with the applicable securities laws and regulations. Except as set forth in Section 3.5 of the Disclosure Schedule or as provided in the Ancillary Agreements, there are no options, warrants, conversion privileges, or preemptive or other rights or agreements presently outstanding to purchase or otherwise acquire any authorized but unissued shares of the capital stock or other securities of the Company. Except as aforesaid and as contemplated herein, the Company is not a party or subject to any agreement or understanding that affects or relates to the voting or giving of written consents with respect to any security, or the voting by a director, of the Company. Except as aforesaid and as set forth in Section 3.5 of the Disclosure Schedule, the Company is not subject to any obligation (contingent or otherwise) to repurchase or otherwise to acquire or retire any shares of its capital stock. The Company has not declared or paid any dividend or made any other distribution of cash, stock or other property to its stockholders.

(b) Common Stock.
    ------------
Immediately prior to the consummation of the transactions contemplated hereby, 25,422,425 shares of Common Stock are issued and outstanding as of the date hereof.

3.6  Authorization.
     -------------
All corporate action on the part of the Company, its officers, directors, and its stockholders necessary for the authorization, execution, delivery and performance of this Agreement and all other agreements executed in connection with the transactions contemplated hereby by the Company, the authorization, sale, issuance and delivery of the Shares and the performance of all of the Company's obligations hereunder and under the Ancillary Agreements have been taken or will be taken prior to the Closing. This Agreement and each of the Ancillary Agreements, when executed and delivered by the Company, will constitute a valid and legally binding obligation of the Company, enforceable against the Company in accordance with its respective terms, subject to (i) laws of general application relating to bankruptcy, insolvency, and the relief of debtors, and (ii) rules of law governing specific performance, injunctive relief, or other equitable remedies.

3.7 Financial Statements.
    --------------------
Attached to Section 3.7 of the Disclosure Schedule is a complete and correct copy of the unaudited pro forma statement of assets and liabilities of the Company as at December 31, 1999 ( the "Financial Statement"). Such Financial Statement has been prepared in accordance with generally accepted accounting principles consistently applied (except for the omission of any notes thereto) and fairly presents the assets and liabilities of the Company for such period. Since December 31, 1999, there has not been any material adverse change to the assets, properties, prospects, operating results, business or financial condition of the Company as set forth in the Financial Statement. There are no material liabilities not disclosed in the Financial Statement, other than those incurred in the ordinary course of business since December 31, 1999 and as set forth in the Disclosure Schedule.

3.8  Title to Properties and Assets; Insurance.
     -----------------------------------------
(a) Except as set forth in Section 3.8 of the Disclosure Schedule, the Company currently owns no real property, and since its inception it has never owned any real property. The Company has good title to or a valid leasehold interest in all of the property or assets used by it or located on its premises that are material to the business or operations of the Company, free and clear of all liens, restrictions and encumbrances other than liens for current taxes not yet due and payable, and liens and encumbrances which have arisen in the ordinary course of business and which do not, individually or in the aggregate, detract in any material respect from the value of the property subject thereto or impair in any material respect the operations of the Company.

(b) Except as set forth in Section 3.8 of the Disclosure Schedule, the assets of the Company include all leases, contracts, furniture, fixtures, inventory and equipment (for purposes of this clause (b), the "Equipment") necessary for the Company to conduct its business as presently conducted.

(c) The Company is a named insured under IDX's insurance policies which are maintained in such amounts (to the extent available in the public market), including (as applicable) self-insurance, retainage and deductible arrangements, and of such a character as is reasonable for companies engaged in the same or similar business similarly situated. Section 3.8 of the Disclosure Schedule sets forth a list of all insurance coverage carried by IDX that name the Company as an insured, identifying the carrier and the amount of coverage.

3.9  Related-Party  Transactions.
     ---------------------------
Except as set forth in Section 3.9 of the Disclosure Schedule, no employee, officer, stockholder, director or consultant of the Company or member of his or her immediate family (defined as parents, spouse, siblings or lineal descendants) is indebted to the Company, and the Company is not indebted (or committed to make loans or extend or guarantee credit) to any of them. To the knowledge of the Company, no employee, officer, stockholder, director or consultant of the Company has any direct or indirect ownership interest in any firm or corporation with which the Company is affiliated or with which the Company has a business relationship, or any firm or corporation that competes with the Company, except stock ownership by employees, officers, stockholders or directors of the Company and members of their immediate families in publicly traded companies. No officer, stockholder or director or any member of their immediate families is, directly or indirectly, interested in any contract (other than this Agreement or the Ancillary Agreements) with the Company.

3.10  Permits;  Compliance  with  Applicable  Law.
      -------------------------------------------
The Company has all material franchises, permits, licenses, authorizations, approvals and any similar authority ("Permits") necessary for the conduct of its business as now being conducted by it. The Company is not in violation in any material respect of, or default in any material respect under, any such Permits.

All such Permits are in full force and effect, and to the Company's knowledge, no violations have been recorded in respect of any such permits; no proceeding is pending or, to the knowledge of the Company, threatened to revoke or limit any such Permit; and no such Permit will be suspended, cancelled or adversely modified as a result of the execution and delivery of this Agreement or the Ancillary Agreements and the consummation of the transactions contemplated hereby or thereby.

3.11  Proprietary Rights.
      ------------------
(a) Except as set forth in Section 3.11 of the Disclosure Schedule: (i) the Company is the owner, free and clear of any lien or encumbrance, of, or has a valid license, without the payment of any royalty except with respect to off-the-shelf software and otherwise on commercially reasonable terms, to, all U.S. and foreign trademarks, service marks, logos, designs, trade names, internet domain names and corporate names, and the goodwill of the business connected therewith and symbolized thereby, patents, registered designs, copyrights, computer software and databases, whether or not registered, web sites and web pages and related items (and all intellectual property and proprietary rights incorporated therein) and all other trade secrets, research and development, formulae, know-how, proprietary and intellectual property rights and information, including all grants, registrations and applications relating thereto which are material to the business or operations of the Company (collectively, the "Proprietary Rights") and necessary for the conduct of its business as now conducted or as contemplated to be conducted (such Proprietary Rights owned by or licensed to the Company, collectively, the "Company Rights");
(ii) the Company has taken all actions which are necessary in order to protect the Company Rights, and to acquire Proprietary Rights, consistent with prudent commercial practices in the Company's industry; (iii) to the best of its knowledge, the Company's rights in the Company Rights are valid and enforceable;
(iv) the Company has received no demand, claim, notice or inquiry from any Person in respect of the Company Rights which challenges, threatens to challenge or inquires as to whether there is any basis to challenge, the validity of, or the rights of the Company in, any such Company Rights, and the Company knows of no basis for any such challenge; (v) the Company is not in violation or infringement of, and has not violated or infringed, any Proprietary Rights of any other Person; (vi) to the knowledge of the Company, no Person is infringing any Company Rights; and (vii) except on an arm's-length basis for value and other commercially reasonable terms, the Company has not granted any license with respect to any Company Rights to any Person.

(b) Section 3.11 of the Disclosure Schedule contains a complete and accurate list of the Company Rights and all license and other agreements relating thereto, in each case which are material to the business or operations of the Company.

3.12 Contracts.
     ---------
Set forth in Section 3.12 of the Disclosure  Schedule is a list of all agreements to which the Company is a party or agreements by which the Company is bound which are material to the business or operations of the Company, including without limitation (a) any employment and consulting agreements, employee benefit, bonus, pension, profit-sharing, stock option, stock purchase and similar plans and arrangements, (b) any agreement with any current or former stockholder, officer or director of the Company, or any "affiliate" or "associate" of such persons (as such terms are defined in the rules and regulations promulgated under the Securities Act of 1933, as amended (the "Securities Act")), including without limitation any agreement or other arrangement providing for the furnishing of services by, rental of real or personal property from, or otherwise requiring payments to, any such person or entity and (c) any agreement relating to the intellectual property rights necessary for the conduct of the Company's business as presently conducted or as contemplated to be conducted on the Closing Date.

(b) Assuming the due execution and delivery by the other parties thereto, each of such Contracts is as of the date hereof legal, valid and binding, and in full force and effect, and enforceable in accordance with its terms, subject to (i) laws of general application relating to bankruptcy, insolvency, and the relief of debtors, and (ii) rules of law governing specific performance, injunctive relief, or other equitable remedies. Except as set forth in Section 3.12 of the Disclosure Schedule, there is no breach, violation or default by the Company (or, to the knowledge of the Company, any other party) under any such Contract, and no event (including, without limitation, the transactions contemplated by this Agreement) has occurred which, with notice or lapse of time or both, would
(A) constitute a breach, violation or default by the Company (or, to the knowledge of the Company, any other party) under any such Contract, or (B) give rise to any lien or right of termination, modification, cancellation, prepayment, suspension, limitation, revocation or acceleration against the Company under any such Contract. Except us set forth in Section 3.12 of the Disclosure Schedule, the Company is not and, to the knowledge of the Company, no other party to any of such Contracts is in arrears in respect of the performance or satisfaction of any material terms or conditions on its part to be performed or satisfied under any of such Contracts, and the Company has not and, to the knowledge of the Company, no other party thereto has granted or been granted any waiver or indulgence under any of such Contracts or repudiated any provision thereof.

3.13  [Reserved].
       --------

3.14  Absence of Conflicts.
      --------------------
The execution, delivery, and performance of, and compliance with this Agreement and the Ancillary Agreements, the issuance of the Shares and the consummation of the transactions contemplated hereby and thereby, have not and will not: (i) violate, conflict with or result in a breach of any provision of or constitute a default (or an event which, with notice or lapse of time or both, would constitute a default) under, or result in the termination of, or accelerate the performance required by, or result in the creation of any lien upon any of the assets, properties or business of the Company under, any of the terms, conditions or provisions of (x) the Restated Certificate or the Bylaws of the

Company, or (y) any indenture, mortgage, guaranty, lease, license or other contract, agreement or understanding to which the Company is a party or by which any of its assets or properties are bound, which would have a Material Adverse Effect (as defined below); or (ii) violate any judgment, ruling, order, writ, injunction, award, decree, or any law or regulation of any court or federal, state, county or local government or any other governmental, regulatory or administrative agency or authority which is applicable to the Company or any of its assets, properties or businesses, which would have a Material Adverse Effect.

3.15 Litigation.
     ----------
Except as set forth in Section 3.15 of the Disclosure Schedule, there is no action, suit or proceeding, or governmental inquiry or investigation, pending, or, to the Company's knowledge, any threat thereof, against the Company, which questions the validity of this Agreement or the right of the Company to enter into it, or which might result in a material adverse effect on the business assets, properties, operations, results of operations or financial condition of the Company (a "Material Adverse Effect"), either individually or in the aggregate, nor is there any litigation pending, or, to the Company's knowledge, any threat thereof, against the Company by reason of the proposed activities of the Company or negotiations by the Company with possible investors in the Company. The Company is not subject to any outstanding judgment, order or decree.

3.16  Governmental  Consent.
      ---------------------
No consent, approval, or authorization of, or designation, declaration, notification, or filing with any governmental authority on the part of the Company is required in connection with the valid execution, delivery and performance of this Agreement or any of the Ancillary Agreements, the offer, sale, or issuance of the Shares or the consummation of any other transaction contemplated hereby or by the Ancillary Agreements (other than such notifications or filings required under applicable federal or state securities laws, if any, and the filing required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act")).

3.17  Employees.
      ---------
Set forth in Section 3.17 of the Disclosure Schedule is a list of substantially all of the employees who are employed by the Company on the Closing Date.

3.18  Tax Returns,  Payments, and Elections.
      -------------------------------------
The Company has not been required to file any federal, state, county, local or foreign tax returns, and any returns prepared by it or on its behalf are true and correct and all taxes have been timely paid. Neither the Company nor any of its stockholders has ever filed (a) an election pursuant to Section 1362 of the Internal Revenue Code of 1986, as amended (the "Code"), that the Company be taxed as an S Corporation or (b) consent pursuant to Section 341(f) of the Code relating to collapsible corporations. With respect to any tax periods or portions thereof ending on or prior to the Closing Date, the Company is, and at all times has been, a member of the IDX affiliated group (the "Affiliated Group") for Federal income tax purposes, and the Company has no liability for any Federal, state or other tax liability asserted by the Internal Revenue Service or any other competent taxing authority or jurisdiction resulting from membership in the Affiliated Group or the preparation of the Affiliated Group's consolidated Federal income tax returns or otherwise.

3.19  Brokers or  Finders.
      -------------------
The Company has not incurred, and will not incur, directly or indirectly, as a result of any action taken by the Company, any liability for brokerage or finders' fees or agents' commissions or any similar charges in connection with this Agreement or the Ancillary Agreements or any transaction contemplated hereby or thereby.

3.20  Employee Benefit Plans; Labor.
      -----------------------------
(a) Section 3.20 of the Disclosure Schedule contains a true and complete list of all material employee benefit, savings, retirement, pension, fringe benefit, severance, compensation and similar plans which are currently maintained by the Company or its ERISA Affiliates, and which currently covers any present or former employees, officers, or directors of the Company with respect to their employment with the Company ("Company Personnel") and to which the Company contributes or is required to contribute or for which the Company has any liability for Company Personnel as of the Closing, including, but not limited to, "employee benefit plans" within the meaning of Section 3(3) of ERISA, pension, savings, stock purchase, stock option, restricted stock, phantom stock, stock appreciation rights, severance, employment, change in control, fringe benefit, bonus, incentive, cost of living and deferred compensation plans, agreement, programs and policies (collectively, the "Employee Plans"). All contributions or payments owed by the Company, with respect to employment of Company Personnel, for any periods prior to the Closing under any Employee Plan have been made or appropriately accrued. Any government agency filings that are required to be filed by the Company for any Employee Plan prior to the Closing have been made on a timely basis.

(b) All Employee Plans comply in all material respects with applicable laws (including, but not limited to, ERISA, the Code, and the Age Discrimination in Employment Act of 1967, as amended) and comply in form and in operation in all material respects with the applicable requirements of ERISA, the Code, the regulations and published authorities thereunder and other applicable laws as of the Closing.

(c) Neither the Company nor any of its ERISA Affiliates has at any time maintained prior to the closing, contributed to or been required to contribute to, or had any liability with respect to, any plan which is subject to Title IV of ERISA or Section 412 of the Code (including, without limitation, any multiemployer plan (within the meaning of Section 3(37) of ERISA)). Neither the Company nor any other "disqualified person" or "party-in-interest" with respect to an Employee Plan has engaged in any "prohibited transaction" (as those terms are defined in Section 4975 of the Code or Sections 3(14) and 406 of ERISA), which could subject the Company, or any person who the Company has an obligation to indemnify, to any material tax or penalty imposed under Section 4975 of the Code or Section 502 of ERISA. The events contemplated by this Agreement (either alone or together with any other event) will not (w) entitle any Company Personnel to severance pay, unemployment compensation, or other similar payments under any Employee Plan or law, (x) accelerate the time of payment or vesting or increase the amount of compensation or benefits due under any Employee Plan, (y) result in any payments (including parachute payments within the meaning of Section 280G of the Code) under any Employee Plan.

(d) The Company and each of its subsidiaries is in compliance in all material respects with all laws and orders relating to the employment of labor and classification of persons as employees, including, without limitation, all such laws and orders relating to wages, hours, discrimination, civil rights, safety and the collection and payment of withholding and/or Social Security taxes and similar taxes and provision of employee benefits as of the Closing.

3.21 Company Status.
     --------------
The Company is not (i) a "public utility holding company" or a "holding company" as defined in the Public Utility Holding Company Act of 1935, as amended, (ii) a "public utility" as defined in the Federal Power Act, as amended, or (iii) an "investment company" as defined in the Investment Company Act of 1940, as amended.

3.22 Offering Exemption.
     ------------------
Assuming the truth and accuracy of the representations and warranties contained in Section 5, the offer and sale of the Series A Preferred Stock as contemplated hereby and the issuance and delivery to the Purchasers of the Shares and the shares of Common Stock issuable upon the conversion of the Shares are exempt from registration under the Securities Act, and under applicable state securities and "blue sky" laws, as currently in effect.

3.23  Use of Proceeds.
      ---------------
The Company shall use the cash proceeds of the sale of the Shares for the Permitted Purposes.


3.24  Environmental Matters.
      ---------------------
(a) To the Company's knowledge, there are, with respect to the Company, or any predecessor thereof, no past or present violations of Environmental Law (as defined below), nor any actions, activities, circumstances, conditions, events, incidents, or contractual obligations which may give rise to any liability pursuant to any Environmental Law, and the Company has not received any written notice with respect to any of the foregoing. There is no is any civil, criminal or administrative action, suit, claim, notice, hearing, inquiry, proceeding or investigation at law or in equity by or before any court, arbitrator or similar panel, governmental instrumentality or other agency now pending or, to the knowledge of the Company, threatened against the Company or the assets of the Company in connection with any of the foregoing.

(b) For purposes of this Section 3.24, capitalized terms used herein shall have the following meanings:

         "Environmental Laws" shall mean, at any date, all provisions of federal, state, local or foreign law (including applicable principles of common and civil law), statutes, ordinances, rules, regulations, published standards and directives that have the force and effect of law, permits, licenses, judgments, writs, injunctions, decrees and orders enacted, promulgated or issued by any Public Authority, and all indemnity agreements and other contractual obligations, as in effect at such date, relating to (i) the protection of the environment, including the air, surface and subsurface soils, surface waters, groundwaters and natural resources, and (ii) occupational health and safety and exposure of persons to Hazardous Materials. Environmental Laws shall include the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. ss.ss.9601 et seq., and any other laws imposing or creating liability with respect to Hazardous Materials.

         "Hazardous   Material"  shall  mean  any  substance  regulated  by  any
Environmental Law.

         "Public Authority" shall mean any supranational, national, regional, state or local government court, governmental agency, authority, board, bureau, instrumentality or regulatory body.

3.25  [Reserved].
      ----------

3.26 Y2K Compliance.
     --------------
All information technology used by the Company, including without limitation, in all products and services (i) provided by the Company to third parties, (ii) used by the Company internally or (iii) to the best of the Company's knowledge, used in combination with any information technology of its clients, customers, suppliers or vendors, accurately processes or will process date and time data

(including, but not limited to calculating, comparing and sequencing) from, into and between the years 1999 and 2000 and the twentieth century and the twenty-first century, including leap year calculations and neither performance nor functionality of such technology will be affected by dates prior to, during and after the year 2000.

3.27  Disclosure.
      ----------
Neither this Agreement nor any certificate, instrument or written statement furnished or made to the Purchasers by or on behalf of the Company pursuant to this Agreement or the Ancillary Agreements contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein and therein in light of the circumstances under which they were made not misleading.

                                    SECTION 4

                      REPRESENTATIONS AND WARRANTIES OF IDX
                      -------------------------------------
    IDX hereby  represents  and  warrants  to the Purchasers as follows:

4.1 Organization and Qualification.
    ------------------------------
IDX is a corporation duly organized, validly existing and in good standing under the laws of the State of Vermont and has the requisite corporate power and authority to own, lease and operate its assets, properties and business and to carry on its business as it is now being conducted or proposed to be conducted. IDX is duly qualified as a foreign corporation to transact business, and is in good standing, in each jurisdiction where it owns or leases real property or maintains employees or where the nature of its activities make such qualification necessary.

4.2 Corporate Power; Authorization;  Enforceablity.
    ----------------------------------------------
IDX has all requisite legal and corporate power and authority to execute and deliver this Agreement and to carry out and perform its obligations under the terms of this Agreement. This Agreement has been duly authorized, executed and delivered by IDX and constitutes the valid and binding obligation of IDX and is enforceable against IDX in accordance with its terms.

                                    SECTION 5

                REPRESENTATIONS AND WARRANTIES OF THE PURCHASERS
                ------------------------------------------------

         Each Purchaser, severally as to itself and not jointly and severally, hereby represents and warrants to the Company with respect to the purchase of the Shares and the shares of Common Stock issuable upon conversion of the Shares (the "Conversion Shares") as follows:

5.1  Experience.
     ----------
Such Purchaser has substantial experience in evaluating and investing in private placement transactions of securities in companies similar to the Company so that such Purchaser is capable of evaluating the merits and risks of such Purchaser's investment in the Company and has the capacity to protect such Purchaser's own interests. Such Purchaser represents and warrants to the Company that it is aware that its purchase of Shares and any Conversion Shares hereunder involves substantial risk and that its financial condition and investments are such that it is in a financial position to hold the Shares and any Conversion Shares for an indefinite period of time and to bear the economic risk of and withstand a complete loss of such investment.

5.2 Investment.
    ----------
Such Purchaser is acquiring the Shares and any Conversion Shares for investment for such Purchaser's own account, not as a nominee or agent, and not with the view to, or for resale in connection with, any distribution thereof. Such Purchaser understands that the Shares and any Conversion Shares have not been, and will not be (except as otherwise provided in the Registration Rights Agreement), registered under the Securities Act or the securities laws of any state by reason of exemptions from the registration provisions of the Securities Act and such laws which depend upon, among other things, the bona fide nature of the investment intent and the truth and accuracy of such Purchaser's representations as expressed herein.

5.3 Rule 144.
    --------
Such Purchaser acknowledges that the Shares and any Conversion Shares must be held indefinitely unless subsequently registered under the Securities Act and any applicable state securities laws or an exemption from such registration is available. Such Purchaser is aware of the provisions of Rule 144 promulgated under the Securities Act which permit the limited resale of shares purchased in a private placement subject to the satisfaction of certain conditions, including, among other things, (i) the existence of a public market for the shares, (ii) the availability of certain current public information about the Company, (iii) the resale occurring not less than a certain period of time after a party has purchased and fully paid for the shares to be sold, (iv) the sale being effected through a "broker's transaction" or in transactions directly with a "market maker" (as provided by Rule 144(f)) and (v) the number of shares being sold during any three-month period not exceeding specified limitations.

5.4 No Public  Market.
    -----------------
Such Purchaser understands that no public market now exists for any of the securities issued by the Company and that there is no assurance that a public market will ever exist for the Shares or the Conversion Shares.

5.5  Access to Data.
     --------------
Such Purchaser has had an opportunity to discuss the Company's business, management, and financial affairs with the Company's management and the opportunity to review the Company's facilities and the Financial Statements. Such Purchaser has also had an opportunity to ask questions of officers of the Company, which questions were answered to its satisfaction. Such Purchaser acknowledges that it has had an opportunity to conduct its own independent due diligence investigation of the Company.

5.6 Authorization.
    -------------
This Agreement and the Ancillary Agreements to which such Purchaser is a party, when executed and delivered by such Purchaser, will constitute valid and legally binding obligations of such Purchaser, enforceable in accordance with their respective terms, subject to (i) laws of general application relating to bankruptcy, insolvency, and the relief of debtors, and (ii) rules of law governing specific performance, injunctive relief, or other equitable remedies. Such Purchaser, if not a natural person, has full power and authority to enter into and to perform its obligations under this Agreement and the Ancillary Agreements to which it is a party in accordance with their respective terms. Such Purchaser represents that it has not been organized, reorganized or recapitalized specifically for the purpose of investing in the Company.

5.7 Brokers or Finders.
    ------------------
Such Purchaser has not incurred, and will not incur, directly or indirectly, as a result of any action taken by such Purchaser, any liability for brokerage or finders' fees or agents' commissions or any similar charges in connection with this Agreement or any transaction contemplated hereby.

5.8 Investor  Qualification.
    -----------------------
Such Purchaser (i) is an "accredited investor" as defined in Rule 501 of Regulation D adopted under the Securities Act, (ii) has adequate means of providing for its current needs, (iii) has no need for liquidity in its investment in the Shares or any Conversion Shares, and (iv) is able to bear the economic risk of losing its entire investment in Shares and any Conversion Shares. Such Purchaser has its principal office or residence, as applicable, in the state set forth on the Schedule of Purchasers.

                                    SECTION 6

                                   [RESERVED]
                                   ----------

                                    SECTION 7

                                   [RESERVED]
                                   ----------

                                    SECTION 8

                             POST CLOSING COVENANTS
                             ----------------------

         The parties hereto agree as follows with respect to the period following the Closing:

8.1  Basic Information Rights.
     ------------------------
The Company shall furnish to the Purchasers:

(a) within ninety (90) days after the end of each fiscal year of the Company an audited balance sheet of the Company as of the end of such fiscal year and the related audited statements of income, stockholders' equity and cash flows for the fiscal year then ended, prepared in accordance with generally accepted accounting principles and certified by a nationally recognized firm of independent public accountants selected by the Board of Directors of the Company;

(b) within forty-five (45) days after the end of each fiscal quarter of the Company an unaudited balance sheet of the Company as of the end of such fiscal quarter and the related unaudited statements of income, stockholders' equity and cash flows for the fiscal quarter then ended, prepared in accordance with generally accepted accounting principles and certified by the President of the Company;

(c) thirty (30) days after the end of each month in each fiscal year monthly financial statements of the Company in the form prepared for the Board of Directors of the Company; and no later than thirty (30) days prior to the start of each fiscal year, an annual budget for the Company in respect of such fiscal year.

8.2 Access and  Additional  Information  Rights.
    -------------------------------------------
The Company will permit the Purchasers, its employees, counsel and other authorized representatives, to visit and inspect any of the properties of the Company, including its books of account and other records (and make copies thereof and take extracts therefrom), and to discuss its affairs, finances and accounts with the Company's officers and its independent public accountants, all at such reasonable times during normal business hours and as often as such Person may reasonably request, upon reasonable notice to the Company.

8.3 Director and Officer  Insurance.
    -------------------------------
On or prior to the date 60 days following the Closing Date, the Company shall procure and shall thereafter maintain liability insurance coverage for the directors and officers of the Company with respect to any liabilities reasonably incurred in connection with their services for or on behalf of the Company, including (in the case of directors) liabilities for monetary damages to the Company or its stockholders arising out of breaches of such directors' fiduciary duties, except where such liabilities arise because such directors violated their duty of loyalty to the Company and its stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper personal benefit from their action as directors.

8.4  Agreements  with  Employees.
     ---------------------------
The Company shall use reasonable efforts to require all persons now employed and shall require all persons hereafter employed by the Company to enter into an Employment, Noncompetition and Nondisclosure Agreement in substantially the form attached hereto as Exhibit D, or such other forms as may be approved by the Board of Directors of the Company.

8.5  Board Meetings.
     --------------
A meeting of the Company's Board of Directors shall be held at least once per month, unless otherwise agreed by a majority of directors who are not employees of the Company.

8.6  Use of Proceeds.
     ---------------
The Company shall use the cash proceeds of the sale of the Shares for the Permitted Purposes.


8.7  Books and Records.
     -----------------
The books of account and other financial and corporate records of the Company shall be maintained in accordance with good business and accounting practices.

8.8  Reservation  of Common Stock.
     ----------------------------
     From and after the Closing Date, the Company shall at all times reserve and keep available out of its authorized shares of Common Stock, solely for the purpose of issue or delivery upon conversion of the Series A Preferred Stock, the maximum number of shares of Common Stock that may be issuable or deliverable upon such conversion. Such shares of Common Stock are or will be duly authorized and, when issued or delivered in accordance with the Restated Certificate and against payment therefor, shall be validly issued, fully paid and non-assessable. The Company shall issue such shares of Common Stock in accordance with the terms of the Restated Certificate and otherwise comply with the terms hereof and thereof.

8.9  Board of Directors.
     ------------------
     The Company agrees that Pequot shall have the right to designate one member of the Company's Board of Directors. If the size of its Board of Directors shall be increased, Pequot shall be entitled to designate one additional member of the Board. In no event shall the size of the Board be increased to more than nine members without the prior written consent of Pequot.

8.10 ERISA Covenant.
     --------------
(a) The Company and each subsidiary shall maintain each Employee Plan and employment agreement to which it is a party in accordance with its terms and in compliance with all applicable, laws, statutes, orders, rules and regulations, including but not limited to ERISA and the Code. With respect to each Employee Plan, the Company and each subsidiary will make all contributions and filings on a timely basis. Without the written consent of the Pequot, the Company shall not, and shall assure that any ERISA Affiliate does not, maintain, contribute, or incur any liability with respect to any plan which is subject to Title IV of ERISA or Section 412 of the Code.

(b) Except as provided below, on and after the Closing, with respect to each Employee Plan that is sponsored and controlled by IDX ("IDX Employee Plans"), the Company shall continue its participation in the IDX Employee Plans for the benefit of Company Personnel and all of its other employees, subject to the right of the Company to withdraw from and terminate participation in any Employee Plan at any time.

(c) Notwithstanding the foregoing, IDX shall be under no obligation to provide or offer continued participation by the Company in any IDX Employee Plan after the Closing Date, and IDX may, in its sole discretion, amend or terminate any IDX Employee Plan, in whole or in part, and may modify any provision thereof for all or any designated portion of employees participating in such plans, including any provision dealing with eligibility, levels or types of benefits, deductibles or co-payment obligations, or any other right, feature or characteristic; provided however, that IDX shall give the Company six months prior written notice of any such amendment, termination, or modification.

(d) Notwithstanding any provision of this Section 8.10, this Agreement will not, in any way or at any time, create any third party beneficiary rights for or on behalf of any individual, including any employee or former employee of either IDX or the Company.

8.11 Pequot's Put to IDX.
     -------------------
If the Company shall have the opportunity to complete a firm commitment underwritten initial public offering with a nationally recognized investment banking firm as a result of which the market capitalization of the Company would be not less than $750,000,000 and (a) any members of the Board of Directors of the Company that are employees or designees of IDX do not vote in favor of such initial public offering in their capacity as members of the pricing committee of the Board of Directors after the registration statement relating to such initial public offering has become effective and (b) the Company or its shareholders do not simultaneously approve an alternative transaction such as a disposition, merger or similar transaction with respect to the Company, then the Pequot shall have the option to sell all, but not less than all, of the Shares to IDX for a purchase price equal to $29,998,467.40 plus an annualized internal rate of return on such amount equal to 100%. Pequot shall exercise such option by giving written notice of such exercise to IDX within 60 days following the events described in clause (a) and (b) above. If Pequot shall fail to give such notice within such period, Pequot shall be deemed to have waived such option. If Pequot exercises such option, IDX shall pay such purchase price to Pequot in immediately available funds within 10 business days following the date of such notice.

8.12  Covenant to  Cooperate in Providing  Financial  Statements.
      ----------------------------------------------------------
IDX agrees to cooperate with the Company in connection with the preparation of any and all financial statements necessary in connection with the initial public offering of the equity securities of the Company. In such connection, IDX will make available to the Company such books, records, work papers and personnel, including IDX's independent accountants, as may be necessary to prepare such financial statements in a timely manner.

8.13  Opening Balance Sheet.
      ---------------------
Within 30 days following the Closing Date, the Company will deliver to the Purchasers an opening balance of the Company as at the time immediately following the Closing.

8.14  Documentation  of Asset and other  Transfers.
      --------------------------------------------
IDX will cooperate with the Company to take any and all such further actions as may be necessary or desirable to transfer and assign to the Company, by instrument of assignment, bill of sale or other appropriate means all of the assets used by the Company on the Closing Date and owned by IDX or its agents and contractors, including, without limitation, all of the furniture, fixtures, office equipment, contracts, agreements and Proprietary Rights used by the Company. Within 60 days following the Closing Date, IDX will sublease to the Company, at cost, all of the office and other space used by the Company on the Closing Date.

8.15 Settlement and Release of Patent  Infringement Suit.
     ---------------------------------------------------
Provided IDX controls the Company within the meaning of Rule 12b-2 promulgated under the Securities and Exchange Act of 1934, (i) IDX shall not enter into a settlement and release in connection with the litigation entitled Allcare Health Management System, Inc. v. Cerner Corporation, et. al unless such settlement and release also releases the Company from patent infringement prior to the date of such release, and (ii) if in connection with any such settlement IDX shall obtain a license from Allcare Health Management System, Inc. to the patent claimed by it in such litigation, IDX shall exercise its best efforts to obtain terms of license applicable to the Company that are reasonably equivalent to the terms applicable to IDX.

8.16  Termination  of  Covenants.
      --------------------------
The covenants of the Company contained in Sections 8.1 through 8.10 and 8.12 shall terminate, and be of no further force or effect, upon the closing of the Company's first public offering of Common Stock in a firm commitment underwriting pursuant to an effective registration statement under the Securities Act, resulting in net proceeds to the Company of at least $35,000,000 and a market capitalization of the Company of at least $500,000,000 (the "Qualified Initial Public Offering").

                                   SECTION 9

                               GENERAL PROVISIONS
                               ------------------

9.1  Governing Law.
     -------------
This Agreement shall be governed by and construed according to the laws of the State of New York without regard to the conflicts of law principles thereof.

9.2  Successors  and  Assigns;  Third Party  Beneficiaries.
     -----------------------------------------------------
Except as otherwise expressly limited herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors (including successor trustees, in the case of a trustee), assigns, heirs, executors, and administrators of the parties hereto. Nothing in this Agreement, expressed or implied, is intended to confer upon any party other than the parties hereto and their respective successors and assigns any rights, remedies, obligations or liabilities under or by reason of this Agreement.

9.3 Entire  Agreement;  Amendment and Waiver.
    ----------------------------------------
This Agreement and the Ancillary Agreements constitute the full and entire understanding and agreement between the parties with regard to the subject matter hereof and thereof and supersede all prior agreements among the parties with respect thereto. Any term of this Agreement may be amended, and the observance of any term hereof may be waived (either generally or in a particular instance), only with the written consent of a majority in interest of the Purchasers and the written consent of the Company. Any amendment or waiver effected in accordance with this Section 9.3 shall be binding upon each of the parties hereto.

9.4 Survival of Representations, Warranties and Agreements.
    ------------------------------------------------------
The representations, warranties and agreements contained in this Agreement shall survive the closing hereunder and any investigation made by Pequot, but in no event later than December 31, 2001 or following any transfer of the shares by Pequot except transfers to affiliates of Pequot.

9.5  Notices,  etc.
     -------------
All notices and other communications required or permitted hereunder shall be in writing and shall be (i) mailed by registered or certified mail, postage prepaid, (ii) delivered by reliable overnight courier service, or (iii) otherwise delivered by hand or by messenger, addressed (A) if to a Purchaser, to such Purchaser's address set forth on the Schedule of Purchasers, or at such other address as such Purchaser shall have furnished to the Company in writing, or (B) if to the Company, to Channelhealth Incorporated, Attention: President, 25 Green Mountain Drive, South Burlington, Vermont 05403, or at such other address as the Company shall have furnished to the Purchasers in writing. All such notices and communications shall be effective upon receipt.

9.6 Delays or Omissions.
    -------------------
No delay or omission to exercise any right, power, or remedy accruing to any party upon any breach or default under this Agreement, shall be deemed a waiver of any other breach or default theretofore or thereafter occurring. Any waiver, permit, consent, or approval of any kind or character on the part of any party of any breach or default under this Agreement, or any waiver on the part of any party of any provisions or conditions of this Agreement, must be in writing and shall be effective only to the extent specifically set forth in such writing. All remedies, either under this Agreement or by law or otherwise afforded to any of the parties, shall be cumulative and not alternative.

9.7  References.
     ----------
Unless the context otherwise requires, any reference to a "Section" refers to a section of this Agreement. Any reference to "this Section" refers to the whole number section in which such reference is contained.

9.8  Severability.
     ------------
If any provision of this Agreement is held to be invalid, illegal or unenforceable, in whole or in part, such invalidity will not affect any otherwise valid provision, and all other valid provisions will remain in full force and effect and this Agreement shall be enforced to the greatest extent possible to carry out the intentions of the parties hereto.

9.9  Pronouns.
     --------
All pronouns and any variations thereof refer to the masculine, feminine or neuter, singular or plural, as the identity of the person or persons may require.

9.10 Counterparts;  Facsimile  Execution.
     -----------------------------------
This Agreement may be executed in any number of counterparts, each of which shall be deemed an original and enforceable against the parties actually executing such counterpart, and all of which, when taken together, shall constitute one instrument. Facsimile execution and delivery of this Agreement shall be legal, valid and binding execution and delivery for all purposes.

9.11 Remedies.
     --------
The parties to this Agreement acknowledge and agree that a breach of any of the covenants of the Company or the Purchasers set forth in this Agreement may not be compensable by payment of money damages and, therefore, that the covenants of the foregoing parties set forth in this Agreement may be enforced in equity by a decree requiring specific performance.

9.12 Certain Definitions.
     -------------------
As used in this Agreement, the following terms shall have the following meanings unless the context otherwise required:

(i) "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

(ii) "ERISA Affiliates" means with respect to the Company, each other trade or business (whether or not incorporated) that is a member of the "controlled group" of which the Company is a member or under "common control" with the Company within the meaning of Section 414(b), (c), (m) and (o) of the Code or
Section 4001 of ERISA.

(iii) "IDX Employee Plans" has the meaning set forth in Section 8.10.

(iv) "Pequot" means Pequot Private Equity Fund II, L.P.

(v) "Person" means any individual, corporation, general or limited partnership, limited liability company, limited liability partnership, firm, joint venture, association, enterprise, joint stock company, trust, business trust, unincorporated organization or other entity.

(vi) "Subsidiary" means any Person as to which the Company, directly or indirectly, owns or has the power to vote, or to exercise a controlling influence with respect to, fifty percent (50%) or more of the securities of any class of such Person, the holders of which class are entitled to vote for the election of directors (or persons performing similar functions) of such Person.

9.13 Restrictive Legends.
     -------------------
(a) Each  certificate  representing (i) Shares,  (ii) any Conversion  Shares and
(iii) any other securities issued or issuable, directly or indirectly, in respect of any of the Shares upon any stock split, stock dividend, recapitalization, merger, consolidation, share exchange or similar event, shall (unless otherwise permitted by the provisions of this Section 9.13) be stamped or otherwise imprinted with legends in substantially the following form to the extent applicable (in addition to any legend(s) required under any Ancillary Agreements or applicable state securities laws):

         THE SALE AND ISSUANCE OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR UNDER THE SECURITIES LAW OF ANY STATE OR OTHER JURISDICTION. THESE SECURITIES HAVE BEEN ACQUIRED FOR INVESTMENT AND NOT WITH A VIEW TO, OR IN CONNECTION WITH, THE DISTRIBUTION THEREOF. THESE SECURITIES MAY NOT BE OFFERED, SOLD, PLEDGED, OR TRANSFERRED UNLESS (I) A REGISTRATION STATEMENT UNDER THE ACT IS IN EFFECT AS TO THESE SECURITIES AND SUCH OFFER, SALE, PLEDGE, OR TRANSFER IS IN COMPLIANCE WITH APPLICABLE SECURITIES LAW OF ANY STATE OR OTHER JURISDICTION OR (II) THERE IS AN OPINION OF COUNSEL OR OTHER EVIDENCE, IN EITHER CASE, SATISFACTORY TO THE CORPORATION, THAT AN EXEMPTION THEREFROM IS AVAILABLE AND THAT SUCH OFFER, SALE, PLEDGE, OR TRANSFER IS IN COMPLIANCE WITH APPLICABLE SECURITIES LAW OF ANY STATE OR OTHER JURISDICTION. THE SECURITIES EVIDENCED BY THIS CERTIFICATE ARE ENTITLED TO CERTAIN RIGHTS AND SUBJECT TO CERTAIN RESTRICTIONS SET FORTH IN A SERIES A PREFERRED STOCK PURCHASE AGREEMENT, DATED AS OF THE DATE THAT THIS CERTIFICATE WAS ORIGINALLY ISSUED, AMONG THE COMPANY AND THE PURCHASERS WHO ARE PARTIES THERETO. THE COMPANY SHALL FURNISH WITHOUT CHARGE TO EACH SECURITY HOLDER WHO SO REQUESTS A COPY OF SUCH PURCHASE AGREEMENT.

         Each Purchaser and any subsequent holder of the Shares or Conversion Shares consents to the Company's making a notation on its records and giving instructions to any transfer agent of the Shares or Conversion Shares in order to implement the restrictions on transfer described in this Section 9.13.

(b) The Company shall be obligated to reissue promptly certificates without the foregoing legend at the request of any holder thereof if the holder shall have obtained an opinion of counsel (which counsel may be counsel to the Company) reasonably acceptable to the Company to the effect that the securities proposed to be disposed of may lawfully be so disposed of without registration, qualification or legend. Any legend endorsed on an instrument pursuant to applicable state securities laws and the stop-transfer instructions with respect to such securities shall be removed upon receipt by the Company of an order of the appropriate state or blue sky authority authorizing such removal or an opinion of counsel reasonably satisfactory to the Company to the effect that any such applicable state securities legends or stop-transfer instructions are not required and may be removed.

9.14  Expenses.
      --------
The Company shall pay the legal fees and expenses of Dewey Ballantine LLP, counsel to Pequot, in an aggregate amount not to exceed $35,000, in connection with the preparation of this Agreement and the other agreements contemplated hereby and the closing of the transactions contemplated hereby.

                            [signature page follows]

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement, or have caused this Agreement to be executed by their duly authorized officers, as of the date first set forth above.

                                         CHANNELHEALTH INCORPORATED


                                         By:/S/ RICHARD E. TARRANT
                                            _________________________
                                            Name:  Richard E. Tarrant,
                                                   President


                                         IDX Systems Corporation executes this
                                         Agreement for the sole purpose of
                                         making the representations in Section 4
                                         confirming the representations in
                                         Section 3.8(a) and becoming obligated
                                         to perform the covenants set forth in
                                         Sections 8.11, 8.12, 8.14 and 8.15.



                                        IDX SYSTEMS CORPORATION

                                        By:/s/ ROBERT W. BAKER, JR.
                                           __________________________
                                           Name: Robert W. Baker, Jr.,
                                                 Vice President



                                       PEQUOT PRIVATE EQUITY FUND II, L.P.

                                       By: Pequot Capital Management, Inc.,
                                           as Investment Manager

                                       By:/S/ DAVID J. MALAT
                                          _____________________________
                                          David J. Malat,
                                          Chief Financial Officer

                                   SCHEDULE I

                             SCHEDULE OF PURCHASERS

================================================================================
                                  Number of Shares to  Purchase price for
Name and Address of Purchaser     be Purchased         shares to be purchased
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Pequot Private Equity Fund II,    2,542,243 Shares     $29,998,467.40
L.P.

500 Nyala Farm Road
Westport, CT 06880
Attention:  David J. Malat
Tel:  (203) 429-2284
Fax:  (203) 429-2420

--------------------------------------------------------------------------------
Henry M. Tufo                       15,000             $   177,000

--------------------------------------------------------------------------------
Frank T. Sample                      1,000             $    11,800

--------------------------------------------------------------------------------
Mark Wheeler                        20,000             $   236,000

--------------------------------------------------------------------------------
Allen Martin                        21,186             $   249,994.80

--------------------------------------------------------------------------------
Stuart H. Altman                    10,000             $   118,000

--------------------------------------------------------------------------------
Robert H. Hoehl                    105,000             $ 1,239,000

--------------------------------------------------------------------------------
Steven M. Lash and Cia               5,000             $    59,000
Colobella Lash, Trustees of
the Lash Family Trust U/A
dated 12/15/99

================================================================================


                                    EXHIBIT A



                              AMENDED AND RESTATED

                          CERTIFICATE OF INCORPORATION

                                       OF

                           CHANNELHEALTH INCORPORATED

                  Channelhealth    Incorporated    (hereinafter    called    the
"Corporation"), organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does hereby certify as follows:

                  1.  The   Corporation   filed  its  original   Certificate  of
Incorporation with the Secretary of the State of Delaware on September 24, 1999.

                  2. By unanimous written consent of the Board of Directors of the Corporation, a resolution was duly adopted, pursuant to Sections 141(f), 242 and 245 of the General Corporation Law of the State of Delaware, setting forth an Amended and Restated Certificate of Incorporation of the Corporation and declaring said Amended and Restated Certificate of Incorporation advisable. The stockholders of the Corporation duly approved said proposed Amended and Restated Certificate of Incorporation by written consent in accordance with Sections 228, 242 and 245 of the General Corporation Law of the State of Delaware. The resolution setting forth the Amended and Restated Certificate of Incorporation is as follows:

RESOLVED: That the Certificate of Incorporation of the Corporation, be and hereby is amended and restated in its entirety so that the same shall read as follows:

                  FIRST.            The name of the Corporation is:

                                    Channelhealth Incorporated

                  SECOND. The address of its registered office in the State of Delaware is Corporation Service Company, 1013 Centre Road, in the City of Wilmington, County of New Castle. The name of its registered agent at such address is The Corporation Service Company.

                  THIRD. The nature of the business or purposes to be conducted or promoted by the Corporation is as follows:

                  To engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

                  FOURTH. The total number of shares of all classes of stock which the Corporation shall have authority to issue is (i) 100,000,000 shares of

Common Stock, $.001 par value per share ("Common Stock"), and (ii) 3,000,000 shares of Series A Convertible Preferred Stock, $.001 par value per share ("Series A Preferred Stock").

                  The following is a statement of the designations and the powers, privileges and rights, and the qualifications, limitations or restrictions thereof in respect of each class of capital stock of the Corporation.

1. COMMON STOCK.
   ------------

         1. General. The voting, dividend and liquidation rights of the holders of the Common Stock are subject to and qualified by the rights of the holders of the Preferred Stock of any series as may be designated by the Board of Directors upon any issuance of the Preferred Stock of any series.

         2. Voting. The holders of the Common Stock are entitled to one vote for each share held at all meetings of stockholders (and written actions in lieu of meetings). There shall be no cumulative voting.

         3. Number. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the stock of the Corporation entitled to vote, irrespective of the provisions of Section 242(b)(2) of the General Corporation Law of Delaware.

         4. Dividends. Dividends may be declared and paid on the Common Stock from funds lawfully available therefor as and when determined by the Board of Directors and subject to any preferential dividend rights of any then outstanding Preferred Stock.

         5. Liquidation. Upon the dissolution or liquidation of the Corporation, whether voluntary or involuntary, holders of Common Stock will be entitled to receive all assets of the Corporation available for distribution to its stockholders, subject to any preferential and participation rights of any then outstanding Preferred Stock.

2.  SERIES A CONVERTIBLE PREFERRED STOCK.
    ------------------------------------

         1. Dividends. The Corporation shall not declare or pay any cash dividends or other distributions on shares of Common Stock until the holders of the Series A Preferred Stock then outstanding shall have first received, or simultaneously receive, a cash dividend on each outstanding share of Series A Preferred Stock in an amount at least equal to the product of (i) the per share amount, if any, of the dividends or other distributions to be declared, paid or set aside for the Common Stock, multiplied by (ii) the number of whole shares of Common Stock into which such share of Series A Preferred Stock is then convertible.

         2.  Voting.

                  (a) Each holder of outstanding shares of Series A Preferred Stock shall be entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Series A Preferred Stock held by such holder are then convertible (as adjusted from time to time pursuant to Section 4 below), at each meeting of stockholders of the Corporation (and written actions of stockholders in lieu of meetings) with respect to any and all matters presented to the stockholders of the Corporation for their action or consideration. Except as provided by law, by the provisions of subsections 2(b) and (c) below or by the provisions establishing any other series of Preferred Stock, holders of Series A Preferred Stock and of any other outstanding series of Preferred Stock shall vote together with the holders of Common Stock as a single class.

                  (b) The Corporation shall not amend, alter or repeal the preferences, special rights or other powers of the Series A Preferred Stock so as to affect adversely the Series A Preferred Stock, without the written consent or affirmative vote of the holders of a majority of the then outstanding shares of Series A Preferred Stock, given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class. For this purpose, without limiting the generality of the foregoing, the authorization of any shares of capital stock with preference or priority over the Series A Preferred Stock as to the right to receive either dividends or amounts distributable upon liquidation, dissolution or winding up of the Corporation shall be deemed to affect adversely the Series A Preferred Stock, and the authorization of any shares of capital stock on a parity with Series A Preferred Stock as to the right to receive either dividends or amounts distributable upon liquidation, dissolution or winding up of the Corporation shall also be deemed to affect adversely the Series A Preferred Stock.

                  (c) At any time when at least 50% of the original number of Series A Preferred shares of Series A Preferred Stock are outstanding (as adjusted for any stock dividends, combinations or splits with respect to such shares), except where the vote or written consent of the holders of a greater number of shares of the Corporation is required by law or by the Certificate of Incorporation of the Corporation, and in addition to any other vote required by law or the Certificate of Incorporation of the Corporation, without the approval of the holders of two-thirds of the then outstanding shares of Series A Preferred Stock, given in writing or by vote at a meeting, consenting or voting (as the case may be) separately from any other class of the Corporation's capital stock, but together as a single group, the Corporation will not:

                           (i) Effect any sale,  lease,  assignment,  transfer,
or other conveyance of all or substantially all of the assets of the Corporation or any of its subsidiaries, or any consolidation or merger involving the Corporation or any of its subsidiaries;

                           (ii) Amend the  Certificate  of  Incorporation  of
the Corporation to authorize additional shares of the Corporation's capital stock senior in rights or preferences to the Series A Preferred Stock;

                           (iii) Issue or sell shares of the capital stock of the Corporation to any of the employees, officers, directors or consultants of the Corporation, or its parents, subsidiaries, or affiliates other than pursuant to the exercise of stock options granted under the Corporation's existing stock option plan or such other stock option plan as may be approved by a majority of the non-employee members of the Board of Directors of the Corporation or pursuant to rights under any stock purchase plan as may be approved by a majority of the non-employee members of the Board of Directors;

                           (iv) Pay any dividend or make any distribution on any shares of stock other than the Series A Preferred Stock, except in connection with the purchase of shares of Common Stock from former employees of the Corporation who acquired such shares directly from the Corporation, if each such purchase is made pursuant to contractual rights held by the Corporation relating to the termination of employment of such former employee; (v) Consent to any liquidation, dissolution or winding up of the Corporation;

                           (vi) Consent to termination of the Corporation's
corporate existence.

3.  Liquidation Preference.
    ----------------------
The holders of Series A Preferred Stock shall have the following rights upon liquidation:


                           (a) Generally. In the event of a liquidation, dissolution, or winding up of the Corporation, the holders of the Series A
Preferred Stock shall be entitled to receive prior and in preference to any distribution of any assets or surplus funds of the Corporation to the Common Stock, out of the assets of the Corporation available for distribution to its stockholders (whether from capital or surplus), at the option of each such holder, either (i) a sum equal to the consideration paid per share of Series A Preferred Stock plus all dividends which have been declared on such shares and have theretofore accrued but not been paid (the "Series A Liquidation Preference") prior to any payment to the holders of the Common Stock or (ii) participation in the entire remaining assets of the Corporation, and any assets available for distribution shall be distributed to the holders of the Common Stock and such holders of Series A Preferred Stock in proportion to the number of shares of Common Stock then held by them and the number of shares of Common Stock which they then have the right to acquire upon conversion of the shares of Series A Preferred Stock then held by them.

                           (b)  Non-Cash  Distributions.  For  purposes of this
Section 3, if any assets distributed to stockholders upon liquidation of the Corporation consist of property other than cash, the amount of such distribution shall be deemed to be the fair market value thereof at the time of such distribution, as determined in good faith by the Board of Directors of the Corporation.

4. Conversion.
   ----------
The holders of Series A Preferred Stock shall have conversion rights as follows:

                           (a) Right to Convert.  The holder of any share or
shares of Series A Preferred Stock shall have the right, at its option, at any time and from time to time, and without the payment of additional consideration by the holder thereof, to convert any such shares of Series A Preferred Stock into such number of fully paid and nonassessable shares of Common Stock as obtained by (i) multiplying the number of shares of Series A Preferred Stock so to be converted by Eleven Dollars and Eighty Cents ($11.80) and (ii) dividing the result by the conversion price of Eleven Dollars and Eighty Cents ($11.80) per share or, in case an adjustment of such price has taken place pursuant to the further provisions of this subsection 4, then by the conversion price as last adjusted and in effect at the date any share or shares of Series A Preferred Stock are surrendered for conversion (such price, or such price as last adjusted, being referred to as the "Conversion Price").

                           (b)  Mechanics  of  Conversion.  Before any holder of
Series A Preferred Stock shall be entitled to convert the same into full shares of Common Stock, the holder shall surrender the certificate or certificates therefor, duly endorsed for transfer, at the office of the Corporation or any transfer agent of the Corporation and shall give written notice to the Corporation at such office that he elects to convert the same, such notice to state the name or names in which certificates for Common Stock will be issued and the addresses to which such certificates should be sent. No fractional shares of Common Stock shall be issued upon conversion of Series A Preferred Stock. In lieu of any fractional shares to which the holder would otherwise be entitled, the Corporation shall pay cash equal to such fraction multiplied by the original purchase price for such stock, subject to adjustment as provided below. The Corporation shall, as soon as practicable after receipt of any written notice of conversion, issue and deliver at such office to such holder of Series A Preferred Stock, or to a third party such holder may designate in writing, a certificate or certificates for the number of shares of Common Stock to which he shall be entitled as aforesaid, and a check payable to the holder in the amount of any cash amounts payable as the result of conversion into fractional shares of Common Stock and any declared but unpaid dividends, and if less than all the shares of the Series A Preferred Stock represented by such certificates are converted, a certificate representing the shares of Series A Preferred Stock not converted. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series A Preferred Stock to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date. If the conversion is in connection with an underwritten offering of securities registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), the conversion may, at the option of any holder surrendering Series A Preferred Stock for conversion, be conditioned upon the closing with the underwriter of the sale of securities pursuant to such offering, in which event the person(s) entitled to receive the Common Stock or other property issuable upon such conversion of the Series A Preferred Stock shall not be deemed to have converted into such Series A Preferred Stock until immediately prior to the closing of such sale of securities. Notice of such conversion in connection with an underwritten offering of securities shall be given by the Corporation by mail, postage pre-paid, to the holders of the Series A Preferred Stock at their addresses shown in the Corporation's records, at least ten (10) days prior to the closing date of the sale of such securities. On or after the closing date as specified in such notice, each holder of Series A Preferred Stock shall surrender his certificate or certificates representing such Series A Preferred Stock for the number of shares of Common Stock to which he is entitled at the office of the Corporation or any transfer agent for the Common Stock. The Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series A Preferred Stock, a certificate or certificates for the number of shares of Common Stock to which he shall be entitled as aforesaid, and a check payable to the holder in the amount of any cash amounts payable as the result of a conversion into fractional shares of Common Stock and any declared but unpaid dividends. The conversion shall be deemed to have occurred as of the close of business on the actual closing date with respect to the sale of such securities, and, notwithstanding that any certificate representing the Series A Preferred Stock to be converted shall not have been surrendered, each holder of such Series A Preferred Stock shall thereafter be treated for all purposes as the record holder of the number of shares of Common Stock issuable to such holder upon such conversion.

                           (c)  Adjustments to Conversion Ratio.

                           (i)  Adjustments  of  Conversion  Price Upon
Issuance of Common Stock. Except as provided in subsection 4(c)(ii) below, if and whenever the Corporation shall issue or sell, or is, in accordance with subsections 4(c)(i)(A) through (G) below, deemed to have issued or sold, any shares of Common Stock for a consideration per share less than the Conversion Price in effect immediately prior to the time of such issue or sale, then, forthwith upon such issue or sale, the Conversion Price shall be reduced to the price determined by dividing (x) an amount equal to the sum of (a) the number of shares of Common Stock outstanding immediately prior to such issue or sale multiplied by the then existing Conversion Price and (b) the consideration, if any, received by the Corporation upon such issue or sale, by (y) the total number of shares of Common Stock outstanding immediately after such issue or sale. For purposes of determining the number of shares of Common Stock outstanding as provided in clauses (x) and (y) above, the number of shares of Common Stock issuable upon conversion of all outstanding shares of Preferred Stock shall be deemed to be outstanding.

                           For  purposes  of this  subsection  4(c)(i),  the
following  subsections  4(c)(i)(A)  to (G) shall  also be applicable:

                           (A)  Issuance of Rights or Options.  In case at any
time the Corporation shall in any manner grant (whether directly or by assumption in a merger or otherwise) any warrants or other rights to subscribe for or to purchase, or any options for the purchase of, Common Stock or any stock or security convertible into or exchangeable for Common Stock (such warrants, rights or options being called "Options" and such convertible or exchangeable stock or securities being called "Convertible Securities") whether or not such Options or the right to convert or exchange any such Convertible Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon the exercise of such Options or upon the conversion or exchange of such Convertible Securities (determined by dividing (i) the total amount, if any, received or receivable by the Corporation as consideration for the granting of such Options, plus the minimum aggregate amount of additional consideration payable to the Corporation upon the exercise of all such Options, plus, in the case of such Options which relate to Convertible Securities, the minimum aggregate amount of additional consideration, if any, payable upon the issue or sale of such Convertible Securities and upon the conversion or exchange thereof, by (ii) the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon the conversion or exchange of all such Convertible Securities issuable upon the exercise of such Options) shall be less than the Conversion Price in effect immediately prior to the time of the granting of such Options, then the total maximum number of shares of Common Stock issuable upon the exercise of such Options or upon conversion or exchange of the total maximum amount of such Convertible Securities issuable upon the exercise of such Options shall be deemed to have been issued for such price per share as of the date of granting of such Options and thereafter shall be deemed to be outstanding. Except as otherwise provided in subsection 4(c)(i)(C), no adjustment of the Conversion Price shall be made upon the actual issue of such Common Stock or of such Convertible Securities upon exercise of such Options or upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities.

                           (B)  Issuance  of  Convertible  Securities.  In case
the Corporation shall in any manner issue (whether directly or by assumption in a merger or otherwise) or sell any Convertible Securities, whether or not the rights to exchange or convert any such Convertible Securities are immediately exercisable, and the price per share for which Common Stock is issuable upon such conversion or exchange (determined by dividing (i) the total amount received or receivable by the Corporation as consideration for the issue or sale of such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Corporation upon the conversion or exchange thereof, by (ii) the total maximum number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities) shall be less than the Conversion Price in effect immediately prior to the time of such issue or sale, then the total maximum number of shares of Common Stock issuable upon conversion or exchange of all such Convertible Securities shall be deemed to have been issued for such price per share as of the date of the issue or sale of such Convertible Securities and thereafter shall be deemed to be outstanding, provided that (a) except as otherwise provided in subsection 4(c)(i)(C), no adjustment of the Conversion Price shall be made upon the actual issue of such Common Stock upon conversion or exchange of such Convertible Securities and (b) if any such issue or sale of such Convertible Securities is made upon exercise of any Options to purchase any such Convertible Securities for which adjustments of the Conversion Price have been or are to be made pursuant to other provisions of this subsection 4(c)(i), no further adjustment of the Conversion Price shall be made by reason of such issue or sale.

                           (C)  Change in Option Price or Conversion Rate. Upon
the happening of any of the following events, namely, if the purchase price provided for in any Option referred to in subsection 4(c)(i)(A), the additional consideration, if any, payable upon the conversion or exchange of any Convertible Securities referred to in subsection 4(c)(i)(A) or (B), or the rate at which Convertible Securities referred to in subsection 4(c)(i)(A) or (B) are convertible into or exchangeable for Common Stock shall change at any time
(including, but not limited to, changes under or by reason of provisions designed to protect against dilution), the Conversion Price in effect at the time of such event shall forthwith be readjusted to the Conversion Price which would have been in effect at such time had such Options or Convertible Securities still outstanding provided for such changed purchase price, additional consideration or conversion rate, as the case may be, at the time initially granted, issued or sold, but only if as a result of such adjustment the Conversion Price then in effect hereunder is thereby reduced; and on the termination of any such Option or any such right to convert or exchange such Convertible Securities, the Conversion Price then in effect hereunder shall forthwith be increased to the Conversion Price which would have been in effect at the time of such termination had such Option or Convertible Securities, to the extent outstanding immediately prior to such termination, never been issued.

                           (D)  Stock  Dividends.  In case the Corporation shall
declare a dividend or make any other distribution upon any stock of the Corporation (other than Common Stock) payable in Common Stock, Options or Convertible Securities, then any Common Stock, Options or Convertible Securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued or sold without consideration.

                           (E)  Consideration  for Stock. In case any shares of
Common Stock, Options or Convertible Securities shall be issued or sold for cash, the consideration received therefor shall be deemed to be the amount received by the Corporation therefor, without deduction therefrom of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Corporation in connection therewith. In case any shares of Common Stock, Options or Convertible Securities shall be issued or sold for a consideration other than cash, the amount of the consideration other than cash received by the Corporation shall be deemed to be the fair value of such consideration as determined in good faith by the Board of Directors of the Corporation, without deduction of any expenses incurred or any underwriting commissions or concessions paid or allowed by the Corporation in connection therewith. In case any Options shall be issued in connection with the issue and sale of other securities of the Corporation, together comprising one integral transaction in which no specific consideration is allocated to such Options by the parties thereto, such Options shall be deemed to have been issued for such consideration as determined in good faith by the Board of Directors of the Corporation.

                           (F)  Record  Date.  In case the  Corporation  shall
take a record of the holders of its Common Stock for the purpose of entitling them (i) to receive a dividend or other distribution payable in Common Stock, Options or Convertible Securities or (ii) to subscribe for or purchase Common Stock, Options or Convertible Securities, then such record date shall be deemed to be the date of the issue or sale of the shares of Common Stock deemed to have been issued or sold upon the declaration of such dividend or the making of such other distribution or the date of the granting of such right of subscription or purchase, as the case may be.

                           (G)  Treasury  Shares.  The number of shares of
Common Stock outstanding at any given time shall not include shares owned or held by or for the account of the Corporation, and the disposition of any such shares shall be considered an issue or sale of Common Stock for the purpose of this subsection 4(c)(i).

                           (ii)  Certain  Issues  of Common  Stock  Excepted.
Anything herein to the contrary notwithstanding, the Corporation shall not be required to make any adjustment of the Conversion Price in the case of the issuance from and after the date of filing of these terms of the Series A Preferred Stock of (a) shares not exceeding in the aggregate ten percent (10%) of the issued and outstanding shares of common stock, on a fully-diluted basis, to employees, directors or consultants of the Corporation or its parents, subsidiaries and affiliates pursuant to employee stock plans approved on or before the date hereof or hereafter approved by a majority of the non-employee members of the Board of Directors of the Corporation; (b) any shares of Common Stock upon the conversion of shares of Series A Preferred Stock; (c) any shares of Common Stock pursuant to which the Conversion Price is adjusted under subsection 4(c)(iii), (iv) or (v); or (d) any shares of Common Stock issued pursuant to the exchange, conversion or exercise of any Options or Convertible Securities that have previously been incorporated into computations hereunder on the date when such Options or Convertible Securities were issued; or (e) any shares issued as a dividend on the Series A Preferred Stock.

                           (iii)  Adjustments for  Subdivisions,  Common Stock
Dividends, Combinations or Consolidations of Common Stock. In the event the outstanding shares of Common Stock shall be subdivided or increased, by stock split or stock dividend, into a greater number of shares of Common Stock, the number of shares of Common Stock into which such Series A Preferred Stock is convertible shall concurrently with the effectiveness of such subdivision or payment of such stock dividend, be proportionately increased. In the event the outstanding shares of Common Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Common Stock, the number of shares of Common Stock into which such Series A Preferred Stock is convertible shall, concurrently with the effectiveness of such combination or consolidation, be proportionately decreased.

                           (iv)  Adjustments  for  Reclassification,  Exchange
and Substitution. If the Common Stock issuable upon conversion of the Series A Preferred Stock shall be changed into the same or a different number of shares of any other class or classes of stock, whether by capital reorganization, reclassification or otherwise (other than a subdivision or combination of shares provided for above), the number of shares of Common Stock into which such Series A Preferred Stock is convertible shall, concurrently with the effectiveness of such reorganization or reclassification, be proportionately adjusted such that the Series A Preferred Stock shall be convertible into, in lieu of the number of shares of Common Stock which the holders would otherwise have been entitled to receive, a number of shares of such other class or classes of stock equivalent to the number of shares of Common Stock that would have been subject to receipt by the holders upon conversion of the Series A Preferred Stock immediately before that change.

                           (v) Adjustments for Merger,  Sale, Lease or
Conveyance. In case of any consolidation with or merger of the Corporation with or into another corporation, or in case of any sale, lease or conveyance to another Corporation of the assets of the Corporation as an entirety or substantially as an entirety, the Series A Preferred Stock shall after the date of such consolidation, merger, sale, lease or conveyance be convertible into the number of shares of stock or other securities or property (including cash) to which the Common Stock issuable (at the time of such consolidation, merger, sale, lease or conveyance) upon conversion of the Series A Preferred Stock would have been entitled upon such consolidation, merger, sale, lease or conveyance; and in any such case, if necessary, the provisions set forth herein with respect to the rights and interests thereafter of the holders of the Series A Preferred Stock shall be appropriately adjusted so as to be applicable, as nearly as may reasonably be, to any shares of stock or other securities or property thereafter deliverable on the conversion of the shares of Series A Preferred Stock.

                           (d)  Mandatory Conversion.

                           (i) Initial Public  Offering.  Each share of Series A
Preferred  Stock shall  automatically  be converted into one (1) fully paid and nonassessable share of Common Stock (subject to adjustment as provided in subsection 4(c) above) upon the occurrence of the closing of the sale of shares of Common Stock in a firm commitment underwriting pursuant to an effective registration statement under the Securities Act resulting in at least $35,000,000 of net proceeds to the Corporation and a market capitalization of the Corporation of at least $500,000,000.

                           (ii)  Procedures.  All  holders  of record of shares
of Series A Preferred Stock will be given at least twenty (20) days' prior written notice of the date fixed and place designated for mandatory conversion of the Series A Preferred Stock and the event which resulted in the mandatory conversion of the Series A Preferred Stock into Common Stock. Such notice shall be sent by first class mail, postage prepaid, to each holder of record of the Series A Preferred Stock at such holder's address as shown in the records of the Corporation. On or before the date so fixed for conversion, each holder of shares of the Series A Preferred Stock shall surrender his or its certificate or certificates for all such shares to the Corporation at the place designated in such notice and shall thereafter receive certificates for the number of shares of Common Stock to which such holder is entitled. The mechanics for conversion and other provisions relating to conversion of Series A Preferred Stock into Common Stock set forth elsewhere in this Amended and Restated Certificate of Incorporation shall apply to the mandatory conversion of the Series A Preferred Stock.
                           (e)  Certificate  as to  Adjustments.  Upon  the
occurrence of each adjustment or readjustment of the conversion ratio pursuant to this subsection 4, the Corporation at its expense shall promptly compute such adjustment or readjustment in accordance with the terms hereof and furnish to each holder of Series A Preferred Stock a certificate setting forth such adjustment or readjustment in accordance with the terms hereof and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Series A Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustments and readjustments and (ii) the number of shares of Common Stock and the amount, if any, of other property which at the time would be received upon the conversion of Series A Preferred Stock.

                           (f)  Notices of Record Date.  In the event that the
Corporation shall propose at any time:

                           (i) to declare any dividend or distribution  (other
than by purchase of Common Stock of employees, officers and directors pursuant to the termination of such persons or pursuant to the Corporation's exercise of rights of first refusal with respect to Common Stock held by such persons) upon its Common Stock, whether in cash, property, stock or other securities, whether or not a regular cash dividend and whether or not out of earnings or earned surplus;

                           (ii) to effect any  reclassification or
recapitalization of its Common Stock shares outstanding involving a change in the Common Stock; or

                           (iii) to  merge or  consolidate  with or into  any
other Corporation, or sell, lease or convey all or substantially all its property or business, or to liquidate, dissolve or wind up; then, in connection with each such event, the Corporation shall send to the holders of the Series A Preferred Stock:

                           (1) at least twenty (20) days' prior  written  notice
of the date on which a record shall be taken for such dividend or distribution (and specifying the date on which the holders of Common Stock shall be entitled thereto) or for determining rights to vote in respect of the matters referred to in (i) and (ii) above; and

                           (2) in the case of the  matters  referred  to in (ii)
and (iii) above, at least twenty (20) days' prior written notice of the date when the same shall take place (and specifying the date on which the holders of Common Stock shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon the occurrence of such event).

                           Each such written notice shall be given by first class mail, postage prepaid, addressed to the holders of Series A Preferred
Stock at the address for each such holder as shown on the books of the Corporation.

                           (g) No Impairment.  The Corporation  will not, by
amendment   of  its   Certificate   of   Incorporation   or   through   any
reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action (other than actions taken in good faith), avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation but will at all times in good faith assist in carrying out all the provisions of this Article and in taking all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of the Series A Preferred Stock against impairment.

                           (h)  Reservation of Common Stock.  The  Corporation
shall, at all times when the Series A Preferred Stock shall be outstanding, reserve and keep available out of its authorized but unissued stock, for the purpose of effecting the conversion of the Series A Preferred Stock, such number of its duly authorized shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding Series A Preferred Stock.

                           (i) No  Adjustment.  Except as otherwise  provided
herein, upon any voluntary conversion of the Series A Preferred Stock, no adjustment to the conversion rights shall be made for declared but unpaid dividends on the Series A Preferred Stock surrendered for conversion or on the Common Stock delivered.

                           (j)  Cancellation of Series A Preferred  Stock.  All
shares of the Series A Preferred Stock which shall have been surrendered for conversion as herein provided shall no longer be deemed to be outstanding and all rights with respect to such shares, including the rights, if any, to receive notices and to vote, shall forthwith cease and terminate except only the right of the holders thereof to receive shares of Common Stock in exchange therefor and to receive payment of any declared but unpaid dividends thereon. Any shares of the Series A Preferred Stock so converted shall be retired and canceled and shall not be reissued, and the Corporation may from time to time take such appropriate action as may be necessary to reduce the authorized Series A Preferred Stock.

         5. Redemption. The Series A Preferred Stock shall be redeemed by the Corporation as follows:


                           (a) At the  individual  option  of each  holder  of
shares of the Series A Preferred Stock exercisable  commencing on the fifth
(5th) anniversary of the date of issuance thereof and continuing annually on each anniversary of the date of issuance thereafter (each a "Redemption Date"), the Corporation shall redeem, from any source of funds legally available therefor, the number of shares of Series A Preferred Stock held by such holder that is specified in a written request for redemption delivered to the Corporation by such holder at least thirty (30) days prior to a Redemption Date at a redemption price (the "Redemption Price") equal to $11.80 per share, plus any declared but unpaid dividends, payable in three (3) equal installments over three (3) years.
                           (b) Redemption  Notice.  At least fifteen (15),  but
no more than thirty (30) days prior to each Redemption Date written notice shall be mailed, first class postage prepaid, to each holder of record (at the close of business on the business day next preceding the day on which notice is given) of the Series A Preferred Stock which may be redeemed, at the address last shown on the records of the Corporation for such holder, notifying such holder of the redemption which may be effected, specifying the maximum number of shares which may be redeemed from such holder, the Redemption Date, the Redemption Price, the place at which payment may be obtained and calling upon such holder, at such holders option, to surrender to the Corporation, in the manner and at the place designated, the certificate or certificates representing the shares to be redeemed (the "Redemption Notice"). Except as provided in subsection (c) below, on or after the Redemption Date, each holder of Series A Preferred Stock who elects to have shares redeemed shall surrender to the Corporation the certificate or certificates representing such shares, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be cancelled. If less than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares.

                           (c) Rights of Holder of Series A Preferred  Stock
After the Redemption Date. From and after the applicable Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of each holder of shares of Series A Preferred Stock surrendered for redemption as holders of Series A Preferred Stock (except the right to receive the Redemption Price without interest upon surrender of their certificate or certificates), for that number of shares that would be redeemed based on the amount of the Redemption Price paid to such holder, shall cease, and such shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever. If the funds of the Corporation legally available for redemption of shares of Series A Preferred Stock on any Redemption Date are insufficient to redeem the total number of shares of Series A Preferred Stock requested to be redeemed on such date, those funds which are legally available will be used to redeem the maximum possible number of such shares ratably among the holders of such shares to be redeemed based upon their holdings of Series A Preferred Stock. The shares of Series A Preferred Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Corporation are legally available for the redemption of Series A Preferred Stock, such funds will immediately be used to redeem the balance of the shares which the Corporation has become obligated to redeem on any Redemption Date, but which it has not redeemed.

        6. Amendments. No provision of these terms of the Series A Preferred Stock may be amended, modified or waived without the written consent or affirmative vote of the holders of at least two-thirds of the then outstanding shares of Series A Preferred Stock.

         FIFTH.   The Corporation shall have a perpetual existence.

         SIXTH. In furtherance of and not in limitation of powers conferred by statute, it is further provided:

                           1.       Election of directors need not be by written
ballot, except as and to the extent provided in the By-laws of the Corporation.

                           2.       The Board of Directors is expressly
authorized to adopt, amend or repeal the By-laws of the Corporation, except as and to the extent provided in the By-laws of the Corporation.

         SEVENTH. Except to the extent that the General Corporation Law of the State of Delaware prohibits the elimination or limitation of liability of directors for breaches of fiduciary duty, no director of the Corporation shall be personally liable to the Corporation or its stockholders for monetary damages for any breach of fiduciary duty as a director, notwithstanding any provision of law imposing such liability. No amendment to or repeal of this provision shall apply to or have any effect on the liability or alleged liability of any director of the Corporation for or with respect to any acts or omissions of such director occurring prior to such amendment.

         EIGHTH.

                           1.       Actions, Suits and Proceedings Other than by
or in the Right of the Corporation. The Corporation shall indemnify each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation), by reason of the fact that he is or was, or has agreed to become, a director or officer of the Corporation, or is or was serving, or has agreed to serve, at the request of the Corporation, as a director, officer or trustee of, or in a similar capacity with, another corporation, partnership, joint venture, trust or other enterprise (including any employee benefit plan) (all such persons being referred to hereafter as an "Indemnitee"), or by reason of any action alleged to have been taken or omitted in such capacity, against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with such action, suit or proceeding and any appeal therefrom, if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful. Notwithstanding anything to the contrary in this Article, except as set forth in Section 7 below, the Corporation shall not indemnify an Indemnitee seeking indemnification in connection with a proceeding (or part thereof) initiated by the Indemnitee unless the initiation thereof was approved by the Board of Directors of the Corporation. Notwithstanding anything to the contrary in this Article, the Corporation shall not indemnify an Indemnitee to the extent such Indemnitee is reimbursed from the proceeds of insurance, and in the event the Corporation makes any indemnification payments to an Indemnitee and such Indemnitee is subsequently reimbursed from the proceeds of insurance, such Indemnitee shall promptly refund such indemnification payments to the Corporation to the extent of such insurance reimbursement.

                           2.       Actions or Suits by or in the Right of the
Corporation. The Corporation shall indemnify any Indemnitee who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was, or has agreed to become, a director or officer of the Corporation, or is or was serving, or has agreed to serve, at the request of the Corporation, as a director, officer or trustee of, or in a similar capacity with, another corporation, partnership, joint venture, trust or other enterprise (including any employee benefit plan), or by reason of any action alleged to have been taken or omitted in such capacity, against all expenses (including attorneys' fees) and, to the extent permitted by law, amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with such action, suit or proceeding and any appeal therefrom, if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation, except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery of Delaware shall determine upon application that, despite the adjudication of such liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses (including attorneys' fees) which the Court of Chancery of Delaware shall deem proper.

                           3.       Indemnification for Expenses of Successful
Party. Notwithstanding the other provisions of this Article, to the extent that an Indemnitee has been successful, on the merits or otherwise, in defense of any action, suit or proceeding referred to in Sections 1 and 2 of this Article, or in defense of any claim, issue or matter therein, or on appeal from any such action, suit or proceeding, he shall be indemnified against all expenses (including attorneys' fees) actually and reasonably incurred by him or on his behalf in connection therewith. Without limiting the foregoing, if any action, suit or proceeding is disposed of, on the merits or otherwise (including a disposition without prejudice), without (i) the disposition being adverse to the Indemnitee, (ii) an adjudication that the Indemnitee was liable to the Corporation, (iii) a plea of guilty or nolo contendere by the Indemnitee, (iv) an adjudication that the Indemnitee did not act in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and (v) with respect to any criminal proceeding, an adjudication that the Indemnitee had reasonable cause to believe his conduct was unlawful, the Indemnitee shall be considered for the purposes hereof to have been wholly successful with respect thereto.

                           4.       Notification and Defense of Claim.  As a
condition precedent to his right to be indemnified, the Indemnitee must notify the Corporation in writing as soon as practicable of any action, suit, proceeding or investigation involving him for which indemnity will or could be sought. With respect to any action, suit, proceeding or investigation of which the Corporation is so notified, the Corporation will be entitled to participate therein at its own expense and/or to assume the defense thereof at its own expense, with legal counsel reasonably acceptable to the Indemnitee. After notice from the Corporation to the Indemnitee of its election so to assume such defense, the Corporation shall not be liable to the Indemnitee for any legal or other expenses subsequently incurred by the Indemnitee in connection with such claim, other than as provided below in this Section 4. The Indemnitee shall have the right to employ his own counsel in connection with such claim, but the fees and expenses of such counsel incurred after notice from the Corporation of its assumption of the defense thereof shall be at the expense of the Indemnitee unless (i) the employment of counsel by the Indemnitee has been authorized by the Corporation, (ii) counsel to the Indemnitee shall have reasonably concluded that there may be a conflict of interest or position on any significant issue between the Corporation and the Indemnitee in the conduct of the defense of such action or (iii) the Corporation shall not in fact have employed counsel to assume the defense of such action, in each of which cases the fees and expenses of counsel for the Indemnitee shall be at the expense of the Corporation, except as otherwise expressly provided by this Article. The Corporation shall not be entitled, without the consent of the Indemnitee, to assume the defense of any claim brought by or in the right of the Corporation or as to which counsel for the Indemnitee shall have reasonably made the conclusion provided for in clause
(ii) above.

                           5.       Advance of Expenses.  Subject to the
provisions of Section 6 below, in the event that the Corporation does not assume the defense pursuant to Section 4 of this Article of any action, suit, proceeding or investigation of which the Corporation receives notice under this Article, any expenses (including attorneys' fees) incurred by an Indemnitee in defending a civil or criminal action, suit, proceeding or investigation or any appeal therefrom shall be paid by the Corporation in advance of the final disposition of such matter; provided, however, that the payment of such expenses incurred by an Indemnitee in advance of the final disposition of such matter shall be made only upon receipt of an undertaking by or on behalf of the Indemnitee to repay all amounts so advanced in the event that it shall ultimately be determined that the Indemnitee is not entitled to be indemnified by the Corporation as authorized in this Article. Such undertaking shall be accepted without reference to the financial ability of the Indemnitee to make such repayment.

                           6.       Procedure for Indemnification.  In order to
obtain indemnification or advancement of expenses pursuant to Section 1, 2, 3 or 5 of this Article, the Indemnitee shall submit to the Corporation a written request, including in such request such documentation and information as is reasonably available to the Indemnitee and is reasonably necessary to determine whether and to what extent the Indemnitee is entitled to indemnification or advancement of expenses. Any such indemnification or advancement of expenses shall be made promptly, and in any event within 60 days after receipt by the Corporation of the written request of the Indemnitee, unless with respect to requests under Section 1, 2 or 5 the Corporation determines within such 60-day period that the Indemnitee did not meet the applicable standard of conduct set forth in Section 1 or 2, as the case may be. Such determination shall be made, with respect to a person who is a director or officer at the time of such determination, (a) by a majority vote of the directors of the Corporation consisting of persons who are not at that time parties to the action, suit or proceeding in question ("disinterested directors"), whether or not a quorum, (b) by a committee of disinterested directors designated by a majority vote of such disinterested directors, whether or not a quorum, (c) by a majority vote of a quorum of the outstanding shares of stock of all classes entitled to vote for directors, voting as a single class, which quorum shall consist of stockholders who are not at that time parties to the action, suit or proceeding in question,
(d) if there are no disinterested directors, or if such disinterested directors so direct, by independent legal counsel (who may, to the extent permitted by law, be regular legal counsel to the Corporation), or (e) a court of competent jurisdiction.

                           7.       Remedies.  The right to indemnification or
advances as granted by this Article shall be enforceable by the Indemnitee in any court of competent jurisdiction if the Corporation denies such request, in whole or in part, or if no disposition thereof is made within the 60-day period referred to above in Section 6. Unless otherwise required by law, the burden of proving that the Indemnitee is not entitled to indemnification or advancement of expenses under this Article shall be on the Corporation. Neither the failure of the Corporation to have made a determination prior to the commencement of such action that indemnification is proper in the circumstances because the Indemnitee has met the applicable standard of conduct, nor an actual determination by the Corporation pursuant to Section 6 that the Indemnitee has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the Indemnitee has not met the applicable standard of conduct. The Indemnitee's expenses (including attorneys' fees) incurred in connection with successfully establishing his right to indemnification, in whole or in part, in any such proceeding shall also be indemnified by the Corporation.

                           8.       Subsequent Amendment.  No amendment,
termination or repeal of this Article or of the relevant provisions of the General Corporation Law of Delaware or any other applicable laws shall affect or diminish in any way the rights of any Indemnitee to indemnification under the provisions hereof with respect to any action, suit, proceeding or investigation arising out of or relating to any actions, transactions or facts occurring prior to the final adoption of such amendment, termination or repeal.

                           9.       Other Rights.  The indemnification and
advancement of expenses provided by this Article shall not be deemed exclusive of any other rights to which an Indemnitee seeking indemnification or advancement of expenses may be entitled under any law (common or statutory), agreement or vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in any other capacity while holding office for the Corporation, and shall continue as to an Indemnitee who has ceased to be a director or officer, and shall inure to the benefit of the estate, heirs, executors and administrators of the Indemnitee. Nothing contained in this Article shall be deemed to prohibit, and the Corporation is specifically authorized to enter into, agreements with officers and directors providing indemnification rights and procedures different from those set forth in this Article. In addition, the Corporation may, to the extent authorized from time to time by its Board of Directors, grant indemnification rights to other employees or agents of the Corporation or other persons serving the Corporation and such rights may be equivalent to, or greater or less than, those set forth in this Article.

                           10.      Partial Indemnification.  If an Indemnitee
is entitled under any provision of this Article to indemnification by the Corporation for some or a portion of the expenses (including attorneys' fees), judgments, fines or amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with any action, suit, proceeding or investigation and any appeal therefrom but not, however, for the total amount thereof, the Corporation shall nevertheless indemnify the Indemnitee for the portion of such expenses (including attorneys' fees), judgments, fines or amounts paid in settlement to which the Indemnitee is entitled.

                           11.      Insurance.  The Corporation may purchase and
maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise (including any employee benefit plan) against any expense, liability or loss incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of the State of Delaware.

                           12.      Merger or Consolidation.  If the Corporation
is merged into or consolidated with another corporation and the Corporation is not the surviving corporation, the surviving corporation shall assume the obligations of the Corporation under this Article with respect to any action, suit, proceeding or investigation arising out of or relating to any actions,
transactions   or  facts   occurring  prior  to  the  date  of  such  merger  or
consolidation.

                           13.      Savings Clause.  If this Article or any
portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify each Indemnitee as to any expenses (including attorneys' fees), judgments, fines and amounts paid in settlement in connection with any action, suit, proceeding or investigation, whether civil, criminal or administrative, including an action by or in the right of the Corporation, to the fullest extent permitted by any applicable portion of this Article that shall not have been invalidated and to the fullest extent permitted by applicable law.

                           14.  Definitions.  Terms used herein and defined in
Section 145(h) and Section 145(i) of the General Corporation Law of the State of Delaware shall have the respective meanings assigned to such terms in such Section 145(h) and Section 145(i).

                           15.      Subsequent Legislation.  If the General
Corporation Law of the State of Delaware is amended after adoption of this Article to expand further the indemnification permitted to Indemnitees, then the Corporation shall indemnify such persons to the fullest extent permitted by the General Corporation Law of the State of Delaware, as so amended.

         NINTH. The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute and this Certificate of Incorporation.

                  [Remainder of page intentionally left blank.]

              IN WITNESS WHEREOF, the Corporation has caused this Amended and Restated Certificate of Incorporation to be signed by its Vice President this 7th day of January, 2000.

                                        CHANNELHEALTH INCORPORATED

                                        By:/S/ ROBERT W. BAKER, JR.
                                           ___________________________
                                           Robert W. Baker, Jr.,
                                           Vice President

STATE OF VERMONT           )
COUNTY OF CHITTENDEN SS.   )

         At South Burlington, in said County, on this 7th day of January, 2000, personally appeared Robert W. Baker, Jr., Vice President of Channelhealth Incorporated, and he acknowledged the foregoing instrument to be true and accurate and his execution therefo to be his free act and deed and the free act and deed of Channelhealth Incorporated.

                                       Before me,
                                       /S/ JEFFREY MCMAHAN
                                       -----------------------------------
                                       Notary Public

                                   EXHIBIT B


                           CHANNNELHEALTH INCORPORATED

                             STOCKHOLDERS' AGREEMENT

                  STOCKHOLDERS' AGREEMENT, dated as of January 10, 2000 (this "Agreement"), by and among CHANNELHEALTH INCORPORATED, a Delaware corporation with its principal place of business at 25 Green Mountain Drive, So. Burlington, VT 05403 (the "Corporation") and the stockholders of the Corporation who are executing this Agreement on the date hereof and who have the respective addresses set forth on the signature page hereto.

                                   BACKGROUND

                  Pursuant to a Series A Preferred Stock Purchase Agreement, dated as of even date herewith (the "Stock Purchase Agreement"), among the Corporation and Pequot (both as defined below), the Corporation is issuing and selling to Pequot shares of its Series A Convertible Preferred Stock, $.001 par value per share (the "Series A Preferred Stock").

                  The Corporation, IDX Systems Corporation ("IDX") and Pequot desire to promote their mutual interests by imposing certain restrictions and obligations on the Corporation, IDX, Pequot and future Stockholders (as defined below) with respect to the Stock (as defined below).

                  NOW, THEREFORE, in consideration of the mutual agreements and covenants contained herein, the parties hereby agree as follows:

1.       Definitions

                  For the purposes of this Agreement, the terms listed below shall be defined as follows:

                  "Affiliate"   means,  as  to  any  Person,  any  entity  which
controls, is controlled by, or is under common control with, such Person or any entity formed as a result of a reorganization of such Person.

                  "Board" has the meaning set forth in Section 6(a) hereof.

                  "Board Designees" has the meaning set forth in Section 6(b)(iv) hereof.

                  "Common Stock" means the common stock, $.001 par value per share, of the Corporation.

                  "Employee" means an employee of the Corporation.

                  "Immediate Family" means any spouse, parent or descendant (adopted or natural) or sibling of a Stockholder, or any custodian or trustee for the account or benefit of such person.

                  "Notice of Acceptance" has the meaning set forth in Section 8(a) hereof.

                  "Offer" has the meaning set forth in Section 8(a) hereof.

                  "Offered Securities" has the meaning set forth in Section 8(a) hereof.

                  "Offered Stock" means the shares of Stock that are the subject of a proposed transfer, whether as a result of death or other circumstances described in this Agreement.

                  "Pequot" means Pequot Private Equity Fund II, L.P. and each of its transferees that execute and deliver this Agreement.

                  "Pequot Designee" has the meaning set forth in Section 6(b)(ii) hereof.

                  "Person" means any corporation, partnership (including, without limitation, a limited partnership), limited liability company, limited liability partnership, business trust, individual, trust, estate, legal representative or other entity.

                  "Plan" has the meaning set forth in Section 7 hereof.

                  "Reserve Option Pool" has the meaning set forth in Section 7 hereof.

                  "Rightholder" means Pequot.

                  "Series A Preferred Stock" has the meaning set forth in the recitals to this Agreement.

                  "Significant Issuer Transaction" means any (i) sale of all or substantially all of the assets of the Corporation, or (ii) merger of the Corporation with or into any other Person (other than a mere re-incorporation transaction) in which outstanding shares of the capital stock of the Corporation are exchanged for securities or other consideration, or (iii) a transaction in which the Corporation is the surviving entity but the shares of the Corporation's capital stock outstanding immediately prior to the transaction are changed or converted by virtue of the transaction into other property, whether in the form of securities, cash, a combination thereof or otherwise.

                  "Stock" means the authorized, issued and outstanding (i) common stock, $.001 par value per share, of the Corporation and (ii) Series A Convertible Preferred Stock, $.001 par value per share, of the Corporation.

                  "Stockholder" means any Person which owns any Stock and which is a party to this Agreement, including without limitation, IDX and Pequot.

                  "Stock Purchase Agreement" has the meaning set forth in the recitals to this Agreement.

                  "Transfer" means the transfer, sale, gift, bequest, exchange, assignment, mortgage, pledge, encumbrance or any other disposition, whether voluntary or involuntary, of any nature whatsoever, affecting title to the Stock or any interest therein.

                  "Transfer Notice" has the meaning set forth in Section 3 hereof.

                  "Transferring Stockholder" means the Stockholder (or, where applicable, such Stockholder's estate or legal representative) initiating a Transfer, whether as a result of death or other circumstances described in this Agreement.

                  "Unrestricted Transfer" has the meaning set forth in Section 5 hereof.

2.       Transfers of Stock - General

                  (a) No Transfer of any shares of Stock made in violation of this Agreement shall be effective, and no such Transfer shall be recorded on the stock record books of the Corporation.

                  (b) Any Transfer by a Stockholder of shares of Stock to a Person who is not a party to this Agreement shall be made only pursuant to the terms of this Agreement and on the condition that such Person shall become a party to this Agreement, agreeing in writing to be bound by all of its terms.

                  (c) Any Stockholder making a Transfer shall promptly notify the Corporation, and the Corporation shall promptly notify the other Stockholders, if any, of the name of each transferee and the date of such Transfer.

3.       Right of First Refusal on Sales of Shares of Stock

                  (a) Except in the case of an Unrestricted Transfer, if IDX shall desire or shall be ordered by a court of competent jurisdiction to Transfer any of its shares of Stock, IDX shall give the Corporation and Pequot notice of the terms of the proposed bona fide transaction, including (i) the number of shares that are proposed to be Transferred, (ii) the anticipated date of the proposed Transfer, (iii) the name and address of each Person to whom the Transfer is proposed to be made and (iv) the material terms of the proposed Transfer, including the cash and/or other consideration to be received in respect of such Transfer, at least twenty-five (25) days prior to any proposed Transfer (a "Transfer Notice"). Such Transfer Notice shall be deemed an irrevocable bona fide offer to sell such shares on such terms as hereinafter set forth.

                  (b) Upon the receipt of any such Transfer Notice, the Corporation shall have the first option to purchase all or any portion of such shares of Offered Stock, at a purchase price equal to the price quoted in said Transfer Notice. The Corporation may exercise its option by giving written notice to the Transferring Stockholder and Pequot not more than fifteen (15) days after receipt by the Corporation of the Transfer Notice.

                  (c) Any shares of Offered Stock not purchased by the Corporation pursuant to subparagraph (b) above shall be offered in writing by the Transferring Stockholder to Pequot, at the price set forth in the Transfer Notice. Pequot (or its designee) shall have the right and option, for a period of ten (10) days after receipt of the written offer of the Transferring Stockholder, (i) to accept all or any of its pro rata share (on a fully diluted basis) of the Offered Stock at the purchase price and on the terms stated in the Transfer Notice and (ii) to offer, in any written notice of acceptance, to purchase any Offered Stock not accepted by the other offeree, in which case the

Offered Stock not accepted by the other offeree shall be deemed on the same terms and conditions to be reoffered from time to time during such 10-day period to and accepted by the offeree who exercised its option under this clause (ii).

                  (d) If all the Offered Stock is not so purchased, the Transferring Stockholder shall be free for a period of thirty (30) days after expiration of the ten (10) day period referred to in subparagraph (c) above to consummate the proposed transaction upon the terms set forth in the Transfer Notice. Promptly upon the consummation of any such transaction, the Transferring Stockholder shall confirm in writing to the Corporation and Pequot the terms of the transaction as so consummated, including the number of shares involved, the consideration received, and the name of the party with whom the transaction was made. After the expiration of said thirty (30) day sale period, if such Transferring Stockholder again wishes to Transfer any shares of Stock, such Transferring Stockholder shall again offer the shares in accordance with the provisions of this Section 3.

4.       Co-Sale Rights

                  Except with respect to an Unrestricted Transfer, at least twenty-five (25) days prior to any proposed Transfer by IDX, IDX shall give a Transfer Notice to Pequot (which Transfer Notice may be the same Transfer Notice as that described in Section 3 above). Upon receipt of a Transfer Notice, if Pequot (or its designee) has not exercised its rights of first refusal pursuant to Section 3(a) hereof, Pequot may elect to participate in the proposed Transfer by delivering written notice to the Transferring Stockholder(s) within twenty-five (25) days of the date of receipt of such Transfer Notice. Pequot shall have the right to sell to the proposed transferee(s), as a condition to such Transfer by the Transferring Stockholder(s), at the same price per share of Stock and on the same terms and conditions as are specified in the Transfer Notice, one share of Stock (on a fully diluted basis) owned by Pequot for each share of Stock of the Corporation transferred by the Transferring Stockholder. The Transferring Stockholder will be entitled to sell in the proposed Transfer the balance of the Offered Stock proposed to be so sold. If Pequot elects to participate in such Transfer, the Transferring Stockholder shall use his, her or its commercially reasonable efforts to obtain the agreement of the prospective transferee(s) to the participation of Pequot in any proposed Transfer and shall not Transfer any shares of the capital stock of the Corporation to such prospective transferee(s) unless such prospective transferee(s) allow(s) the participation of Pequot on the terms specified in the Transfer Notice. Subject to the foregoing, the Transferring Stockholder(s) may, within thirty (30) days after the expiration of the twenty-five (25) day period referred to above, Transfer the Offered Stock (reduced by the number of shares of Stock with respect to which Pequot has elected to participate, if any) to the transferee(s) identified in the Transfer Notice at a price and on the terms no more favorable to the Transferring Stockholder(s) than specified in the Transfer Notice; provided, that, prior to any Transfer such transferee(s) shall first execute and deliver to the Corporation a written agreement to be bound by all of the provisions of this Agreement applicable to the transferor(s). However, if such Transfer is not consummated within such thirty (30) day period, the Transferring Stockholder(s) shall not Transfer any shares of the Offered Stock as have not been purchased within such period without again complying with all of the provisions of Sections 3 and 4 hereof. Any attempt by a Transferring Stockholder to Transfer shares of Stock in violation of Section 3 or 4 hereof shall be void and the Corporation agrees that it will not effect such a Transfer nor will it treat any alleged transferee as the holder of such shares of Stock without the consent of Pequot.

5.       Unrestricted Transfers

                  The following Transfers ("Unrestricted Transfers") are excepted from the operation of the restrictions provided for in Sections 3 and 4 of this Agreement; provided that in the event of such Transfer all references to the shares of Stock of a Stockholder in this Agreement shall be deemed to include all shares of Stock so Transferred and all references to a Stockholder in this Agreement shall be deemed to include any and all Persons to whom such shares of Stock are transferred:

                  (a)      Transfers to the Corporation and

                  (b)      Transfers by Pequot.

                  (c) Transfers to affiliates of the Corporation who agree to be bound by this Agreement.

6.       Election of Directors

                  (a) Pursuant to the By-Laws of the Corporation, the number of directors comprising the Corporation's Board of Directors (the "Board") has been initially set by resolution of the Board at five (5) and the affirmative vote required for action by the Board has been fixed at a majority of the members of the Board. In no event shall the size of the Board exceed nine members.

                  (b) During the term of this  Agreement,  subject to subsection
(c) below, all of the Stock held by the Stockholders, whether now owned or hereafter acquired, shall be voted to elect to the Board, one member designated by Pequot and if the size of the Board is increased, two members designated by Pequot (the "Pequot Designees"). Pequot shall notify the Secretary of the Corporation of their designee within five (5) business days of receipt of notice of the meeting. The initial Pequot Designee is Gerald A. Poch. Such Pequot Designees may be removed only upon being designated for removal by Pequot, and the Board shall act promptly to remove any such Pequot Designee so designated. If any such Pequot Designee dies, resigns, is removed, or otherwise ceases to serve as a member of the Board, the Corporation shall give notice to Pequot, and Pequot shall promptly designate a successor in accordance with this subparagraph and notify the Board of their selection, and the Board shall act promptly to fill the vacancy with such designee.

                  (c) Each Stockholder agrees (A) to be present in person or by proxy at any meeting of Stockholders to elect directors, for purposes of establishing a quorum, (B) to vote his, her or its shares of Stock for, or to give his, her or its written consent to the election of the Pequot Designee and
(C) to vote his, her or its shares of Stock for, or to give his, her or its written consent to the removal of any Pequot Designee designated for removal in accordance with the provisions of this Section 6.

                  (d) The Board shall hold regular meetings no less frequently than monthly unless otherwise approved by a majority of the members of the Board who are not employees of the Corporation.

7.       Allocation of Employee Stock Option Pool

                  The Corporation shall reserve ten percent (10%) of the shares of its Common Stock, on a fully diluted basis (the "Reserve Option Pool") for issuance to its employees, officers, directors and consultants of the Corporation, or its parents, subsidiaries or affiliates in the form of stock options granted pursuant to the Corporation's Stock Option Plan (the "Plan"); provided, however, that the shares that constitute the Reserve Option Pool shall not be issued at a pre-money valuation of less than $250,000,000.

8.       Pre-emptive Rights

                  (a) Subject to Section 8(e), the Corporation shall not issue, sell or exchange, agree to issue, sell or exchange, or reserve or set aside for issuance, sale or exchange, (i) any shares of its Stock, (ii) any other equity securities of the Corporation, (iii) any option, warrant or other right to subscribe for, purchase or otherwise acquire any equity securities of the Corporation, or (iv) any debt securities convertible into capital stock of the Corporation (collectively, the "Offered Securities"), unless in each such case the Corporation shall have first complied with this Section 8. The Corporation shall deliver to the Rightholder a written notice of any proposed or intended issuance, sale or exchange of Offered Securities (the "Offer"), which Offer shall (A) identify and describe the Offered Securities, (B) describe the price and other terms upon which the Offered Securities are to be offered, issued, sold or exchanged, and (C) offer to issue and sell to or exchange with the Rightholder up to their respective pro rata portion of such Offered Securities. The Rightholder's pro rata portion of the Offered Securities shall be determined by multiplying the aggregate amount of the Offered Securities by a fraction, the numerator of which is the number of shares of Common Stock then held by such Rightholder on a fully-diluted basis and the denominator of which is the number of shares of Common Stock then outstanding, determined on a fully-diluted basis. The Rightholder shall have the right, for a period of twenty (20) days following delivery of the Offer, to purchase or acquire such Rightholder's pro rata portion of the Offered Securities at the price and upon the other terms specified in the Offer. The Offer, by its terms, shall remain open and irrevocable for such twenty (20) day period. To accept an Offer, in whole or in part (provided, however, that the Rightholder may only elect to purchase part of the Offered Securities if the Offer is not contingent on the sale of all of the Offered Securities), such Rightholder must deliver a written notice ("Notice of Acceptance") to the Corporation prior to the end of the twenty (20) day period of the Offer, setting forth the portion (or all, if the Offer is contingent upon the sale of all of the Offered Securities) of such Rightholder's pro rata portion of the Offered Securities that such Rightholder elects to purchase.

                  (b) If a Notice of Acceptance is not given by the Rightholder in respect of such Rightholder's pro rata portion of the Offered Securities, the Corporation shall have ninety (90) days from the expiration of the twenty (20) day period to issue, sell or exchange all or any part of such Offered Securities as to which a Notice of Acceptance has not been given, but only to the offerees or purchasers described in the Offer and only upon terms and conditions

(including, without limitation, price per share) which are not more favorable, in the aggregate, to the acquiring Person or Persons or less favorable to the Corporation than those set forth in the Offer.

                  (c) Upon the closing of the issuance, sale or exchange of the Offered Securities that are not subject to a Notice of Acceptance, the Rightholders shall acquire from the Corporation, and the Corporation shall issue to the Rightholder, the number of Offered Securities specified in the Notice of Acceptance, upon the terms and conditions specified in the Offer. The purchase by the Rightholder of any Offered Securities is subject in all cases to the preparation, execution and delivery by the Corporation and the Rightholder of a purchase agreement relating to such Offered Securities that is reasonably satisfactory in form and substance to the Rightholder and their counsel and in compliance with all applicable securities laws.

                  (d) Any Offered Securities that are not acquired by the Rightholder or the offerees or purchasers described in the Offer in accordance with this Section 8 may not be issued, sold or exchanged until they are again offered to the Rightholder under the procedures specified in this Section 8.

                  (e) Notwithstanding the foregoing, the pre-emptive rights of the Rightholder arising under this Section 8 shall not apply to (A) the issuance by the Corporation of Offered Securities (i) to employees, officers, directors or consultants of the Corporation or its parents, subsidiaries or affiliates pursuant to the Corporation's employee benefit, option or other equity incentive plans, in connection with an employment or consulting agreement or arrangement with the Corporation or its parent or subsidiaries, or in exchange for other securities of the Corporation (including, without limitation, options) held by any such employees, directors or consultants, provided, however, that any such plan, agreement or arrangement or exchange shall have been approved on or prior to the date hereof or is hereafter approved by a majority of the members of the Board who are not employees of the Corporation, or (ii) in connection with the acquisition of the business of another entity, whether by the purchase of equity securities, assets or otherwise; or (B) Offered Securities issued as a stock dividend to holders of capital stock of the Corporation or upon any subdivision or combination of shares of Stock; or (C) Offered Securities issued pursuant to the Stock Purchase Agreement or any Ancillary Agreement (as defined in the Stock Purchase Agreement); or (D) Offered Securities sold by the Corporation in an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended; or (E) any shares of Common Stock issued upon exercise of options outstanding on the date hereof; or (F) any performance-based equity issued in connection with strategic relationships, provided, however, that any such issuance shall have been approved by a majority of the members of the Board who are not employees of the Corporation.

                  (f) The failure of any Rightholder to exercise its rights under this Section 8 shall not be deemed to be a waiver of its rights hereunder in connection with any subsequent issuance, sale or exchange, or agreement to issue, sell or exchange, or reservation or setting aside for issuance, sale or exchange, of Offered Securities.

9.       [Reserved]

10.      Notation on Certificates

                  The certificates which have been issued for shares of Stock held by the Stockholder(s) shall be endorsed with appropriate legends referring to the federal securities laws and any applicable state securities laws and they shall also be endorsed with a legend that is to read substantially as follows:

                 "THIS CERTIFICATE IS TRANSFERABLE ONLY UPON COMPLIANCE WITH
                  THE PROVISIONS AND TRANSFER RESTRICTIONS OF A STOCKHOLDERS' AGREEMENT, BETWEEN THE ISSUER OF THIS CERTIFICATE AND ITS STOCKHOLDERS, A COPY OF WHICH IS ON FILE IN THE OFFICE OF THE SECRETARY OF THE ISSUER OF THIS CERTIFICATE. THE SECURITIES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO SIGNIFICANT RESTRICTIONS, INCLUDING, WITHOUT LIMITATION, CERTAIN RIGHTS OF FIRST REFUSAL AND CO-SALE RIGHTS THAT ARE SET FORTH IN SUCH STOCKHOLDERS' AGREEMENT."

11.      Waiver and Modification

                  The Corporation by majority vote of its directors, or any Stockholder by written consent, may waive its respective rights hereunder either generally or with respect to one or more specific Transfers which have been proposed, attempted or made. This Agreement may be modified or terminated by majority vote of the directors of the Corporation and the written consent of Pequot and a majority in interest of the other Stockholders; provided that any such change shall become effective only when reduced to writing, signed by such Stockholders, Pequot and the Corporation.

12.      Additional Stock

                  This Agreement shall include and apply to any additional shares of capital stock of the Corporation hereafter acquired by any Stockholder or any subsequent party to this Agreement.

13.      Binding Effect; Further Assurances

                  This  Agreement  shall be binding  upon and shall inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors, permitted assigns and other transferees, including Persons who purchase or receive shares of Stock from a Stockholder, and the parties hereto agree for themselves and their respective heirs, executors, administrators, successors, permitted assigns and other transferees to execute any instruments which may be necessary or proper to carry out the purposes and intent of this Agreement. Without limiting the generality of the foregoing, this Agreement and the rights and obligations of Pequot hereunder may be assigned, in whole or in part, to (i) any partner or stockholder of Pequot or (ii) any venture capital fund, investment entity or investment account for which Pequot

Capital Management, Inc. or its successors or assigns is the investment manager or investment advisor, and such assignee shall become subject to all of the rights and obligations of Pequot hereunder.

14.      Notices

                  All notices hereunder shall be in writing and shall be hand delivered or sent by express, registered or certified mail, postage prepaid, return receipt requested, or reputable overnight courier service, to the Corporation at its address at 25 Green Mountain Drive, So. Burlington, VT 05403,
Attn: President, to Pequot, at its address specified on the signature page hereto, with a copy to E. Ann Gill, Esq. at Dewey Ballantine LLP, 1301 Avenue of the Americas, New York, New York 10019, or such other address as may be given by Pequot by notice to the Corporation and the other Stockholders party hereto, and to the other Stockholders at their last addresses shown on the records of the Corporation. All such notices shall be deemed to have been duly given (i) if delivered by hand, when delivered, (ii) if delivered by express mail or reputable overnight courier service, when delivered, and (iii) if sent by registered or certified mail, five (5) days after being deposited in the mail.

15.      Term

                  Unless earlier terminated pursuant to the provisions hereof, this Agreement shall terminate on the date of the closing of a firm commitment underwritten initial public offering with a nationally recognized investment banking firm resulting in net proceeds to the Corporation equal to or greater than $35,000,000 and as a result of which the Corporation has a market capitalization of at least $500,000,000.

16.      Governing Law

                  This Agreement shall be construed under and governed by the laws of the State of New York, without giving effect to its conflicts of laws principles.

17.      Entire Agreement; Severability

                  This Agreement constitutes the entire agreement among the parties and supersedes any prior agreements among the parties, whether written or oral, relating to the subject matter hereof. If any provision of this Agreement is held to be invalid, illegal or unenforceable, in whole or in part, such invalidity will not affect any otherwise valid provision, and all other valid provisions will remain in full force and effect and this Agreement shall be enforced to the greatest extent possible to carry out the intentions of the parties hereto.

18.      Counterparts; Facsimile Execution

                  This Agreement may be executed in one or more counterparts each of which shall be deemed an original and all of which together shall constitute a single instrument. Facsimile execution and delivery of this Agreement shall be legal, valid and binding execution and delivery for all purposes.

19.      Specific Performance

                  Each of the parties acknowledges and agrees that the other parties would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms or otherwise are breached. Accordingly, each of the parties agrees that the other parties shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the parties and the matter, in addition to any other remedy to which they may be entitled, at law or in equity.

                            [signature page follows]

                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


                                    CHANNELHEALTH INCORPORATED

                                     By:/S/ RICHARD E. TARRANT
                                        _______________________________
                                        Richard E. Tarrant, President

                                     STOCKHOLDERS:



                                     IDX SYSTEMS CORPORATION

                                     By:/S/ ROBERT W. BAKER, JR.
                                        ________________________________
                                        Name: Robert W. Baker, Jr.
                                        Title:Vice President


                                     PEQUOT PRIVATE EQUITY FUND II, L.P.

                                     By: PEQUOT CAPITAL MANAGEMENT, INC.,
                                         as Investment Manager

                                     By:/S/ DAVID J. MALAT
                                        _______________________________________
                                        David J. Malat, Chief Financial Officer
                                        500 Nyala Farm Road
                                        Westport, CT  06880

                                    EXHIBIT C


                           CHANNELHEALTH INCORPORATED

                          REGISTRATION RIGHTS AGREEMENT

         REGISTRATION RIGHTS AGREEMENT (the "Agreement") dated as of January 10, 2000, by and among Channelhealth Incorporated, a Delaware corporation (the "Company"), IDX Systems Corporation, a Vermont corporation ("IDX") and Pequot Private Equity Fund II, L.P., a Delaware limited partnership ("Pequot").

                              Preliminary Statement

         The Company and Pequot have entered into a Series A Convertible Preferred Stock Purchase Agreement dated as of even date herewith (the "Purchase Agreement"). The Company and Pequot desire to provide for certain arrangements with respect the registration of capital stock of the Company under the Securities Act of 1933.

                              Terms and Conditions

         In consideration of the mutual covenants and agreements contained in this Agreement and the Purchase Agreement, and intending to be legally bound, the parties hereto agree as follows:

         Section 1.  Definitions.
         ---------   -----------
As used in this Agreement, the following terms have the meanings indicated below or in the referenced sections of this Agreement:

         "Common Stock." The Company's Common Stock, $.001 par value per share, as the same may be constituted from time to time.

         "Conversion Shares." The shares of Common Stock that each party has the right to acquire, or does acquire, pursuant to conversion of: (a) the shares of Series A Preferred Stock of the Company which are issued to them pursuant to the Purchase Agreement; (b) any shares of Series A Preferred Stock issued to the parties in connection with a stock split or similar issuance of shares of Series A Preferred Stock; and (c) any shares of Series A Preferred Stock issued to the parties in replacement of or upon partial exercise of any of the shares of Series A Preferred Stock described in the preceding clauses (a) and (b).

         "Demand Registration."  As defined in Section 3(a) hereof.

         "Exchange Act." The Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

         "Initial Public Offering." The initial firm commitment underwritten public offering of shares of Common Stock pursuant to an effective Registration

Statement under the Securities Act which results in net proceeds to the Company of at least $35,000,000 and resulting in a market capitalization of the Company of at least $500,000,000.

         "NASD."  The National Association of Securities Dealers, Inc.

         "Person." An individual, a partnership, a corporation, a limited liability company or partnership, an association, a joint stock company, a trust, a business trust, a joint venture, an unincorporated organization or a government entity or any department, agency, or political subdivision thereof.

         "Piggyback Registration."  As defined in Section 4(a) hereof.

         "Registrable Securities." The Conversion Shares and any shares of Common Stock of the Company held by IDX or Pequot; provided, that a Registrable Security ceases to be a Registrable Security when (i) it is registered under the Securities Act and disposed of in accordance with the registration statement covering it or (ii) it is sold or transferred in accordance with the requirements of Rule 144 (or similar provisions then in effect) promulgated by the SEC under the Securities Act ("Rule 144").

         "Registration Expenses."  As defined in Section 7(a) hereof.

         "SEC."  The United States Securities and Exchange Commission.

         "Securities Act." The Securities Act of 1933, as amended, and the rules and regulations thereunder.

         "Series  A  Preferred   Stock."  The  Company's  Series  A  Convertible
Preferred Stock, $.001 par value per share, as the same may be constituted from time to time.

         Section 2.  Securities Subject to this Agreement.
         ---------   ------------------------------------

         (a) Holders of Registrable Securities. A Person is deemed to be a holder of Registrable Securities whenever that Person owns, directly or beneficially, or has the right to acquire Registrable Securities, disregarding any legal restrictions upon the exercise of that right.

         (b) Majority of Registrable Securities. As used in this Agreement, the term "majority of the Registrable Securities" means 51% or more of the Registrable Securities being registered unless the context indicates that it is 51% or more of the Registrable Securities then issued and outstanding.

         Section 3.  Demand Registration.
         ---------   -------------------

         (a) Request for Registration. Subject to the provisions of Section 3(b), at any time after the closing of the Initial Public Offering, Pequot or IDX may demand that the Company register all or part of its Registrable Securities under the Securities Act (a "Demand Registration") on Forms S-1 or S-3, as applicable (or similar forms then in effect or such other form as the Company and the holder requesting the Demand Registration shall agree) promulgated by the SEC under the Securities Act. Within ten (10) business days after receipt of a demand, the Company will notify in writing all holders of Registrable Securities of the demand. Any holder who wants to include his or its Registrable Securities in the Demand Registration must notify the Company within ten (10) business days of receiving the notice of the Demand Registration. Except as provided in this Section 3, the Company will include in all Demand Registrations all Registrable Securities for which the Company receives the timely written demands for inclusion. All demands made pursuant to this Section 3(a) must specify the number of Registrable Securities to be registered and the intended method of disposing of the Registrable Securities.

         (b) Form of Registration. The Demand Registration will be on Form S-3 whenever the Company is permitted to use such form, unless the holder requesting the Demand Registration or the underwriter reasonably request registration on an expanded form. The Company will use commercially reasonable efforts to qualify for registration on Form S-3. Notwithstanding the foregoing provisions of this
Section 3, each of Pequot and IDX shall have the right to (i) two (2) Demand Registrations on Form S-1 (or a similar form then in effect) in each 12 month period; and (ii) two (2) Demand Registrations on Form S-3 (or a similar form then in effect) in each 12 month period.

         (c)      [Reserved]
                   --------

         (d) Selection of Underwriters. The Company shall select the investment banker(s) and manager(s) that will administer the offering; provided, that the holder requesting the Demand Registration shall have given its prior written consent to such selection which consent shall not be unreasonably withheld. The Company and the holders of Registrable Securities whose shares are being registered shall enter into a customary underwriting agreement with such investment banker(s) and manager(s).

         (e) Priority on Demand Restrictions. If the managing underwriter gives the Company and the holders of the Registrable Securities being registered a written opinion that the number of Registrable Securities requested to be included in the Demand Registration exceeds the number of securities that can be sold, the Company will include in the registration only the number of Registrable Securities that the managing underwriter believes can be sold. The number of securities registered shall be allocated, first to Pequot and IDX in equal amounts, and then pro rata among the other holders of Registrable Securities, if any, in each case, on the basis of the total number of Registrable Securities requested to be included in the registration. In addition, if the managing underwriter shall advise the Company, in writing or otherwise, that an underwriters' over-allotment option, not in excess of 15% of the total offering to be so effected, is necessary or desirable for the marketing of such offering, all Registrable Securities which are to be included in such offering pursuant to this Section 3(e) shall be allocated pro rata to the primary portion of such offering and the underwriters' over-allotment portion on the basis of the total number of Registrable Securities requested to be included in the registration.

         (f) Delay in Filing.  Notwithstanding  the  foregoing,  the Company may
delay  in  filing  a  registration   statement  in  connection   with  a  Demand

Registration and may withhold efforts to cause the registration statement to become effective, if the Company determines in good faith that such registration might (1) interfere with or affect the negotiation or completion of any transaction that is being contemplated by the Company (whether or not a final decision has been made to undertake such transaction) at the time the right to delay is exercised, or (2) involve initial or continuing disclosure obligations that might not be in the best interest of the Company's stockholders. The Company may exercise such right to delay or withhold efforts not more than twice in any twelve (12) month period and for not more than ninety (90) days at a time. If, after a registration statement becomes effective, the Company advises the holders of registered shares that the Company considers it appropriate for the registration statement to be amended, the holders of such shares shall suspend any further sales of their registered shares until the Company advises them that the registration statement has been amended. The 180-day time period referred to in Section 6(a)(3) during which the registration statement must be kept current after its effective date shall be extended for an additional number of business days equal to the number of business days during which the right to sell shares was suspended pursuant to the preceding sentence.

         (g) Effective Demand Registration. A registration shall not constitute a Demand Registration until it has become effective and remains continuously effective for the lesser of (i) the period during which all Registrable Securities registered in the Demand Registration are sold or (ii) 180 days;
provided, however, that a registration shall not constitute a Demand Registration if (x) after such Demand Registration has become effective, such registration or the related offer, sale or distribution of Registrable Securities thereunder is interfered with by any stop order, injunction or other order or requirement of the SEC or other governmental agency or court for any reason not attributable to Pequot and such interference is not thereafter eliminated, or (y) the conditions specified in the underwriting agreement, if any, entered into in connection with such Demand Registration are not satisfied or waived, other than by reason of a failure of Pequot, or (z) the number of Registrable Securities sold by Pequot in such Demand Registration is less than fifty percent (50%) of the number of Registrable Securities requested to be included in such Demand Registration by Pequot.

         Section 4.  Piggyback Registrations.
         ---------   -----------------------

         (a) Right to Piggyback. Whenever the Company proposes to register any of its securities under the Securities Act (except for the registration of securities to be offered pursuant to an employee benefit plan on Form S-8, pursuant to a registration made on Form S-4 or any successor forms then in effect) at any time other than pursuant to a Demand Registration and the registration form to be used may be used for the registration of the Registrable Securities (a "Piggyback Registration"), it will so notify in writing all holders of Registrable Securities no later than the earlier to occur of (i) the tenth (10th) business day following the Company's receipt of notice of exercise of other demand registration rights, or (ii) forty-five (45) days prior to the anticipated filing date. Subject to the provisions of Section 4(c), the Company will include in the Piggyback Registration all Registrable Securities, on a pro rata basis based upon the total number of Registrable Securities with respect to which the Company has received written requests for inclusion within fifteen
(15) business days after the applicable holder's receipt of the Company's notice. Such Registrable Securities may be made subject to an underwriters' over-allotment option, if so requested by the managing underwriter. The holders of Registrable Securities may withdraw all or any part of the Registrable Securities from a Piggyback Registration at any time before ten (10) business days prior to the effective date of the Piggyback Registration. The Company, the holders of Registrable Securities and any Person who hereafter become entitled to register its securities in a registration initiated by the Company must sell their securities on the same terms and conditions. A registration of Registrable Securities pursuant to this Section 4 shall not be counted as a Demand Registration under Section 3.

         (b)      [Reserved]
                   --------

         (c) Priority on Piggyback Registrations. If the managing underwriter gives the Company its written opinion that the total number or dollar amount of securities requested to be included in the registration exceeds the number or dollar amount of securities that can be sold, the Company will include the securities in the registration in the following order of priority: (i) first, all securities the Company proposes to sell; (ii) second, up to the full number or dollar amount of Registrable Securities requested to be included in the registration by Pequot and (iii) third, pro rata among the holders of Registrable Securities other than Pequot, if any, in each case, on the basis of the dollar amount or number of Registrable Securities requested to be included, as the case may be. In the event that the managing underwriter advises the Company that an underwriters' over-allotment option is necessary or advisable, the preceding priority shall apply to the determination of which securities are to be included in the primary portion of such registration.

         (d) Selection of Underwriters. If any Piggyback Registration is an underwritten offering, the Company will select the investment banker(s) and manager(s) that will administer the offering, which shall be a nationally recognized investment banker(s) and manager(s) with demonstrable industry-specific expertise and experience. The Company and the holders of Registrable Securities whose shares are being registered shall enter into a customary underwriting agreement with such investment banker(s) and manager(s).

         (e) Other Registrations. The Company agrees that after filing a registration statement with respect to Registrable Securities pursuant to
Section 3 or this Section 4 that has not been withdrawn or abandoned, the Company will not register any of its equity securities or securities convertible or exchangeable into or exercisable for its equity securities under the Securities Act, whether on its own behalf or at the request of any holder of those securities until at least three (3) months have elapsed from the effective date of the previous registration, and the parties hereto agree that the Company will not be required to effect any such registration notwithstanding the other provisions of this Agreement. This three-month hiatus does not apply to registrations of securities (i) to be issued in connection with employee benefit plans, (ii) to permit exercise or conversions of previously issued options, warrants, or other convertible securities, (iii) in connection with a Demand Registration or (iv) made on Form S-4 (or any successor form).

         Section 5.  Holdback Agreements.
         ---------   -------------------

         (a) Restrictions on Public Sale by Securities Holders. Each holder of Registrable Securities whose securities are included in a registration statement agrees not to make any public sale or distribution of equity securities of the Company (except as part of the underwritten registration or pursuant to registration on Form S-8 or any successor form), including a sale pursuant to Rule 144, during the seven (7) days prior to and the 180 days after the effective date of any underwritten Demand Registration or any underwritten
Piggyback Registration unless the managing underwriter(s) agrees otherwise; provided, however, that all officers and directors of the Company, all holders of at least 2.5% of the Company's equity securities purchased from the Company (other than securities purchased from the Company at any time after the date of this Agreement in a registered public offering) and all other persons with registration rights (whether or not pursuant to this Agreement) are bound by and have entered into a similar agreement and the restrictions on transfer have not been waived with respect to any such officers, directors, holders or persons.

         (b) Restrictions on Public Sale by the Company and Others. The Company agrees not to make any public sale or distribution of its equity securities, or any securities convertible into or exchangeable or exercisable for its equity securities, including a sale under Regulation D under the Securities Act or under any other exemption of the Securities Act (except as part of the underwritten registration or pursuant to registrations on Forms S-8 or S-4 or any successor form), during the seven (7) days prior to and the 180 days after the effective date of any underwritten Demand Registration or any underwritten Piggyback Registration unless the managing underwriter(s) agrees otherwise, and the parties hereto agree that the Company will not be required to effect any such registration or sale notwithstanding the other provisions of this Agreement. The Company also agrees to use reasonable efforts to cause each holder of at least 2.5% (on a fully-diluted basis) of its equity securities (other than Registrable Securities) or any securities convertible into or exchangeable or exercisable for its equity securities (other than Registrable Securities), purchased from the Company at any time on or after the date of this Agreement (other than in a registered public offering), to agree not to make any public sale or distribution of those securities, including a sale pursuant to Rule 144 (except as part of the underwritten registration, if permitted), during the seven (7) days prior to and the 180 days after the effective date of the registration unless the managing underwriter(s) agrees otherwise.

         Section 6.  Registration Procedures.
         ---------   -----------------------

         (a) Obligations of the Company. Whenever the holders of Registrable Securities request the registration of any Registrable Securities pursuant to this Agreement, the Company shall use its best efforts to register and to permit the sale of the Registrable Securities in accordance with the intended method of disposition. To carry out this obligation, the Company shall as expeditiously as practicable:

                  (1) prepare and file with the SEC a registration statement on the appropriate form and use commercially reasonable efforts to cause the registration statement to become effective. At least ten (10) days before filing a registration statement or prospectus or at least three (3) business days before filing any amendments or supplements thereto, the Company will furnish to the counsel of the holders of a majority of the Registrable Securities being registered copies of all documents proposed to be filed for that counsel's review and approval, which approval shall not be unreasonably withheld or delayed;

                  (2) immediately notify each seller of Registrable Securities of any stop order threatened or issued by the SEC and take all actions reasonably required to prevent the entry of a stop order or if entered to have it rescinded or otherwise removed;

                  (3) prepare and file with the SEC such amendments and supplements to the registration statement and the corresponding prospectus necessary to keep the registration statement effective for 180 days or such shorter period as may be required to sell all Registrable Securities covered by the registration statement; and comply with the provisions of the Securities Act with respect to the disposition of all securities covered by the registration statement during each period in accordance with the sellers' intended methods of disposition as set forth in the registration statement;

                  (4) furnish to each seller of Registrable Securities a sufficient number of copies of the registration statement, each amendment and supplement thereto (in each case including all exhibits), the corresponding prospectus (including each preliminary prospectus), and such other documents as a seller may reasonably request to facilitate the disposition of the seller's Registrable Securities;

                  (5) use its best efforts to register or qualify the Registrable Securities under securities or blue sky laws of jurisdictions in the United States of America as any seller requests and do any and all other reasonable acts and things that may be necessary or advisable to enable the seller to consummate the disposition of the seller's Registrable Securities in such jurisdiction; provided, however, that the Company shall not be obligated to qualify as a foreign corporation to do business under the laws of any jurisdiction in which it is not then qualified or to file any general consent to service of process;

                  (6) notify each seller of Registrable Securities, at any time when a prospectus is required to be delivered under the Securities Act, of any event as a result of which the prospectus or any document incorporated therein by reference contains an untrue statement of a material fact or omits to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which such statements were made, and prepare a supplement or amendment to the prospectus or any such document incorporated therein so that thereafter the prospectus will not contain an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading in light of the circumstances under which such statements were made;

                  (7) cause all registered Registrable Securities to be listed on each securities exchange, if any, on which similar securities issued by the Company are then listed;

                  (8) provide an institutional transfer agent and registrar and a CUSIP number for all Registrable Securities on or before the effective date of the registration statement;

                  (9) enter into such customary agreements (including an underwriting agreement in customary form) and take all other actions in connection with those agreements as the holders of the Registrable Securities being registered or the underwriters, if any, reasonably request to expedite or facilitate the disposition of the Registrable Securities;

                  (10) make available for inspection by any seller of Registrable Securities, any underwriter participating in any disposition pursuant to the registration statement, and any attorney, accountant, or other agent of any seller or underwriter, all financial and other records, pertinent corporate documents, and properties of the Company, and cause the Company's officers, directors and employees to supply all information requested by any seller, underwriter, attorney, accountant, or other agent in connection with the registration statement; provided that an appropriate confidentiality agreement is executed by any such seller, underwriter, attorney, accountant or other agent;

                  (11) in connection with any underwritten offering, obtain a "comfort" letter from the Company's independent public accountants in customary form and covering those matters customarily covered by "comfort" letters as the holders of Registrable Securities being registered or the managing underwriter reasonably requests (and, if the Company is able after using commercially reasonable efforts, the letter shall be addressed to holders of the Registrable Securities, the Company and the underwriters);

                  (12) in connection with any underwritten offering, furnish, at the request of any holder of Registrable Securities being registered or underwriter(s) of the offering, an opinion of counsel representing the Company for the purposes of the registration, in the form and substance customarily given to underwriters in an underwritten public offering and reasonably satisfactory to counsel representing the holders of Registrable Securities being registered and the underwriter(s) of the offering, addressed to the underwriters and to the holders of the Registrable Securities being registered;

                  (13) use its best efforts to comply with all applicable rules and regulations of the SEC, and make available to its security holders, as soon as reasonably practicable, an earnings statement complying with the provisions of Section 11(a) of the Securities Act and covering the period of at least twelve (12) months, but not more than eighteen (18) months, beginning with the first month after the effective date of the Registration Statement;

                  (14) cooperate with each seller of Registrable Securities and each underwriter participating in the disposition of such Registrable Securities and their respective counsel in connection with any filings required to be made with the NASD; and

                  (15) take all other steps reasonably necessary to effect the registration of the Registrable Securities contemplated hereby.

         (b) Seller Information. In the event of any registration by the Company, from time to time, the Company may require each seller of Registrable

Securities subject to the registration to furnish to the Company information regarding such seller and the distribution of the securities subject to the registration, and such seller shall furnish all such information requested by the Company.

         (c) Notice to Discontinue. Each holder of Registrable Securities agrees by acquisition of such securities that, upon receipt of any notice from the Company of any event of the kind described in Section 6(a)(6), the holder will discontinue disposition of Registrable Securities until the holder receives copies of the supplemented or amended prospectus contemplated by Section 6(a)(6). In addition, if the Company requests, the holder will deliver to the Company (at the Company's expense) all copies, other than permanent file copies then in the holder's possession, of the prospectus covering the Registrable Securities current at the time of receipt of the notice. If the Company gives any such notice, the time period mentioned in Section 6(a)(3) shall be extended by the number of days elapsing between the date of notice and the date that each seller receives the copies of the supplemented or amended prospectus contemplated in Section 6(a)(6).

         (d) Notice by Holders. Whenever the holders of Registrable Securities have requested that any Registrable Securities be registered pursuant to this Agreement, those holders shall notify the Company, at any time when a prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event, which as to any holder of Registrable Securities is (i) to his or its respective knowledge, (ii) solely within his or its respective knowledge and (iii) solely as to matters concerning that holder of the Registrable Securities, as a result of which the prospectus included in the registration statement contains an untrue statement of a material fact or omits to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 7.  Registration Expenses.
         ---------   ---------------------

         (a) Generally. The Company shall pay all Registration Expenses for the first four demand registrations on Form S-1 or Form S-3 and for all registrations pursuant to Section 4. The term "Registration Expenses" includes without limitation all registration filing fees, reasonable professional fees and other reasonable expenses of the Company's compliance with federal, state and other securities laws (including fees and disbursements of counsel for the underwriters in connection with state or other securities law qualifications and registrations), printing expenses, messenger, telephone and delivery expenses; reasonable fees and disbursements of counsel for the Company and for one counsel for the sellers of the Registrable Securities (subject to the provisions of Section 7(b)); reasonable fees and disbursement of all independent certified public accountants (including the expenses of any audit or "comfort" letters required by or incidental to performance of the obligations contemplated by this Agreement); fees and expenses of the underwriters (other than discounts and commissions with respect to the Registrable Securities which shall be paid by the holder requesting registration thereof); fees and expenses of any special experts retained by the Company at the request of the managing underwriters in connection with the registration; and applicable stock exchange and NASD registration and filing fees.

         (b) Counsel for Holders. In connection with each registration for which the Company is required to pay the Registration Expenses of the holders of Registrable Securities, the Company will promptly reimburse those holders for the reasonable fees and disbursements of one law firm, selected by the holders of a majority of the Registrable Securities included in such registration, to serve as counsel to all the holders.

         Section 8.  Indemnification.
         ---------   ---------------

         (a) Indemnification by Company. In the event of any registration of Registrable Securities under the Securities Act pursuant to this Agreement, to the full extent permitted by law, the Company agrees to indemnify each holder of Registrable Securities so registered, its officers, directors, trustees, partners, employees, advisors and agents, and each Person who controls the holder (within the meaning of the Securities Act and the Exchange Act) against all losses, claims, damages, liabilities and expenses caused by any untrue or allegedly untrue statement of material fact contained in any registration statement under which such Registrable Securities were registered under the Securities Act, any prospectus or preliminary prospectus contained therein or any omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances under which such statements were made, except to the extent the untrue statement or omission resulted from information that the holder furnished in writing to the Company expressly for use therein. In connection with a firm or best efforts underwritten offering, to the extent customarily required by the managing underwriter, the Company will indemnify the underwriters, their officers and directors and each Person who controls the underwriters (within the meaning of the Securities Act and the Exchange Act), to the extent customary in such agreements.

         (b) Indemnification by Holders of Securities. In connection with any registration statement, each participating holder of Registrable Securities will furnish to the Company in writing such information and affidavits as the Company reasonably requests for use in connection with any registration statement or prospectus and each holder agrees to indemnify, to the extent permitted by law, the Company, its directors, officers, trustees, partners, employees, advisors and agents, and each Person who controls the Company (within the meaning of the Securities Act and the Exchange Act) against any losses, claims, damages, liabilities and expenses resulting from any untrue or allegedly untrue statement of a material fact or any omission or alleged omission to state a material fact required to be stated in the registration statement or prospectus or any amendment thereof or supplement thereto necessary to make the statements therein not misleading in light of the circumstances under which such statements were made, but only to the extent that the untrue statement or omission is contained in or omitted from any information or affidavit the holder furnished in writing to the Company expressly for use therein and only in an amount not exceeding the net proceeds received by the holder with respect to securities sold pursuant to such registration statement. In connection with a firm or best efforts underwritten offering, to the extent customarily required by the managing underwriter, each participating holder of Registrable Securities will indemnify the underwriters, their officers and directors and each Person who controls the underwriters (within the meaning of the Securities Act and the Exchange Act), to the extent customary in such agreements.

         (c) Indemnification Proceedings. Any Person entitled to indemnification under this Agreement will (i) give prompt notice to the indemnifying party of any claim with respect to which it seeks indemnification and (ii) unless in the indemnified party's reasonable judgment a conflict of interest may exist between the indemnified and indemnifying parties with respect to the claim, permit the indemnifying party to assume the defense of the claim with counsel reasonably satisfactory to the indemnified party. If the indemnifying party does not assume the defense, the indemnifying party will not be liable for any settlement made without its consent (but that consent may not be unreasonably withheld). No indemnifying party will consent to entry of any judgment or will enter into any settlement that does not include as an unconditional term thereof the claimant's or plaintiff's release of the indemnified party from all liability concerning the claim or litigation. An indemnifying party who is not entitled to or elects not to assume the defense of a claim will not be under an obligation to pay the fees and expenses of more than one counsel for all parties indemnified by the indemnifying party with respect to the claim, unless in the reasonable judgment of any indemnified party a conflict of interest may exist between the indemnified party and any other indemnified party with respect to the claim, in which event the indemnifying party shall be obligated to pay the fees and expenses of no more than one additional counsel for the indemnified parties.

         (d) Contribution. If the indemnification provided for in Section 8(a) or (b) is unavailable to an indemnified party in respect of any losses, claims, damages, liabilities or expenses referred to therein, then each indemnifying party thereunder shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, liabilities or expenses in such proportion as is appropriate to reflect the relative fault of the Company and the participating holders of Registrable Securities in connection with the statements or omissions that resulted in such losses, claims, damages, liabilities or expenses, as well as any other relevant equitable considerations. The relative fault of the Company and the participating holders of Registrable Securities shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company or by the participating holders of Registrable Securities and the parties' relative intent and knowledge.

         The parties hereto agree that it would not be just and equitable if contribution pursuant this Section 8(d) were determined by pro rata allocation or by any other method of allocation that does not take account of the equitable considerations referred to in the immediately preceding paragraph. Notwithstanding anything herein to the contrary, no participating holder of Registrable Securities shall be required to contribute any amount in excess of the amount by which the net proceeds of the offering (before deducting expenses, if any) received by such participating holder exceeds the amount of any damages that such participating holder has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation.

         Section 9. Rule 144 and Rule 144A.
         ---------  ----------------------

If the Company files a registration  statement pursuant to the requirements of the Securities Act or Section 12 or Exchange Act, the Company covenants that it will file the reports required to be filed by it under the Securities Act and the Exchange Act and the rules and regulations adopted by the SEC thereunder, and it will take such further action as any holder of Registrable Securities reasonably may request, all to the extent required from time to time, to enable such holder to sell Registrable Securities without registration under the Securities Act within the limitation of the exemptions provided by (i) Rule 144 under the Securities Act, or (ii) any similar rule or regulation hereafter adopted by the SEC. Upon the request of any holder of Registrable Securities, the Company will deliver to such holder a written statement as to whether it has complied with Rule 144's or any successor rule's requirements. The Company also covenants that in such event it will provide all such information and it will take such further action as any holder of Registrable Securities reasonably may request to enable such holder to sell Registrable Securities without registration under the Securities Act within the limitation of Rule 144A under the Securities Act or any successor rule requirements.

         Section 10. Participation in Underwritten  Registration.
         ----------  -------------------------------------------

No Person may participate in any underwritten registration without (a) agreeing to sell securities on the basis provided in underwriting arrangements approved by the Persons entitled hereunder to approve such arrangements (the holders of the Registrable Securities in a Demand Registration pursuant to
Section 3(d) and the Company in a piggyback registration pursuant to Section 4(d)), and (b) completing and executing all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents required by the underwriting arrangements.

         Section 11.  Termination.
         ----------   -----------

This Agreement shall terminate three (3) years after the date of the Initial Public Offering.

         Section 12.  Miscellaneous.
         ----------   -------------

         (a) Recapitalizations, Exchanges, etc. The provisions of this Agreement shall apply to the full extent set forth herein with respect to (i) the Conversion Shares and the shares of Common Stock, (ii) any and all shares of voting common stock of the Company into which the Conversion Shares and/or the shares of Common Stock are converted, exchanged or substituted in any recapitalization or other capital reorganization by the Company and (iii) any and all equity securities of the Company or any successor or assign of the Company (whether by merger, consolidation, sale of assets or otherwise) which may be issued in respect of, in conversion of, in exchange for or in substitution of, the Conversion Shares and/or the shares of Common Stock and shall be appropriately adjusted for any stock dividends, splits, reverse splits, combinations, recapitalizations and the like occurring after the date hereof. The Company shall use its best efforts to cause any successor or assign (whether by sale, merger or otherwise) to enter into a new registration rights agreement with Pequot on terms substantially the same as this Agreement as a condition of any such transaction.

         (b) Amendment. This Agreement may be amended or modified only by a written agreement executed by the Company and Pequot.

         (c) Attorneys' Fees. In any legal action or proceeding brought to enforce any provision of this Agreement, the prevailing party shall be entitled to recover all reasonable expenses, charges, court costs and attorneys' fees in addition to any other available remedy at law or in equity.

         (d) Benefit of Parties; Assignment. All of the terms and provisions of this Agreement shall be binding on and inure to the benefit of the parties and their respective successors and assigns, including without limitation all subsequent holders of securities entitled to the benefits of this Agreement who agree in writing to become bound by the terms of this Agreement.

         (e) Captions. The captions of the sections and subsections of this Agreement are solely for convenient reference and shall not be deemed to affect the meaning or interpretation of any provision of this Agreement.

         (f) Cooperation. The parties agree that after execution of this Agreement they will from time to time, upon the request of any other party and without further consideration, execute, acknowledge and deliver in proper form any further instruments and take such other action as any other party may reasonably require to carry out effectively the intent of this Agreement.

         (g) Counterparts; Facsimile Execution. This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same agreement. Facsimile execution and delivery of this Agreement shall be legal, valid and binding execution and delivery for all purposes.

         (h) Entire Agreement. This Agreement contains the entire understanding of the parties with respect to the subject matter of this Agreement and supersedes all prior agreements and understandings between the parties with respect thereto. There are no promises, covenants or undertakings other than those expressly set forth or provided for in this Agreement.

         (i) Governing Law. The internal law of the State of New York will govern the interpretation, construction, and enforcement of this Agreement and all transactions and agreements contemplated hereby, notwithstanding any state's choice of law rules to the contrary.

         (j) No Inconsistent Agreements. The Company represents and warrants that it has not granted to any Person the right to request or require the Company to register any securities issued by the Company other than the rights contained herein. Except with the prior written consent of Pequot, the Company will not enter into any agreement with respect to its securities that shall grant to any Person registration rights that in any way conflict with or are prior in right to the rights provided under this Agreement.

         (k) Notices. All notices, requests, demands, or other communications that are required or may be given pursuant to the terms of this Agreement shall be in writing and delivery shall be deemed sufficient in all respects and to have been duly given on the date of service if delivered personally to the party to whom notice is to be given, or upon receipt if mailed by first class mail, return receipt requested, postage prepaid, and properly addressed to the addresses of the parties set forth in the Purchase Agreement or to such other address(es) as the respective parties hereto shall from time to time designate to the other(s) in writing.

         (l) Specific Performance. Each of the parties agrees that damages for a breach of or default under this Agreement would be inadequate and that in addition to all other remedies available at law or in equity that the parties and their successors and assigns shall be entitled to specific performance or injunctive relief, or both, in the event of a breach or a threatened breach of this Agreement.

         (m) Entire Agreement; Severability. This Agreement constitutes the entire agreement among the parties and supersedes any prior agreements among the parties, whether written or oral, relating to the subject matter hereof. If any provision of this Agreement is held to be invalid, illegal or unenforceable, in whole or in part, such invalidity will not affect any otherwise valid provision, and all other valid provisions will remain in full force and effect and this Agreement shall be enforced to the greatest extent possible to carry out the intentions of the parties hereto.

                            [signature page follows]

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                  CHANNELHEALTH INCORPORATED

                                  By:/S/ RICHARD E. TARRANT
                                     ______________________________________
                                     Richard E. Tarrant, President




                                  PEQUOT PRIVATE EQUITY FUND II, L.P.,

                                  By:  PEQUOT CAPITAL MANAGEMENT, INC., as
                                       Investment Manager


                                  By:/S/ DAVID J. MALAT
                                     ______________________________________
                                     David J. Malat, Chief Financial Officer


                                  IDX SYSTEMS CORPORATION


                                  By:/S/ ROBERT W. BAKER, JR.
                                     _____________________________________
                                       Name:Robert W. Baker, Jr.,
                                            Vice President

                                    EXHIBIT D


             EMPLOYMENT, NONCOMPETITION AND NONDISCLOSURE AGREEMENT

     THIS AGREEMENT is made by and between Channelhealth Incorporated, a subsidiary of IDX Systems Corporation, ("the Company"), and the undersigned (the "Employee") as of the date of acceptance hereof by the Company, and it shall be effective as of the first date of Employee's employment by the Company, unless the context requires otherwise. References to the Employee using the masculine gender in this Agreement shall be deemed to include the feminine gender and vice versa.

                                   BACKGROUND

               The Employee is employed by or desires to become employed by the Company. The Company desires to employ the Employee, and the Employee is willing to accept such employment, upon the terms and conditions hereinafter set forth.

                The Employee acknowledges that in the course of rendering services to the Company, he/she may have and will become acquainted with information about the business and financial affairs of the Company, and may have contributed or may in the future contribute to such information. The Employee recognizes that in order to protect the legitimate interests of the Company it is necessary for the Company to protect all such information by keeping it secret or confidential.

     IN CONSIDERATION of the premises, the mutual covenants and conditions set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1. EMPLOYMENT
   ----------
1.1 Employment at Will.
    ------------------
The Company hereby offers the Employee, and Employee hereby accepts, employment or continued employment upon the terms and conditions hereinafter set forth. Employment by the Company is terminable at any time, for any reason, at the will of either the Employee or the Company. No statement of policy or procedure, whether written or oral, or set forth in any manual or guide, shall be a promise by the Company to continue employment for any definite term, nor shall any such statement, policy or procedure require the Company to follow any special procedure, such as progressive discipline, before terminating employment. Employee expressly acknowledges that Employee is not accepting employment with the Company based on any prior or contemporaneous representations, statements, or promises by the Company or by any other person, business or entity affiliated with the Company, oral or written, including without any limitation any promise to grant or pay to Employee an equity interest in the Company or any other company or business affiliated with the Company or options to receive any such equity interest.

1.2 Exclusive  Employment.
    ---------------------
The Employee shall devote his/her full-time efforts exclusively for the benefit of the Company as required hereunder, and shall perform no services for, and shall not become employed or engaged by any other person, firm or entity while employed by the Company. The foregoing shall not prevent Employee from participating in activities in association with professional associations as approved by the Company.

1.3 Duties.
    ------
The Employee's duties shall be as assigned by the Company in its discretion, and at all times he/she shall be subject to the direction and control of the officers and the Board of Directors of the Company. The duties of the Employee as of the date of this Agreement shall be as set forth on the official job description for the position indicated below the Employee's signature line at the end of this Agreement.

2. COMPENSATION
   ------------
As the only and the full compensation for all of the services to be provided by the Employee to the Company, the Company agrees to pay, and the Employee agrees to and does accept, the following:

2.1 Salary.
    ------
If the Agreement is for initial employment of the Employee by the Company, salary shall be paid at the annual rate offered to Employee in the written letter addressed to Employee prior to the commencement of work for the Company. If this Agreement is for continued employment of the Employee by the Company, salary shall be paid at the rate in effect as of the time of execution hereof by the Employee. Salary may be increased or decreased by the Company prospectively, at any time and for any reason. Salary shall be paid semi-monthly on the fifteenth (15th) and last days of each month, in arrears, or on such other legal basis as the Company shall generally follow from time to time, net of all taxes and other legally permissible withholdings. In this regard, the Employee hereby authorizes the Company to withhold from salary payments any amounts owed to the Company by Employee hereunder or any other amounts as may be agreed to subsequently, including but not limited to over payments, 401(k) contributions, and loan payments.

2.2 Benefits.
    --------
The Employee shall be entitled to the benefits, such as health, insurance, vacation, paid and unpaid leave as the Company may from time to time offer to employees as a standard benefit. Benefits are subject to change at any time with such notice to employees as may be required by applicable employee benefit plans and laws governing them. No special or different terms shall apply to Employee unless set forth in writing and signed by an authorized executive officer of the Company.

2.3  Bonuses.
     -------
The Employee shall not be entitled to receive any bonus or other compensation other than standard benefits and salary, unless set forth in writing and signed by an authorized executive officer of the Company. Bonuses of any kind or nature are not payable unless the Employee is actually employed by the Company, is in good standing, and is not on leave, on the date of actual distribution.

2.4  Authorization  to Deduct from Wages.
     -----------------------------------
If at separation of employment (a) the Company has advanced paid leave to the Employee before the Employee has accrued such leave, (b) the Employee has failed to repay any money the Company has loaned to the Employee during the course of employment, or (c) the Employee is required pursuant to a written agreement to reimburse the Company for relocation and moving costs, the Employee authorizes the Company to deduct from the Employee's wages sufficient funds to repay such advances, loans, or relocation/moving costs, subject to applicable federal and state wage laws.

3.  DEFINITION OF PROPRIETARY INFORMATION
    -------------------------------------
For purposes of this Agreement the term "Proprietary Information" means all of the following materials and information in whatever form or medium (even if not patentable, or not protectable or protected by copyright laws) which the Employee receives access to, creates, authors or develops, in whole or in part, in the course of and within the scope of his/her employment with the Company or through the use of any of the Company's facilities or resources:

3.1 Computer Software.
    -----------------
Computer programs, in any form, and all elements thereof, including all source and object codes, flow charts, algorithms, coding sheets, compilers, assemblers, programmer notes, design documents, and routines.

3.2  Research.
     --------
Discoveries,  concepts and ideas,  whether or not patentable or protectable by copyright,  including, without limitation, the nature and results of research
and  development  activities,   technical  information  on  product  or  program
performance and reliability, processes, formulas, techniques, and "know-how."

3.3  Marketing  and Customer  Information.
     ------------------------------------
Price lists, pricing policies, quoting procedures, financial information, customer and prospect names and requirements, customer data, customer site information, prospect and call lists, telephone directories and calendars.

3.4  Business  Information.
     ---------------------
Production development processes, marketing techniques, mailing lists, purchasing information, financial statements, management reports and business plans.

3.5  Other.
     -----
Any other materials or information related to the business or activities of the Company which are not generally known to others engaged in similar business or activities.

Failure to mark any of the Proprietary Information as confidential shall not affect its status as part of the Proprietary Information under the terms of this Agreement.

4.  DISCLOSURE OF INFORMATION, WORKS AND MATERIALS
    ----------------------------------------------
The Employee recognizes that he/she will be exposed to the Company's confidential information including without limitation the Company's trade secrets, and confidential business information. The Employee is hereby notified that such information includes all computer programs developed by the Company and the documentation for them. Further, this includes business information, such as price lists, customer lists and data bases, business plans, sales projections and product development plans. The Employee further acknowledges that any information and materials received by the Company and from third parties in confidence must be treated confidentially. This includes patient information. Employee covenants and agrees that he/she shall not, except with the prior written consent of the Company, or unless the Employee is acting as an employee of the Company solely for the benefit of the Company in connection with the Company's business and in accordance with the Company's business practices and employee policies, at any time during or following the term of his/her employment with the Company, directly or indirectly divulge, reveal, report, publish, transfer or disclose, for any purpose whatsoever, any of such confidential information which has been obtained by or disclosed to him/her as a result of his/her employment with the Company, including, without limitation, any Proprietary Information, as defined in Section 3 hereof.

5.  OWNERSHIP OF INFORMATION, WORKS AND RIGHTS THEREIN
    --------------------------------------------------

5.1 Title.
    -----
The Employee hereby assigns and transfers to the Company and agrees that the Company shall be the owner of all inventions, discoveries, work, computer software program or other computer-related equipment or technology, conceived, developed, or made by the Employee, either alone or with others, in whole or in part, during the Employee's employment by the Company, which are useful in, or directly or indirectly related to the Company's business or which relate to, or are conceived, developed, or made in the course of, the Employee's employment or which are developed or made from, or by reason of knowledge gained from, such employment . If any one or more of the aforementioned are deemed to fall within the definition of "work made for hire," within the meaning of the Copyright Act of 1976, as amended, such work shall be considered "work made for hire," the copyright of which shall be exclusively owned by and vested in the Company. If any of the aforementioned are considered to be work not included in the categories of work covered by the "work made for hire" definition contained in the Copyright Act, such work shall be, and it hereby is, assigned or transferred completely and exclusively to the Company. The Employee agrees to execute any instruments and to do all other things reasonably requested by the Company (both during and after the Employee's employment with the Company) in order to fully vest and perfect in the Company all ownership rights in those items hereby transferred by the Employee to the Company. The Employee further agrees to disclose immediately to the Company all Proprietary Information conceived or developed in whole or in part by him/her during the term of his/her employment with the Company and to assign to the Company any right, title or interest he/she may have in such Proprietary Information.

5.2 Employee's  Works.
    -----------------
The Employee hereby represents and warrants that the Employee has fully disclosed to the Company and attached hereto a description of any computer program or other computer-related technology not covered in Section 5.1 above which, prior to his/her employment with the Company, the Employee conceived of or developed, wholly or in part, but which has not been published or filed with the United States Patent or Copyright Offices.

5.3 Works and Interests of Others.
    -----------------------------
Employee hereby represents and warrants that employment by the Company will not violate any agreement or promise of employee to any other person, and that Employee will not use any property or confidential information of others in his/her work for the Company.

6. RECORDS AND TANGIBLE MATERIALS
   ------------------------------
All notes, data, tapes, reference materials, sketches, drawings, memoranda and records in any way relating to any of the information referred to in Section 3, 4 and 5 hereof (including, without limitation, any Proprietary Information) or otherwise prepared by Employee in the course of his/her employment, and all copies thereof, shall belong exclusively to the Company, and the Employee agrees to deliver to the Company on request all copies of such materials in his/her possession or then under his/her control. In the absence of such a request, Employee shall deliver such items to the Company upon the termination for any reason of the Employee's employment with the Company.

7. PROTECTION OF INFORMATION AND GOODWILL
   --------------------------------------

7.1 Nature of Business.
    ------------------
Employee and the Company recognize that Employee will acquire knowledge as a result of working for the Company, and that such knowledge will include specific knowledge of the Company's business, secrets, products and customers, including Confidential Information. Employee and the Company recognize that upon termination of employment by the Company, Employee could use such specific knowledge and information to the detriment of the Company by disclosing it to competitors, customers and prospects, and using it to obtain or win business. Employee and the Company recognize that proof of such disclosure would be difficult, yet the harm caused thereby could be significant to the Company. Therefore, Employee and the Company are willing to agree that Confidential Information will be disclosed to Employee, and, to protect the Company, its relationship with its customers, its competitive position, and its goodwill, Employee will not engage in a competitive venture for a reasonable time after employment by the Company, as set forth below.

7.2  Competitive Ventures.
     --------------------
The Company is engaged throughout the United States and the rest of the world in providing internet-based communication and services for healthcare providers, pharmacies, and patients, including but not limited to providing internet-based software applications for physician desktops that incorporate practice management, patient communication, medical reference, and clinical transactions information for use by physicians and patients and providing internet-based software applications that facilitate healthcare information between pharmacies, provider groups and patients (such activities and services being referred to herein as the "Internet-Based Healthcare Information Business"). In the event of the termination of Employee's employment hereunder for any reason, the Employee agrees that for a period of twelve (12) months from the date of such termination (the "Prohibition Period"), he/she will not:

7.2.1 Engage directly for himself/herself, or jointly with or on behalf of any person, entity or venture involved in the Internet-Based Healthcare Information Business, or any other business in which the Company was engaged at the time of such termination of employment, and

7.2.2 Work for or become employed by or associated with any person, entity or venture engaged in the Internet-Based Healthcare Information Business where either (i) the Employee's duties will be substantially similar to those he/she has performed for the Company hereunder, or (ii) the Employee's duties would be likely to involve, or require, or would involve or require, disclosure or use of Proprietary Information. For example, and without limiting the generality of the foregoing, if Employee is employed by the Company as a computer programmer working on internet-based medical information communications, he/she shall not, during the Prohibition Period, work as a computer programmer on internet-based medical information communications.

7.3  Geographical  Limitations.
     -------------------------
The Employee's obligations under this Section 7 shall extend to all geographical areas in which the Company, or any of its related companies, is offering its products' services, either directly or indirectly through licenses or otherwise, during the Prohibition Period.

7.4  Non-Solicitation.
     ----------------
The Employee further agrees that for a period of twelve (12) months from the date of termination of his/her employment, he/she will not, on behalf of himself/herself or any person or entity of the Company, (i) compete for, or engage in competitive solicitation of, any customer of the Company, or any person or entity that he/she has, during the twelve (12) months immediately preceding such termination, solicited or serviced on behalf of the Company or that has been so solicited or serviced, during such period, by any person under the Employee's supervision, or (ii) hire or engage or attempt to hire or engage any individual who was an employee of the Company at any time during the twelve
(12) months immediately prior to such termination.

THE EMPLOYEE REPRESENTS AND WARRANTS THAT THE KNOWLEDGE, SKILLS AND ABILITIES HE/SHE POSSESSES ARE SUFFICIENT TO PERMIT HIM/HER, IN THE EVENT OF TERMINATION OF HIS/HER EMPLOYMENT HEREUNDER FOR ANY REASON, TO EARN A LIVELIHOOD SATISFACTORY TO HIM/HER WITHOUT VIOLATING ANY PROVISION OF SECTION 7 HEREOF.

8.  INJUNCTIVE RELIEF
    -----------------
The Employee understands and agrees that the Company will probably suffer irreparable harm if Proprietary Information is disclosed, and that monetary damages will be inadequate as compensation for such breach. Accordingly, the Employee agrees that, in the event of a breach or threatened breach by the Employee of any of the provisions of this Agreement, the Company, in addition to and not in limitation of any other rights, remedies or damages available to the Company at law or in equity, will be entitled to, and Employee hereby consents to, a permanent injunction in order to prevent or to restrain any such breach by the Employee, or by the Employee's partners, agents, representatives, servants, employers, employees and/or any and all persons directly or indirectly acting for or with him/her.

9.  ACCOUNTING FOR PROFITS
    ----------------------
The Employee covenants and agrees that, if he/she shall violate any of his/her covenants or agreements under this Agreement, the Company shall be entitled to an accounting and repayment of all profits, compensation, commissions, enumerations or benefits which the Employee directly or indirectly has realized and/or may realize as a result of, growing out of or in connection with any such violation; such remedy shall be in addition to and not in limitation of any injunctive relief or other rights or remedies to which the Company is or may be entitled at law, in equity or under this Agreement.

10. REASONABLENESS OF RESTRICTIONS
    ------------------------------
The Employee has carefully read and considered the provisions of Sections 1 through 9 hereof and, having done so, agrees that the restrictions set forth therein are fair and reasonable and are reasonably required for the protection of the interests of the Company, its officers, directors, stockholders and employees.

11. SUCCESSORS AND ASSIGNS
    ----------------------
This Agreement shall inure to the benefit of and be binding upon the Employee, his/her legal representative or representatives and testate or intestate distributees, and this Agreement shall inure to the benefit of and be binding upon the Company, and their successors and assigns. The term "Company" as used herein shall include such successors and assigns and also shall include any corporation which is at any time the parent or a subsidiary of the Company, or any corporation or entity which is an affiliate of the Company by virtue of common (although not identical) ownership, and for which the Employee is providing services in any form during his/her employment with the Company or any such other corporation or entity. The term successors and assigns as used herein shall include a corporation or other entity acquiring all or substantially all of the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

12. NOTICES
    -------
Any notice required or permitted by this Agreement shall be given by registered or certified mail, return receipt requested, addressed to the Company at its then principal office, or to the Employee at his/her then current address set forth in the payroll records of the Company, or to either party hereto at such other address or addresses as he/she or it may from time to time specify for the purpose in a notice similarly given.

13. ENFORCEABILITY AND SCOPE
    ------------------------
If any provision of this Agreement is subsequently determined by a court of competent jurisdiction to be void or unenforceable for any reason, that provision shall be deemed stricken and the remainder of the Agreement shall not be affected thereby and shall be binding upon the parties hereto insofar as it remains a workable instrument to accomplish the intent and purposes of the parties. The parties shall negotiate the severed provision to bring the same within the applicable legal requirements to the extent possible. Employee agrees to take any and all actions, including without limitation, execution and delivery of any and all instruments and documents necessary or advisable to complete, perfect, evidence or otherwise confirm any of the matters set forth herein.

14. TERM AND OTHER CONDITIONS
    -------------------------
This Agreement shall remain in full force and effect until the Employee's employment by the Company terminates, or until superseded by another written employment agreement based upon good and proper consideration and executed by the Employee and the Company, whichever first occurs. Notwithstanding the foregoing, in the event of the termination of this Agreement by reason of the termination of the Employee's employment, those provisions hereof which by their terms extend in accordance with such terms shall survive. No amendment or modification of the terms and conditions hereof shall be effective unless set forth in a written document signed by the Employee and the Company. As used in the Agreement, words of the masculine shall, as the context required, include the feminine.

15.  ARBITRATION
     -----------
Any dispute between the Company and the Employee arising out of or in any manner connected with employment or employment practices, including but not limited to claims of discrimination of any kind and wrongful discharge, under state, federal or local law, shall be submitted to binding arbitration in accordance with the rules of the American Arbitration Association, to be conducted in Burlington, Vermont, except however, any dispute arising under Sections 4, 5, 6 and 7 of the Agreement, which, at the Company's option, may be litigated as set forth in Section 16 below.

16. GOVERNING LAW AND FORUM; LEGAL FEES
    -----------------------------------
Employee acknowledges that the Company has employees located in various states, and that it is important to have consistent policies and laws apply to them insofar as matters relating to employment are concerned. Employee acknowledges that consistency in employment policy is beneficial because results will be predictable and all employees will be treated equally. Therefore, Employee and the Company agree that this Agreement shall be governed by and construed in accordance with the internal laws of the State of Vermont, and any legal proceeding regarding the interpretation or enforcement of this Agreement shall be instituted in a court of competent jurisdiction located within the State of Vermont. In the event of any litigation to enforce the terms of this Agreement, the non-prevailing party shall pay, as additional damages, all reasonable attorney's fees of the prevailing party.

17. ENTIRE AGREEMENT
    ----------------
This instrument contains the entire agreement of the parties relating to the subject matter hereof, and it supersedes any prior or contemporaneous oral or written understandings of any kind or nature. Employee represents that he/she is not relying on any agreement, representation or warranty pertaining to the subject matter hereof that is not expressly set forth herein. The waiver or breach of any term or condition of this Agreement shall not be deemed to constitute a waiver of any subsequent breach of the same or any other term or condition.

                    EXECUTED on the date(s) indicated below.

WITNESS/ATTEST:                             CHANNELHEALTH INCORPORATED


                                             By:
------------------------                        -------------------------------
(SEAL)
                                             Date:
                                                  -----------------------------


                                             By:
------------------------                        --------------------------------
                                                 [EMPLOYEE NAME]

                                             Date:------------------------------



EMPLOYEE'S JOB TITLE:

                                    EXHIBIT E


                                  CROSS LICENSE
                                       AND
                         SOFTWARE MAINTENANCE AGREEMENT

         THIS AGREEMENT is made and entered into as of the first day of January 2000, by and between IDX SYSTEMS CORPORATION, a Vermont corporation, with offices at 1400 Shelburne Road, South Burlington, Vermont 05403 ("IDX"), and CHANNELHEALTH INCORPORATED, a Delaware corporation with offices at 25 Green Mountain Drive, South Burlington, Vermont 05403 ("ChannelHealth").

         WHEREAS,  concurrently herewith IDX and ChannelHealth have entered into
agreements   entitled   "Marketing   Agreement"  and   "Administrative   Service
Agreement," and

         WHEREAS, the execution and delivery of this Agreement by ChannelHealth and IDX are conditioned upon the execution and delivery by IDX and ChannelHealth of the, the Administrative Service Agreement and the Marketing Agreement; and

         WHEREAS, ChannelHealth was formed as a corporation to engage in certain healthcare communications, information systems, and publication business activities, and IDX is a developer and supplier of certain information technology that ChannelHealth intends to incorporate into, and make an integral part of products and services of ChannelHealth; and

         WHEREAS, certain activities to be carried on by ChannelHealth were carried on by a division within IDX known as its ChannelHealth Division; and

         WHEREAS, ChannelHealth intends to improve, enhance, and maintain certain information technology of IDX and license to IDX the right to use and market such technology and any improvements, enhancements and resulting products; and

         WHEREAS, the obligations of the Marketing Agreement with respect to development and support of the enhanced and improved technology and resulting products and services shall be in addition to the obligations to license and maintain such technology, products and services set forth in this Agreement.

         NOW, THEREFORE, in consideration of the premises, the mutual covenants contained herein, the execution and delivery of the Marketing Agreement and the Administrative Service Agreement and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, ChannelHealth and IDX hereby agree as follows:

1. DEFINITIONS The capitalized terms used in this Agreement shall have the meanings ascribed to them on Schedule 1 attached hereto.

2. IDX LICENSE GRANTS. Subject to and conditioned upon the performance and observance of all of the terms and conditions of this Agreement, IDX grants to ChannelHealth licenses as set forth in this Section 2.

2.1 In General. IDX hereby grants to ChannelHealth a perpetual (except as set forth in Section 2.3), non-exclusive, non-cancellable, fully paid-up license: (i) to copy, use, display, perform, adapt, modify, create derivative works of, and maintain the IDX Software, in whole or in part, solely for the purpose of Merging the IDX Software into ChannelHealth Products, (ii) to market and sublicense (including through one or more Distribution Partners), and in connection therewith to copy, use, transmit, perform, and display the IDX Software, in whole or in part, only as the IDX Software may be Merged into ChannelHealth Products, and (iii) to use and practice the IDX Licensed Technology to accomplish the purposes set forth in clauses (i) and (ii).

2.2 CMS. In addition to the rights granted under Section 2.1, IDX hereby grants to ChannelHealth a perpetual, non-exclusive, non-cancellable, fully paid-up license to copy, use, display, perform, adapt, modify, and create derivative works of, maintain, market, sublicense, transmit, and distribute (including through one or more Distribution Partners) all or any portion of CMS as a stand alone product (i.e., not as Merged into another ChannelHealth Product). Subject to Section 2.4.3, IDX shall not grant a license to CMS to any Person not a party to this Agreement. Such restriction shall not limit IDX from making any use of any part of, or any technology contained in, CMS.

2.3 New Enabling Technologies. Upon the termination of IDX's exclusive marketing rights under Section 3.2 of the Marketing Agreement, or if IDX markets ChannelHealth Products nonexclusively pursuant to Section
         3.3 of the Marketing Agreement, the license herein granted to ChannelHealth shall terminate with respect to all New Enabling Technologies, except for New Enabling Technologies embodied in the Web FrameWork and ConnectR, but ChannelHealth shall not use such New Enabling Technologies for any purpose other than to create or maintain compatibility or connectivity between ChannelHealth Products and other products.

24.      Ownership.

         2.4.1 Except for the rights expressly granted herein to ChannelHealth, IDX reserves and retains all right, title and interest (including without limitation patents and copyrights) and shall be the exclusive owner of the IDX Licensed Technology and all customizations, additions, modifications, changes, enhancements, improvements, or derivative works made by IDX or on behalf of IDX, with the exception of derivative works created by ChannelHealth under Sections 2.1 and 2.2.

         2.4.2 To the extent ChannelHealth shall have any interest in any items owned by IDX pursuant to the foregoing Section, including without limitation any joint works, ChannelHealth hereby conveys and shall convey good title and ownership thereof to IDX. ChannelHealth shall execute an assignment in the form attached hereto as Exhibit 2.4.2 to effectuate and confirm such assignment.

         2.4.3 IDX reserves and retains all right, title and interest to any and all patentable inventions made, conceived, or reduced to practice by IDX, including without limitation by IDX personnel, employees or contractors, whether in whole or in part, both before and after the Effective Date. ChannelHealth agrees to cooperate in every reasonable way with IDX, at IDX's cost, to prosecute patent applications for such inventions and to perfect IDX's right, title and interest in and to such inventions and patent applications. The parties agree and acknowledge that certain ChannelHealth personnel were IDX employees, or were otherwise associated with IDX, before the Effective Date, and ChannelHealth agrees to cooperate in every reasonable way with IDX to prosecute patent applications for such inventions and to perfect IDX's right, title and interest in and to such inventions and patent applications.

         2.4.4 Subject to Section 2.4.3, IDX shall make no claim to any derivative works developed by or on behalf of ChannelHealth pursuant to Sections 2.1 and 2.2.

2.5 Limitations, Restrictions, and Conditions. The licenses granted to ChannelHealth hereunder are subject to all of the terms and conditions of this Agreement, including without limitation the following limitations, restrictions, and conditions:

         2.5.1 Distribution Pursuant to Marketing Agreement. During the Initial Term of the Marketing Agreement, ChannelHealth shall not market or distribute the IDX Licensed Technology or any part thereof, including as Merged into ChannelHealth Products, through the use of any Distribution Partner that is a Direct Competitor of IDX. This restriction shall not apply to any ChannelHealth Products that IDX does not distribute and shall not apply following the Initial Term or the termination of the Marketing Agreement.

         2.5.2 ChannelHealth shall not use the IDX Licensed Technology to develop any products that compete with the Web FrameWork, ConnectR, orEnterprise Index, as marketed by IDX from time to time.

         2.5.3 ChannelHealth shall have the right to use internally IDX Database Information only in connection with the Integration Methods, so long as such use does not induce disclosure of IDX Database Information to any Person not a party to this

                  Agreement. At no time shall ChannelHealth license or authorize any Person to use any Integration Method or to use any IDX Database Information to exchange data between any IDX products and any products of any Person not a party to this Agreement. The foregoing shall not prohibit or restrict ChannelHealth from (i) providing any ChannelHealth Product to any ChannelHealth Customer using any Integration Method to provide installation services with respect to such ChannelHealth Customer or using IDX Database Information, in each case solely for the benefit of such Customer in using ChannelHealth Products, or (ii) using contractors as set forth in Section 2.5.4.

         2.5.4 ChannelHealth may permit third parties to provide to ChannelHealth or ChannelHealth Customers maintenance, disaster recovery, facilities management, outsourcing or other services involving access to the IDX Licensed Technology only if such third parties in each instance shall execute written nondisclosure and non-use agreements with ChannelHealth, in form and substance reasonably satisfactory to IDX and ChannelHealth, prior to using or gaining access to the IDX Licensed Technology.

         2.5.5 ChannelHealth may adapt, modify, merge, and maintain the IDX Licensed Technology as permitted under this Agreement through its own employees or through independent contractors, provided each such independent contractor shall in each instance execute a written nondisclosure and non-use agreement with ChannelHealth, in form and substance reasonably satisfactory to IDX and ChannelHealth, prior to gaining access to the Source Code.

         2.5.6 ChannelHealth may not indicate that any portion of the IDX Licensed Technology originated from IDX, except with IDX's prior written consent or as set forth in the Marketing Agreement.

         2.5.7 ChannelHealth (i) shall use the IDX Licensed Technology only in locations physically within the Territory, (ii) must keep all physical copies (including those stored electronically) in locations within the Territory and (iii) shall permit third parties as described in Section 2.5.4 to use and access the IDX Licensed Technology only in locations within the Territory.

2.6 Certain Terms of Third Party Agreements for IDX Licensed Technology. ChannelHealth shall not allow the use of or access to the IDX Licensed Technology by any third party (including a Distribution Partner) unless such party has signed and delivered to ChannelHealth an agreement restricting use of such IDX Licensed Technology in a manner consistent with this Agreement, and ChannelHealth shall use reasonable efforts to include language substantially similar to the following in any such third party agreements:

         IN NO EVENT SHALL COMPANY'S [ChannelHealth's] SUPPLIERS AND LICENSORS BE LIABLE FOR ANY DAMAGES OF ANY KIND OR NATURE, INCLUDING DIRECT,
         INDIRECT, INCIDENTAL, SPECIAL, PUNITIVE, EXEMPLARY OR CONSEQUENTIAL, ARISING OUT OF THE USE OF ANY SOFTWARE SUPPLIED BY COMPANY, ITS SUPPLIERS OR LICENSORS. THE LICENSEE UNDERSTANDS AND AGREES THAT THE SOFTWARE PROVIDED BY COMPANY [ChannelHealth] TO LICENSEE CONTAINS SOFTWARE THAT IS THE COPYRIGHTED PRODUCT AND A TRADE SECRET OF COMPANY [ChannelHealth] OR ITS SUPPLIERS AND LICENSORS, AND THAT LICENSEE WILL NOT USE ANY SUCH SOFTWARE IN VIOLATION OF THE RESTRICTIONS CONTAINED IN THIS AGREEMENT AND WILL NOT DISCLOSE THE SOFTWARE TO ANYONE OTHER THAN ITS EMPLOYEES OR AGENTS AS REASONABLY NECESSARY FOR THE PURPOSE OF THIS AGREEMENT AND ON THE CONDITION THAT IT ACCEPTS FULL RESPONSIBILITY FOR ANY BREACH HEREOF BY ANY SUCH INDIVIDUAL. THE FOREGOING AGREEMENTS ARE FOR THE EXPRESS BENEFIT OF COMPANY [ChannelHealth], ITS SUPPLIERS AND LICENSORS, AND MAY BE ENFORCED BY COMPANY [ChannelHealth], AND ITS SUPPLIERS AND LICENSORS.

2.7 Delivery. As of the Effective Date, IDX has delivered one copy (in both object code and Source Code forms) of each component of the IDX Licensed Technology.

2.8 Additional Countries. ChannelHealth shall have the right to notify IDX in writing of its intent to expand the Territory to Additional Countries. Within thirty (30) business days of receipt of such notice, IDX shall respond in writing indicating either that (a) the Territory has been deemed to be expanded to include the Additional Country or (b) the inclusion of such Additional Country in the Territory at the time of such request would cause IDX to be in breach of pre-existing contractual commitments (and subject to applicable confidentiality restrictions, IDX shall inform ChannelHealth as to the nature of such commitments). If IDX fails to give such response, the Additional Country shall be deemed to be added to the Territory. If the Territory is expanded to include Additional Countries, IDX shall have the option to eliminate any Additional Country from the Territory twenty-four (24) months from the date such Additional Country was included in the Territory if ChannelHealth fails to enter into a written agreement with another party to deliver IDX Licensed Technology in such Additional Country during such twenty-four (24) month period.

2.9 IDX Names and Marks. ChannelHealth may not use any IDX Names or Marks in connection with ChannelHealth's Business or otherwise, except as set forth in the Marketing Agreement.

2.10 Section 365(n). All rights and licenses granted under or pursuant to this Agreement by IDX to ChannelHealth are, and shall otherwise be deemed to be, for purposes of Section 365(n) of the United States Bankruptcy Code (the "Code"), licenses to rights to "intellectual property" as defined in the Code. The parties agree that ChannelHealth, as licensee of such rights under this Agreement, shall retain and may fully exercise all of its rights and elections under the Code. The parties further agree that, in the event of the commencement of bankruptcy proceeding by or against IDX under the Code, ChannelHealth shall be entitled to retain all of its rights under this Agreement.

3. LIMITED WARRANTIES OF IDX. This Section 3 contains all of and the only warranties of IDX made in connection with the subject matter of this Agreement, and except for such warranties, there are NO WARRANTIES made by IDX in connection with the subject matter of this Agreement. The warranties of IDX set forth below are made only to ChannelHealth and shall be true as of the Effective Date.

3.1 Performance. IDX makes NO WARRANTIES as to the nature or quality of performance or reliability of the IDX Licensed Technology in any respect whatsoever, and ChannelHealth acknowledges that, except for the express warranties set forth in this Section 3, it has accepted the license and delivery of the IDX Licensed Technology and shall accept all IDX Software Updates and all services "AS IS" and "WITH ALL FAULTS."

3.2 Encumbrances. The IDX Licensed Technology is and shall be free and clear of all liens, restrictions, claims, charges, security interests, or other encumbrances of any nature whatsoever which might affect or adversely impact on ChannelHealth's use of the IDX Licensed Technology.

3.3 Ownership; Right to License. Except as referred to on Schedule 3.3 attached hereto, IDX owns or otherwise has adequate rights to make the grants of the licenses to the IDX Licensed Technology to ChannelHealth hereunder and possesses all rights and interests in the IDX Licensed Technology necessary to enter into this Agreement.

3.4 Required Consents/No Conflicts. No approval, authorization, consent, permission, or waiver to or from, or notice, filing, or recording to or with, any person, entity or governmental authority is necessary for the execution and delivery of this Agreement, and neither the execution and delivery of this Agreement, nor the grant of licenses hereunder will conflict with or violate any other license, instrument, contract, agreement, or other commitment or arrangement to which IDX is a party or by which IDX is bound.

3.5 No Infringement. Except as referred to on Schedule 3.3 the IDX Licensed Technology and all components thereof do not infringe upon the intellectual property rights, including without limitation the patent, copyright, trademark or trade secret rights, of any third parties. The sole and exclusive remedy for breach of this warranty shall be as set forth in Section 7.1.

3.6 Litigation. Except as referred to on Schedule 3.3 attached hereto, no claim, action, suit, proceeding, inquiry, hearing, arbitration, administrative proceeding, or investigation (collectively, "Litigation") is pending or threatened against IDX, its present or former directors, officers, or employees, affecting, involving, or relating to the IDX Licensed Technology, which if resolved against IDX would, individually or in the aggregate, materially and adversely affect IDX's ability to perform this Agreement or the rights granted to ChannelHealth under this Agreement.

4. CHANNELHEALTH LICENSE GRANTS. Subject to and conditioned upon the performance and observance of all of the terms and conditions of this Agreement, ChannelHealth grants to IDX licenses as set forth in this
         Section 4.

4.1 In General. ChannelHealth hereby grants to IDX a perpetual, non-exclusive, non-cancellable, fully paid-up license: (i) to copy, use, display, perform, adapt, modify, create derivative works of, and maintain the ChannelHealth Products, in whole or in part, (ii) to Merge all or any portion of the ChannelHealth Products into IDX Products, and
         (iii) to market, sublicense (including through one or more Distribution Partners), and in connection therewith to copy, use, transmit, perform and display the ChannelHealth Products, in whole or in part, as Merged into IDX Products, (iv) to use and practice the ChannelHealth Licensed Technology to accomplish the purposes set forth in clauses (i) and
         (ii). For the purposes of this Section 4.1, the term "ChannelHealth Products" shall only include such ChannelHealth Products that have been delivered as of the Effective Date and subsequently during the ChannelHealth Support Term, whether pursuant to this Agreement or the Marketing Agreement. During the Initial Term of the Marketing Agreement, IDX shall not use the ChannelHealth Licensed Technology to develop products that compete with ChannelHealth Products distributed by IDX under the Marketing Agreement. The foregoing shall not in any way limit or restrict IDX from using the IDX Licensed Technology.

4.2      Ownership.

         4.2.1 Except for the rights expressly granted herein to IDX, ChannelHealth reserves and retains all right, title and interest (including without limitation patents and copyrights) and shall be the exclusive owner of the ChannelHealth Products and all customizations, additions, modifications, changes, enhancements, improvements, or derivative works made by or on behalf of ChannelHealth, with the exception of derivative works created by IDX under Section 4.1.

         4.2.2 To the extent IDX shall have any interest in any items described in the foregoing Section, including without limitation any joint works, IDX hereby conveys and shall convey good title and ownership thereof to ChannelHealth. IDX shall execute an assignment in the form attached hereto as
                  Exhibit 2.4.2 to effectuate and confirm such assignment.

         4.2.3 ChannelHealth reserves and retains all right, title and interest to any and all patentable inventions conceived by ChannelHealth, including without limitation by ChannelHealth personnel, employees or contractors, whether in whole or in part, after the Effective Date. IDX agrees to cooperate in every reasonable way with ChannelHealth to prosecute patent applications for such inventions and to perfect ChannelHealth's right, title and interest in and to such inventions and patent applications. ChannelHealth agrees and acknowledges that certain patentable inventions may have been conceived before the Effective Date by persons who are now ChannelHealth employees or are otherwise associated with ChannelHealth, and that nothing herein is to be construed to limit in any way IDX's ownership of, or other interest in, such inventions and patents for the same.

         4.2.4 Subject to Section 4.2.3, ChannelHealth shall make no claim to any derivative works developed by or on behalf of IDX pursuant to Section 4.1.

4.3 Limitations, Restrictions, and Conditions. The licenses granted hereunder are subject to all of the terms and conditions of this Agreement, including without limitation the following limitations, restrictions, and conditions:

         4.3.1 Distribution Pursuant to Marketing Agreement. During the Initial Term of the Marketing Agreement, IDX shall be entitled to market and distribute ChannelHealth Products pursuant to the license granted in this Agreement, and shall not do so except in a manner consistent with the Marketing Agreement. This section shall not apply following the Initial Term of the Marketing Agreement.

         4.3.2 IDX may not indicate that any portion of the ChannelHealth Products originated from ChannelHealth, nor shall IDX use any of ChannelHealth's Names and Marks, except with ChannelHealth's prior written consent or except as set forth in the Marketing Agreement.

         4.3.3 IDX may permit third parties to provide to IDX or its customers maintenance, disaster recovery, facilities management, outsourcing or other services involving access to the ChannelHealth Products only if such third parties shall in each instance execute written nondisclosure and non-use agreements with IDX, in form and substance reasonably satisfactory to ChannelHealth, prior to using or gaining access to the ChannelHealth Products.

         4.3.4 IDX may adapt, modify, merge, and maintain the ChannelHealth Products as permitted under this Agreement through its own employees or through independent contractors, provided each such independent contractor shall in each instance execute a written nondisclosure and non-use agreement with IDX, in form and substance reasonably satisfactory to ChannelHealth, prior to gaining access to the Source Code.

         4.3.5 IDX (i) shall use the ChannelHealth Products only in locations physically within the Territory, (ii) must keep all physical copies (including those stored electronically) in locations within the Territory and (iii) shall permit third parties as described in Section 4.3.4 to use and access the ChannelHealth Products only in locations within the Territory.

         4.3.6 Certain Terms of Third Party Agreements for ChannelHealth Products. IDX shall not allow the use of or access to the
                  ChannelHealth Products by any third party (including a Distribution Partner) unless such party has in each instance signed and delivered to IDX a written agreement restricting use of such ChannelHealth Products in a manner consistent with this Agreement, and IDX shall use reasonable efforts to include language substantially similar to the following in any such third party agreements:

                  IN NO EVENT SHALL COMPANY'S [IDX's] SUPPLIERS AND LICENSORS, BE LIABLE FOR ANY DAMAGES OF ANY KIND OR NATURE, INCLUDING DIRECT, INDIRECT, INCIDENTAL, SPECIAL, PUNITIVE, EXEMPLARY OR CONSEQUENTIAL, ARISING OUT OF THE USE OF ANY SOFTWARE SUPPLIED BY COMPANY [IDX], ITS SUPPLIERS OR LICENSORS. THE LICENSEE UNDERSTANDS AND AGREES THAT THE SOFTWARE PROVIDED BY IDX TO LICENSEE CONTAINS SOFTWARE THAT IS THE COPYRIGHTED PRODUCT AND A TRADE SECRET OF COMPANY [IDX] AND ITS SUPPLIERS AND LICENSORS, AND THAT LICENSEE WILL NOT USE ANY SUCH SOFTWARE IN VIOLATION OF THE RESTRICTIONS CONTAINED IN THIS AGREEMENT AND WILL NOT DISCLOSE THE SOFTWARE TO ANYONE OTHER THAN ITS EMPLOYEES OR AGENTS AS REASONABLY NECESSARY FOR THE PURPOSE OF THIS AGREEMENT AND ON THE CONDITION THAT IT ACCEPTS FULL RESPONSIBILITY FOR ANY BREACH HEREOF BY ANY SUCH INDIVIDUAL.
                  THE FOREGOING AGREEMENTS ARE FOR THE EXPRESS BENEFIT OF COMPANY [IDX], ITS SUPPLIERS AND LICENSORS, AND MAY BE ENFORCED BY COMPANY [IDX], AND ITS SUPPLIERS AND LICENSORS.

4.4 Additional Countries. IDX shall have the right to notify ChannelHealth in writing of its intent to expand the Territory to Additional

         Countries. Within thirty (30) business days of receipt of such notice, ChannelHealth shall respond in writing indicating either that (a) the Territory has been deemed to be expanded to include the Additional
         Country or (b) the inclusion of such Additional Country in the Territory at the time of such request would cause ChannelHealth to be in breach of pre-existing contractual commitments (and subject to applicable confidentiality restrictions, ChannelHealth shall inform IDX as to the nature of such commitments). If ChannelHealth fails to give such response, the Additional Country shall be deemed to be added to the Territory. If the Territory is expanded to include Additional Countries, ChannelHealth shall have the option to eliminate any Additional Country from the Territory twenty-four (24) months from the date such Additional Country was included in the Territory if IDX fails to enter into a written agreement with another party to deliver ChannelHealth Products in such Additional Country during such twenty-four (24) month period.

4.5 Section 365(n). All rights and licenses granted under or pursuant to this Agreement by ChannelHealth to IDX are, and shall otherwise be deemed to be, for purposes of Section 365(n) of the United States Bankruptcy Code (the "Code"), licenses to rights to "intellectual property" as defined in the Code. The parties agree that IDX, as licensee of such rights under this Agreement, shall retain and may fully exercise all of its rights and elections under the Code. The parties further agree that, in the event of the commencement of bankruptcy proceeding by or against ChannelHealth under the Code, IDX shall be entitled to retain all of its rights under this Agreement.

5. LIMITED WARRANTIES OF CHANNELHEALTH. This Section 5 contains all of and the only warranties of ChannelHealth made in or in connection with the subject matter of this Agreement. Such warranties are made to IDX and shall be true as of the Effective Date and as of each and every delivery of ChannelHealth Products thereafter, including without limitation ChannelHealth Updates and
ChannelHealth Development Updates (as defined in the Marketing Agreement). Except for the warranties set forth in this Section 5 of this Agreement and as set forth in the Marketing Agreement, there are NO WARRANTIES made by
ChannelHealth in connection with the ChannelHealth Products and the ChannelHealth Products.

5.1 Performance. During the ChannelHealth Support Term, all ChannelHealth Products shall perform substantially as set forth in the standard, published editions of textual and graphical works, in whatever form, intended to instruct users in the use of ChannelHealth Products, and published by ChannelHealth from time to time during the term of this Agreement and all published statements made by ChannelHealth from time to time, unless a failure to so perform is attributable to a failure of the IDX Software and IDX Software Updates to perform substantially as set forth in the standard, published editions of textual and graphical works, in whatever form, intended to instruct users in the use of the

         IDX Software and IDX Software Updates, and published by IDX from time to time during the term of this Agreement

5.2 Regulatory Compliance. During the ChannelHealth Support Term, all ChannelHealth Products shall comply with and support all applicable Regulatory Requirements.

5.3 Virus Warranty. To ChannelHealth's knowledge, the ChannelHealth Products do not contain any program routine, device, or other undisclosed feature, including, without limitation, a time bomb, virus, software lock, drop-dead device, malicious logic, worm, Trojan horse, bug, error, defect or trap door, that is capable of deleting, disabling, or otherwise harming the ChannelHealth Products, or any hardware, data, or computer programs or codes, or that is capable of providing access or producing modifications not authorized by IDX.

5.4 Year 2000. The ChannelHealth Products shall provide all of the following functions: (a) consistently handles date information before, during, and after January 1, 2000, including but not limited to accepting date input, providing date output, and performing calculations on dates or portions of dates; (b) function accurately as set forth in the standard, published editions of textual and graphical works, in whatever form, intended to instruct users in the use of ChannelHealth Products, and published by ChannelHealth from time to time during the term of this Agreement and all published statements made by ChannelHealth from time to time, and without interruption before, during, and after January 1, 2000, without any change in operations associated with the advent of the new century; (c) respond to two-digit year-date input in a predefined and consistent manner; and
         (d) store and provide output of date information in ways that are unambiguous as to century. The foregoing does not apply to any failures of the IDX Software or IDX Software Updates to so perform.

5.5 Remedies for Breach of Certain Warranties. In the event of breach of any of the foregoing warranties, ChannelHealth shall provide, promptly and at no cost to IDX, and at IDX's discretion any of IDX's Customers, the necessary corrections to meet the warranty. Such remedy shall be IDX's sole and exclusive remedy in the event of any breach of warranty and shall be conditioned upon written notice to ChannelHealth of any claimed breach within one (1) year of the delivery of the item causing the breach. If ChannelHealth fails to provide the necessary corrections within sixty (60) days of such written notice, IDX shall have the right to make such correction itself, and ChannelHealth shall reimburse IDX for all reasonable fees, costs and expenses in connection therewith.

5.6 Ownership; Right to License. ChannelHealth owns or otherwise has adequate rights to make the grants of the licenses to the ChannelHealth Products to IDX hereunder and possesses all rights and interests in the ChannelHealth Products necessary to enter into this Agreement.

5.7 Encumbrances. The ChannelHealth Products are and shall be free and clear of all liens, restrictions, claims, charges, security interests, or other encumbrances of any nature whatsoever which might affect or adversely impact on IDX's use of the ChannelHealth Products.

5.8 Required Consents/No Conflicts. No approval, authorization, consent, permission, or waiver to or from, or notice, filing, or recording to or with, any person, entity or governmental authority is necessary for the execution and delivery of this Agreement, and neither the execution and delivery of this Agreement, nor the grant of licenses hereunder will conflict with or violate any other license, instrument, contract, agreement, or other commitment or arrangement to which ChannelHealth is a party or by which ChannelHealth is bound.

5.9 Litigation. No claim, action, suit, proceeding, inquiry, hearing, arbitration, administrative proceeding, or investigation (collectively, "Litigation") is pending or threatened against ChannelHealth, its present or former directors, officers, or employees, affecting, involving, or relating to the ChannelHealth Products, which if resolved against ChannelHealth would materially and adversely affect ChannelHealth's ability to perform this Agreement or the rights granted to IDX under this Agreement.

5.10 No Infringement. With the exception of the IDX Licensed Technology as to which IDX makes certain warranties to ChannelHealth under Section 3, the ChannelHealth Products and all components thereof do not infringe upon the intellectual property rights, including without limitation the patent, copyright, trademark or trade secret rights, of any third parties, nor will the use of the ChannelHealth Products or any component thereof by IDX subject any third party to such an infringement claim. The sole and exclusive remedy for breach of this warranty shall be as set forth in Section 7.2.

6.       SUPPORT

6.1 During the IDX Support Term, IDX shall provide to ChannelHealth IDX Software Maintenance and IDX Software Updates on a timely basis. IDX shall have no obligation to provide any services to support, maintain or update CMS or OutReach.

6.2 During the ChannelHealth Support Term, ChannelHealth shall provide ChannelHealth Maintenance and ChannelHealth Updates on a timely basis.

7.       INDEMNIFICATION

7.1      IDX Indemnity.

         7.1.1 Indemnification Obligations. IDX, at its own expense, shall defend, hold harmless and indemnify ChannelHealth, its officers, directors, employees, agents, successors, affiliates, and assigns, from and against any and all liability, loss, damages, expenses (including attorneys' fees) arising from claims of third parties: (a) that the IDX Licensed Technology or the IDX Software, or any component thereof, infringes or violates any patents, copyrights, trademarks, trade secrets, licenses, or other proprietary rights of any third party, but not including any claim arising out of or related to the matters described in Schedule 3.3, or

                  (b) for personal or bodily injury or damage to tangible property arising out of the negligent or intentional acts of IDX, its employees or agents. ChannelHealth may, at its own expense, assist in such defense if it so chooses, provided that IDX shall control such defense and all negotiations relative to the settlement of any such claim. IDX shall not settle any claim that adversely affects any rights of ChannelHealth without ChannelHealth's prior written consent. ChannelHealth shall promptly provide IDX with written notice of any claim that ChannelHealth believes falls within the scope of this Section. At any time after IDX becomes aware of any such claim under subsection (a) herein, or in the event that the IDX Licensed Technology, the IDX Software, or any portion thereof, is held to constitute an infringement or its use is enjoined, IDX shall have the option at its own expense to: (i) modify the infringing item without impairing in any material respect the functionality or performance, so that it is non-infringing;
                  (ii) procure for ChannelHealth the right to continue to use the infringing item; or (iii) replace the infringing item with an equally suitable, non-infringing item.

         7.1.2 Exceptions. IDX's obligations to indemnify as set forth in this Section shall not apply to any claim to the extent that it arises from (i) any modifications, changes, additions, or enhancements to the IDX Licensed Technology that have not been made directly by IDX or have not been made at its express direction or under its direct oversight, control or supervision, (ii) any such modifications made by IDX at the request or to the specification of ChannelHealth, ChannelHealth's Customers, or any of their agents, or (iii) the use of the IDX Licensed Technology in combination with any other item, or in any system or method adopted, permitted, induced, contributed to, or otherwise used by ChannelHealth or any ChannelHealth Customers that is not expressly described in the IDX Licensed Technology.

7.2      ChannelHealth Indemnity.

         7.2.1 Indemnification Obligations. ChannelHealth, at its own expense, shall defend, hold harmless and indemnify IDX, its officers, directors, employees, agents, successors, affiliates, and assigns, from and against any and all loss, damages, expenses (including attorneys' fees) arising from claims of third parties: (a) that the ChannelHealth
                  Products, or any component thereof, whether used alone or in combination with any other item as intended, designed, suggested or induced by ChannelHealth or its agents, infringes or violates any patents, copyrights, trademarks, trade secrets, licenses, or other proprietary rights of any third party, but not including any claim that the IDX Technology alone infringes or violates any patents, copyrights, trademarks, trade secrets, licenses, or other proprietary rights of any third party, (b) that any modifications or derivative works of the IDX Licensed Technology or any component thereof (i) not made by IDX or not made under IDX's express direction or under its direct oversight, control or supervision, or (ii) made at the direction of ChannelHealth, any ChannelHealth Customers or their agents or affiliates, infringes or violates any patents, copyrights, trademarks, trade secrets, licenses, or other proprietary rights of any third party, (c) that any use by ChannelHealth Customers of the IDX Licensed Technology or any component thereof outside the scope of license set forth herein infringes or violates any patents, copyrights, trademarks, trade secrets, licenses, or other proprietary rights of any third party, (d) that the use of the ChannelHealth Products in combination with any other item, or in any system or method adopted, permitted, induced, contributed to or otherwise used by ChannelHealth or its agents, infringes or violates any patents, copyrights, trademarks, trade secrets, licenses, or other proprietary rights of any third party, (e) for personal or bodily injury or damage to property (tangible and intangible) arising out of the negligent or intentional acts of ChannelHealth, ChannelHealth's Customers, or their agents, and (f) that involve a breach of ChannelHealth's representations, warranties or obligations hereunder. IDX may, at its own expense, assist in such defense if it so chooses, provided that ChannelHealth shall control such defense and all
                  negotiations relative to the settlement of    any such claim.
                  ChannelHealth shall not settle any claim that adversely affects any rights of IDX without IDX's prior written consent. IDX shall promptly provide ChannelHealth with written notice of any claim that IDX believes falls within the scope of this Section. At any time after ChannelHealth becomes aware of any such claim under subsections (a), (b), or (d) herein, or in the event that the ChannelHealth Products or any portion thereof is held to constitute an infringement or its use is enjoined, ChannelHealth shall have the option at its own expense to: (i) modify the infringing item without impairing in any material respect the functionality or performance, so that it is non-infringing; (ii) procure for IDX the right to continue to use the infringing item; or (iii) replace the infringing item with an equally suitable, non-infringing item.

         7.2.2 Exceptions. ChannelHealth's obligations to indemnify as set forth in this Section shall not apply to any claim to the extent that it arises from (i) any modifications, changes, additions, or enhancements to the ChannelHealth Licensed Technology that have not been made directly by ChannelHealth or have not been made at its express direction or under its direct oversight, control or supervision, (ii) any such modifications made by ChannelHealth at the request or to the specification of IDX or any of its agents, or (iii) the use of the ChannelHealth Licensed Technology in combination with any other item, or in any system or method adopted, permitted, induced, contributed to, or otherwise used by IDX or IDX Customers that is not marketed, recommended, enabled, contributed to, or otherwise directly or indirectly suggested by ChannelHealth.

8.LIMITATION OF LIABILITY. IN NO EVENT SHALL IDX BE LIABLE TO CHANNELHEALTH FOR ANY MONETARY DAMAGES UNDER THIS AGREEMENT. THE LIMITATIONS SET FORTH IN THIS
SECTION 8 SHALL NOT APPLY TO INDEMNIFICATION  OBLIGATIONS  PURSUANT TO SECTION 7

OF THIS AGREEMENT, TO THIRD PARTY CLAIMS FOR PROPERTY DAMAGE, PERSONAL INJURY OR DEATH AND OTHER CLAIMS FOR WHICH CHANNELHEALTH MAY BE ENTITLED TO INDEMNIFICATION OR CONTRIBUTION FROM IDX PURSUANT TO THIS AGREEMENT OR AS A MATTER OF LAW, OR TO ANY MATERIAL BREACH BY IDX OF ANY WARRANTY SET FORTH IN
SECTION 3 OF THIS AGREEMENT.

9. TERMINATION. Either party shall have the right to terminate this Agreement at its option if the other party has committed a material breach of any of the terms and conditions hereof. Such termination shall be deemed effective ninety
(90) days after receipt of written notice from the party so electing to terminate, provided the party receiving such notice has not cured the breach within such ninety (90) day period.

10. CONFIDENTIALITY.

10.1 Confidentiality. IDX will receive or learn from ChannelHealth, and ChannelHealth's parents, subsidiaries and affiliates, and ChannelHealth will learn from IDX, and IDX's parents, subsidiaries and affiliates, information, both orally and in writing, concerning the business of ChannelHealth or IDX, respectively, including, without limitation, financial, technical and marketing information, data, and information related to the development of technology and services relating to ChannelHealth's and IDX's business, as the case may be, and the IDX Licensed Technology and ChannelHealth Products, which information is deemed, in the case of ChannelHealth, proprietary to ChannelHealth and, in the case of IDX, proprietary to IDX. Both parties hereby agree, as set forth below, to protect such information, whether furnished before, on or after the date of this Agreement, as it protects its own similar confidential information, but never less than commercially reasonable efforts, and not to disclose such information to anyone except as otherwise provided for in this Agreement. Such information, in whole or in part, together with analyses, compilations, programs, reports, proposals, studies or any other documentation prepared by the parties, as the case may be, which contain or otherwise reflect or make reference to such information, is hereinafter referred to as "Confidential Information". Both parties hereby agree that the Confidential Information will be used solely for the purpose of this Agreement and not for any other purpose. Both parties further agree that any Confidential Information pertaining to the other party is the sole and exclusive property of such other party, and that the receiving party shall not have any right, title, or interest in or to such Confidential Information except as expressly provided in this Agreement. Both parties further agree to protect and not to disclose to anyone (except as provided in this Agreement) for any reason Confidential Information pertaining to the other party; provided, however, that: (a) such Confidential Information may be disclosed to the receiving party's respective officers, directors, employees, agents, or representatives (collectively, our "Representatives") on a "need to know" basis for the purpose of this Agreement on the condition that (i) each such Representative will be informed by the receiving party of the confidential nature of such Confidential Information and will agree to be bound by the terms of this Agreement and not to disclose the Confidential Information to any other person and (ii) both parties agree to accept full responsibility for any breach of this
         Section 9 by its respective Representatives; and (b) Confidential Information pertaining to the other party may be disclosed upon the prior written consent of the other party. Both parties hereby agree, upon the request of the other party, to promptly deliver to the other party at its cost the Confidential Information pertaining to such other party, without retaining any copies thereof. Specifically and without limitation, ChannelHealth agree to (i) reproduce (and refrain from removing or destroying) copyright and proprietary rights notices which are placed on the IDX Licensed Technology or the ChannelHealth Products, (ii) erase or otherwise destroy, prior to disposing of media, all portions of IDX Licensed Technology or the ChannelHealth Products contained on such media, and (iii) notify the other party promptly in writing upon any officer or director learning of any unauthorized disclosure or use of the IDX Licensed Technology or the ChannelHealth Products, and reasonably cooperate with the other party to cure any unauthorized disclosure or use of the IDX Licensed Technology or the ChannelHealth Products. IDX agrees that ChannelHealth's use and distribution of the IDX Licensed Technology pursuant to and in accordance with the terms of this Agreement shall not be a violation of this Section 10.1.

10.2 Non-Confidential Information. The term "Confidential Information" shall not include any information: (i) which at the time of disclosure or thereafter is generally available to or known by the public (other than as a result of a disclosure directly or indirectly by the receiving party); (ii) is independently developed by the receiving party, without reference to or use of, the Confidential Information of the other party; (iii) was known by the receiving party as of the time of disclosure without a breach of confidentiality; (iv) is lawfully learned from a third party not under obligation to the disclosing party; or (v) is required to be disclosed pursuant to a subpoena, court order or other legal process, whereupon the receiving party shall provide prompt written notice to the other party prior to such disclosure.

11.      GENERAL

11.1 Force Majeure. Except as expressly provided to the contrary in this Agreement, neither party shall be liable to the other for any delay or failure to perform due to causes beyond its reasonable control.
         Performance times shall be considered extended for a period of time equivalent to the time lost because of any such delay.

11.2 Non-revocation. The licenses, immunities, authorities and agreements set forth in Sections 2 and 4 hereof are not terminable, cancelable, or revocable.

11.3 Notices. Wherever under this Agreement one party is required or permitted to give notice to the other, such notice shall be deemed given when delivered in hand, when telecopied or faxed and receipt confirmed, when sent by overnight courier service to the address specified below, or when mailed by United States mail, registered or certified mail, return receipt requested, postage prepaid, and addressed as follows: Either party hereto may from time to time change its address for notification purposes by giving the other written notice of the new address and the date upon which it will become effective.

11.4 Governing Law. This Agreement shall be governed by, subject to, and interpreted in accordance with the laws of the State of New York, without regard to its conflicts of laws principles.

11.5 Severability. In the event any provision hereof shall be deemed invalid or unenforceable by any court or governmental agency, such provision shall be deemed severed from this Agreement and replaced by a valid provision which approximates as closely as possible the intent of the parties. All remaining provisions shall be afforded full force and effect.

11.6 No Waiver. No delay or omission by either party hereto to exercise any right or power hereunder shall impair such right or power or be construed to be a waiver thereof. A waiver by either of the parties hereto of any of the covenants to be performed by the other or any breach thereof shall not be construed to be a waiver of any succeeding breach thereof or of any other covenant herein contained.

11.7 Further Assurances and Documents. IDX and ChannelHealth shall take all actions and do all things, including without limitation the execution and delivery of instruments and documents, necessary to effectuate the purposes and intent of this Agreement.

11.8 Independent Contractor. In performance of this Agreement, each party is acting as an independent contractor. Personnel supplied by a party hereunder are not the other party's personnel or agents, and each party assumes full responsibility for their acts. Each party shall be solely responsible for the payment of compensation to its employees and subcontractors assigned to perform services hereunder, and such employees and subcontractors shall be informed that they are not entitled to the provision of any employee benefits of the other party. Neither party shall be responsible for payment of workers' compensation, disability benefits, unemployment insurance or for withholding income taxes and social security for any employee or subcontractor of the other.

11.9 Personnel Rules and Regulations. The personnel and subcontractors of each party hereto shall comply with the other party's security regulations particular to each work location, including any procedures which such party's personnel and other consultants are normally asked to follow. Personnel and subcontractors, when deemed appropriate by a party, shall be issued visitor identification cards. Each such card will be surrendered by such personnel and subcontractors upon demand of a party. Unless otherwise agreed to by the parties, the personnel and subcontractors of a party shall observe the working hours, working rules and holiday schedules of the other party while working on the other party's premises.

11.10 Assignment. This Agreement shall be binding upon the parties and their respective successors, representatives and permitted assigns. Neither party may assign this Agreement without the prior written consent of the other party, except that either party hereto may assign its rights hereunder to an Affiliate of such party and either party may, without the consent of the other party, assign and delegate this Agreement and its rights and obligations hereunder in connection with a merger, consolidation or sale of substantially all of its assets (which sale shall include the assignment and assumption of all rights and obligations under the Marketing Agreement); provided, however, that such assignee or transferee shall assume all obligations of the assigning or transferring party and any such assignment shall not relieve the assigning or transferring party of its obligations hereunder.

11.11 Availability of Records. IDX and ChannelHealth agree that the Secretary of the Department of Health and Human Services (the "Secretary") and the Comptroller General of the United States, or the designee or duly authorized representative of either of them, shall have access to all books and records of each party pertaining to the subject matter of this Agreement and the provisions of services under it, in accordance with the criteria presently or hereafter developed by the Department of Health and Human Services as provided in Section 952 of the Omnibus Reconciliation Act of 1980 (the "Act"). Upon request of the Secretary, the Comptroller General, or the designee or authorized representative of either of them, IDX and ChannelHealth shall make available (at reasonable times and places during normal business hours) this
         Agreement, and all books, documents and records of IDX and ChannelHealth that are necessary to verify the nature and extent of the costs of the services provided by IDX or ChannelHealth furnished in connection with this Agreement. Notwithstanding the foregoing provisions, the access to the books, records and documents of IDX and ChannelHealth and any related organization provided for herein shall be discontinued and become null and void upon a finding by a court or quasi-judicial body of competent jurisdiction that this Agreement is outside the scope of the regulatory or statutory definition of those contracts and agreements included within the purview of Section 952 of the Act or the rules and regulations promulgated thereunder.

11.12 Survival. Sections 1, 2, 3, 4, 5, 7, 8, 10 and 11 shall survive the termination of this Agreement.

11.13 Entire Agreement. Each party acknowledges that this Agreement, including the Schedules attached hereto and the documents incorporated by reference herein constitute the complete and exclusive statement of the terms and conditions between the parties, which supersedes all prior proposals, understandings and all other agreements, oral and written, between the parties relating to the subject matter of this Agreement. This Agreement may not be modified or altered except by a written instrument duly executed by both parties.

IN WITNESS WHEREOF, the parties hereto have signed this Agreement the date and year first written above by their fully authorized representatives.

IDX SYSTEMS CORPORATION                      CHANNELHEALTH INCORPORATED



By:/S/ ROBERT W. BAKER, JR.                 By:/S/ RICHARD E. TARRANT
_______________________________                ________________________________
   [Signature of Authorized Agent]              [Signature of Authorized Agent]

Print Name and Title:                           Print Name and Title:
Robert W. Baker, Jr.                            Richard E. Tarrant
Vice President                                  President

                                   Schedule 1

                                       To

                Cross License and Software Maintenance Agreement

                                  Definitions

"Administrative Service Agreement" means the administrative service agreement by
and  between   ChannelHealth  and  IDX  executed  or  intended  to  be  executed concurrently with the License Agreement and the Marketing Agreement.

"Affiliate" means, with respect to any specified Person, any other Person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with, such specified Person.

"Agreement" means this Agreement, including all schedules, exhibits another items attached hereto and incorporated by reference herein.

"ChannelHealth Customer" means any Person that has entered into a written agreement with pursuant to which ChannelHealth provides any ChannelHealth Products, all Affiliates of such Person, and all Persons receiving the benefit of any ChannelHealth Products by or through such Person or Affiliates of such Person.

"ChannelHealth Division Works" means all (i) computer software and (ii) computerized or automated products, services, processes, systems, and methods of any kind or nature developed or in the processes of development by IDX's ChannelHealth Division prior to the Effective Date.

"ChannelHealth Licensed Technology" means (i) the object and Source Code for the ChannelHealth Products, (ii) ChannelHealth Updates, (iii) the standard, published editions of textual and graphical works, in whatever form, intended to instruct users in the use of ChannelHealth Products, and published by ChannelHealth from time to time during the ChannelHealth Support Term, and (iv) the intellectual property rights of ChannelHealth, including without limitation patent rights, copyrights, embodied or contained in the items named in clauses
(i) through (iii).

"ChannelHealth Maintenance" means services to correct errors found in the ChannelHealth Products and delivered during the ChannelHealth Support Term.

"ChannelHealth Products" means all products and services offered by ChannelHealth from time to time during the term of this Agreement, whether or not described in the License Agreement or the Marketing Agreement, including without limitation all (i) computer software and (ii) computerized or automated products, services, processes, systems, and methods of any kind or nature.

"ChannelHealth Support Term" means the period commencing with the Effective Date and ending on the expiration of the Initial Term of the Marketing Agreement or later if renewed as set forth in this Agreement.

"ChannelHealth Updates" means all additions, corrections, and modifications to the ChannelHealth Products provided as part of ChannelHealth Maintenance and all standard new releases, new versions, and updates to the ChannelHealth Products delivered by ChannelHealth to its customers generally as part of the ChannelHealth Products during the ChannelHealth Support Term.

"Clinical Management Suite" or "CMS" means the product currently marketed by IDX under the trademark of "CMS" or "Clinical Management Suite," Including its predecessor product known as "CRS."

"ConnectR" means the product currently marketed by IDX under the trademark "ConnectR."

"Core Application" means any software application expressly designed to automate the business processes of physician billing, physician scheduling, managed care contract administration, hospital clinical practice, hospital patient administration, or hospital billing, including by way of example and not in limitation, as embodied in the products currently marketed by IDX under the trademarks "IDXtendR," "IDXSite" and "LastWord."

"Direct Competitor of IDX" means any Person that develops or markets any Core Application.

"Distribution Partner" means any Person that has the right to distribute, resell, sublicense, license, sell or otherwise provide a party's products or services, including by way of example and not in limitation, any reseller, distributor, licensee, customer, contractor, service provider, outsourcing vendor or other information technology company.

"Effective Date" means January 1, 2000

"Enterprise Index" means the product currently marketed by IDX under the trademark of "Enterprise Index."

"IDX Customer" means any Person that has entered into a written agreement with IDX pursuant to which IDX provides any of its Core Products, all Affiliates of such Person, and all Persons receiving the benefit of any of IDX's Core Products by or through such Person or Affiliates of such Person. IDX will provide to ChannelHealth a list of customers and update it from time to time.

"IDX Database Information" means information concerning the file structure or definition of any IDX Products that would be necessary or useful in using Integration Methods.

"IDX Licensed Technology" means (i) the IDX Software, including the object and Source Code therefor, as of the Effective Date, (ii) the object and Source Code for the ChannelHealth Division Works as of the Effective Date, (iii) IDX Software Updates, (iv) Integration Methods as of the Effective Date, and (v) the intellectual property rights of IDX, including without limitation patent rights, copyrights, and trade secrets embodied or contained in the items named in clauses (i) through (iv).

"IDX Names and Marks" means trade names, trademarks, service names and service marks used by IDX in marketing any of its products and services.

"IDX Products" means all products and services offered by IDX from time to time during the term of this Agreement, whether or not described in the License Agreement or the Marketing Agreement, including without limitation all (i) computer software and (ii) computerized or automated products, services, processes, systems, and methods of any kind or nature. "IDX Software" means (i) the Web FrameWork, (ii) ConnectR, (iii) OutReach, (v) CMS, (v) Enterprise Index, and (vi) the standard, published editions of textual and graphical works, in whatever form, intended to instruct users in the use of the software products named in clauses (i) through (vi) and published by IDX from time to time during the IDX Support Term.

"IDX Software" means (i) the Web FrameWork, (ii) ConnectR, (iii) OutReach, (iv) CMS, (v) Enterprise Index, and (vi) the standard, published editions of textual and graphical works, in whatever form, intended to instruct users in the use of the software products named in clauses (i) through (vi) and published by IDX from time to time during the IDX Support Term.

"IDX Software Maintenance" means services to correct errors found in the IDX Software, except CMS and OutReach, and delivered during the IDX Support Term as set forth in this Agreement.

"IDX Software Updates" means all additions, corrections, and modifications to the IDX Software provided as part of IDX Software Maintenance and all standard new releases, new versions, and updates to the IDX Software delivered by IDX to its customers generally as part of the IDX Software during the IDX Support Term. IDX Software Updates include New Enabling Technologies only to the extent necessary to achieve compatibility between IDX Products and ChannelHealth Products.

"IDX Support Term" means the period commencing with the Effective Date and ending on the expiration of the Initial Term of the Marketing Agreement or later if renewed as set forth in this Agreement.

"Initial  Term"  means a period of five (5) years  commencing  on the  Effective
Date.

"Integration Method" means any method using any programmatic or computerized means, such as a program or data interface (including without limitation OutReach and ConnectR), for extracting or adding to any databases included in any IDX Product or exchanging any data between any IDX Product and any ChannelHealth Product.

"License Agreement" means the license agreement by and between ChannelHealth and IDX executed or intended to be executed concurrently with the Marketing Agreement and the Administrative Service Agreement.

"Marketing Agreement" means the marketing, development, and support agreement by and between IDX and ChannelHealth executed or intended to be executed
concurrently  with  the  License  Agreement  and  the  Administrative   Services
Agreement.

"Merge" means the process of merging all or a portion of existing software or documentation into other software or documentation or adding to existing software or documentation so that the resulting software or documentation contains functionality that is substantially more or different from that of the existing software or documentation. For purposes of illustration, the IDX
Software shall be deemed to have been Merged into the ChannelHealth Division Works.

"New Enabling Technologies" means tools and other means for building products and integration methods (similar to the Integration Methods) developed by IDX and incorporated by IDX into IDX Software Updates after the Effective Date. Examples of New Enabling Technologies that may at IDX's election be embodied in IDX Software Updates are the items currently referred to by IDX as "IDX Objects," "IDXml," and "Tabasco."

"OutReach" means the product currently marketed by IDX under the trademark "OutReach."

"Person" means any individual, partnership, firm, corporation, association, trust, limited liability company, limited liability partnership, unincorporated organization or other entity, as well as any syndicate or group that would be deemed to be a person under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

"Regulatory Requirements" means all Federal and state laws and regulatory requirements applicable to the use by IDX, IDX Customers, ChannelHealth, and ChannelHealth Customers of the ChannelHealth Products from time to time during the term of this Agreement, including without limitation those applicable to billing and claims submittal, managed care, prescriptions, EDI transactions, data transmission, security and privacy, and program requirements generally applicable to healthcare organizations, such as those involving accreditation.

"Source Code" means the human readable programming statements comprising software, together with such available programmer notes, specifications, schematics, file definitions (including without limitation IDX Database Information) and other documentation that would be necessary for a programmer of ordinary skill to understand, use and Merge the IDX Software.

"Territory"  means (a) the United States and its territories and military bases;
(b) Canada; (c) Mexico; and (d) any additional countries (each, an "Additional Country") included in the Territory as provided in herein.

"Web FrameWork" means the product currently marketed by IDX under the trademark "IDX Web FrameWork".

        Schedule 3.3 to Cross License and Software Maintenance Agreement

On June 11, 1999, a lawsuit was served on the IDX. The lawsuit was brought in the United States District Court for the Northern District of Texas Forth Worth Division and is entitled Allcare Health Management System, Inc. v. Cerner Corporation, et al., and claims damages against the IDX for patent infringement allegedly caused by the sale, marketing, practice and use of products, systems, and services of IDX, including the IDX Licensed Technology. Copies of the lawsuit have been provided to ChannelHealth.

        Exhibit 2.4.2 to Cross License and Software Maintenance Agreement

                             CONFIRMATORY ASSIGNMENT

         For good and valuable consideration, receipt of which is hereby acknowledged, the below-named Assignor has assigned and does hereby assign and transfer to [IDX SYSTEMS CORPORATION] [CHANNELHEALTH INCORPORATED], a _____ corporation with offices at __________________ ("Assignee", herein), Assignor's entire right, title and interest in and to any and all Proprietary Information in that certain software products known as _____________________, and any and all modules, portions, or other works contained therein or related thereto (the "Work").

For purposes herein, "Proprietary Information" includes without limitation inventions, discoveries, improvements, works of authorship, formulas, processes, compositions of matter, computer programs, code, databases, mask works, trade secrets, designs, notes, drawings, marketing plans, product plans, business strategies, financial information, forecasts, copyrights, patent rights, Moral Rights, other intellectual property rights, and the right to bring suit thereunder. For purposes herein, the term "Moral Rights" includes, without limitation, the right to be known as the author, the right to object to any alterations to a work, the right to prevent others from being named as the author of a work, the right to prevent others from falsely attributing to one the authorship of work that one has not in fact written, the right to prevent others from making deforming changes in a work, the right to withdraw a published work from distribution if it no longer represents the views of the author, and the right to prevent others from distribution if it no longer represents the views of the author, and the right to prevent others from using a work or the author's name in such a way as to reflect on the author's professional standing. Assignor furthermore waives and agrees never to assert any Moral Rights Assignor may have in the Work.

Assignor agrees that on request and without further consideration, but at the expense of Assignee, Assignor will communicate to the Assignee or its representatives or nominees any facts known to the Assignor respecting said Proprietary Information, and will testify in any legal proceeding, sign all lawful papers, execute all applications and confirmations, make all rightful oaths and generally do everything possible to aid the Assignee, its successors, assigns and nominees to obtain, maintain, perfect, and enforce rights in the Proprietary Information.

         Signed and sealed this ____ day of _________________, 2000.

Print or type Assignor's name and address:
                                              SIGNATURE (NOTARIZED)

____________________________                  By ______________________________
___________________________                      If Assignor is an entity other
                                                 than an individual,
____________________________________             provide name and title of
                                                 person signing:
____________________________________          NAME: ___________________________
____________________________________          TITLE: __________________________


STATE OF ______________________________
COUNTY OF ____________________________

         On this _________ day of _________, 1994, before me personally appeared __________________________ personally know to me proved to me on the basis of satisfactory evidence to be the person whose name is subscribed to the within the instrument, and acknowledged to me that he executed the same of his own free will for the purposes therein set forth.

Notary Public
(Notary's Seal)

                                    EXHIBIT F

                             IDX SYSTEMS CORPORATION

                        ADMINISTRATIVE SERVICES AGREEMENT

                                      WITH

                           CHANNELHEALTH INCORPORATED

     This Administrative Services Agreement is made as of the 1st day of October, 1999, by and between IDX Systems Corporation ("IDX"), a Vermont corporation with a principal place of business at 1400 Shelburne Road, South Burlington, VT 05403, and Channelhealth Incorporated ("CHI"), a Delaware corporation with a principal place of business at 25 Green Mountain Drive, South Burlington, VT 05403.

                                  INTRODUCTION

     IDX is engaged in the business of developing and distributing healthcare products and services. CHI is a subsidiary of IDX. Pursuant to this Agreement, IDX shall provide, and CHI shall pay IDX for, certain administrative and corporate services.

I.       SERVICES TO BE PERFORMED

         As requested from time to time by CHI, IDX shall perform the following services:

         A.       PURCHASING

                  1. IDX shall act as a purchasing agent for CHI, and shall have express authority to purchase materials, equipment, and supplies, to engage vendors, and to procure or contract for all other items and services that are routinely utilized in the ordinary course of CHI's business.

              2. IDX shall tender payment directly to any vendor from which it purchases goods or services on behalf of CHI, and such amounts, together with the cost of providing such purchasing services shall be included in calculating the Service Charge under the Price and Payment terms of this Agreement.

                  3. IDX shall be primarily responsible for satisfying purchase prices as between IDX and vendors, but CHI shall be liable to IDX for the amount tendered by IDX for any goods or services purchased on behalf of CHI, whether or not such goods or services are ultimately utilized by CHI.

         B.       ACCOUNTING SERVICES

              IDX shall perform the following financial and accounting services:

                  Such financial planning, reporting and analysis, billing and accounts receivable, accounts payable and expense report processing, payroll, sales tax processing, contract management and revenue recognition, audit assistance and financial systems support services as requested by CHI.

         C.       CASH MANAGEMENT SERVICES

              1. IDX shall maintain a central concentration account through which all of CHI's funds will flow and all of CHI's receivables and payables of any kind shall be collected or tendered by IDX on CHI's behalf and according to CHI's requests. All such collections or payments shall be recorded as journal entries in accordance with generally accepted accounting principles. IDX shall notify CHI in writing upon closing any account used or established under this Agreement.

              2. IDX shall open any other account, including, without limitation, a payroll, petty cash, or zero balance account upon CHI's request. Any additional accounts opened by IDX shall receive deposits consisting only of funds, which have cleared the central concentration account.

              3. IDX shall provide monthly financial statements to CHI for each account under management.

              4. IDX shall perform the following additional cash management services:

                  a. Reconcile all bank accounts used to carry out cash management functions for CHI.

                  b. Provide CHI with cash flow projections upon reasonable request.

                  c. Subject to the prior approval of CHI, make certain investments for CHI.

                  d. Maintain the general ledger accounts of all bank accounts under management.

                  e.       Perform such other cash management services upon
                            which the parties may from time to time agree.

         D.       MIS SERVICES

              IDX shall provide such MIS Services as requested by CHI, including without limitation, the procurement and provision of telecommunications services, internet services, computer network and hardware equipment and maintenance, and information systems support.

         E.       PROPERTY MANAGEMENT SERVICES

              IDX shall provide property management and maintenance, cleaning and janitorial services and such other facilities services as requested by CHI.

         F.       HUMAN RESOURCES MANAGEMENT

               IDX shall provide such human resources  management services as
         requested by CHI,  including  without  limitation,   employee  benefits
         management, assistance with the development of employment practices and policies, and such other human resources functions as requested by CHI.

         G.       LEGAL SERVICES

              Attorneys employed by IDX shall provide such legal services as requested by CHI, including without limitation, the provision of legal services directly to CHI and the engagement and oversight of outside counsel for CHI.

II.      PROVISIONS GOVERNING PERFORMANCE OF SERVICES

         The  following   terms  and   conditions   shall  govern  the  parties'
performance of services:

         A. IDX shall exercise due care in the performance of all services, and meet any applicable federal, state, or local legal requirements or professional, or industry standards.

         B. IDX shall coordinate and consult with the appropriate employees of CHI from time to time, and establish periodic evaluations of the services it provides to CHI.

         C. IDX shall provide all necessary professional and administrative personnel and all facilities needed to perform the services for CHI.

         D. IDX shall permit the independent auditors of CHI to have access to its pertinent books and records to verify the accuracy of the service charges under this agreement.

         E. Notwithstanding the foregoing, unless granted express, written authorization from CHI, IDX is not granted the power to:

              1.  Borrow or lend money on behalf of CHI.

              2.  Incur debt, other than common bank charges, on behalf of CHI.

              3.  Invest the cash under management.
              4. Engage in any activity that would compromise the fiscal health or integrity of CHI, or that would fall outside the scope of IDX's cash management responsibilities.

         F. IDX shall not be liable for any failure or omission in the performance of its duties or services resulting in any obligation or liability related thereto except in the event of fraud, reckless misconduct, willful disregard for CHI's interests, or any deliberate act or omission leading to such obligation or loss.

         G. The foregoing services to be performed by IDX shall be at arm's-length, and the legal relationship of IDX to CHI shall be that of an independent contractor. CHI and IDX shall maintain separate records at all times, and in such a manner as to confirm that the parties hereunder are separate legal entities with independent rights and obligations.

         H. CHI shall provide IDX access to any records or other information necessary to provide the services under this Agreement. Such information shall be considered confidential unless otherwise stated.

III.     RIGHT TO USE OFFICE SPACE

         IDX grants CHI a license to use office space, as designated from time to time by mutual agreement of IDX and CHI, at one or more of IDX's offices; provided that IDX and CHI shall enter into a formal license agreement on or before February 15, 2000.

V.       PRICE AND PAYMENT TERMS

         A. The service charges for services performed for CHI by IDX and the charges for CHI's license to use office space of IDX shall be equal to actual costs incurred by IDX, and allocated to CHI in the same manner that IDX allocates costs among its business units, plus, for costs after January 1, 2000, a reasonable mark-up (in the aggregate, the "Service Charges").

         B. The Service Charges may be reviewed and adjusted from time to time by mutual agreement of IDX and CHI and at least annually prior to November 30 of each year. If IDX and CHI fail to agree to the adjustment to the Service Charges prior to November 30, the Service Charges for the following year shall automatically increase by a percentage equal to the overall percentage of increase of IDX's compensation budget for the next year.

         C. IDX shall invoice CHI for the Service Charges on a quarterly basis. CHI agrees to pay each invoice in full within thirty days of issue.

         D. Any unpaid balances between CHI and IDX under this Agreement outstanding for more than thirty (30) days will accrue interest at a rate of 9%.

VI.      RECORDS

         A. IDX shall maintain, in accordance with generally accepted accounting principles and practices, such records as may be necessary to adequately reflect the accuracy of the Service Charges under this Agreement. IDX will make and maintain such other and additional records as CHI may from time to time reasonably require in connection with this Agreement.

         B. Each of the parties shall adopt separate records of account and such other methodologies as their auditors and accountants may deem reasonable and appropriate pertaining to all expenses, cots, and fees earned and incurred hereunder.

         C. Upon prior reasonable notice, IDX will permit CHI or its independent auditors access to IDX's premises and pertinent books and records during normal business hours to verify the accuracy of the records which support the Service Charges imposed under this Agreement.

VII.     TERM AND TERMINATION

         The initial term of this Agreement shall be for fifteen (15) months commencing on October 1, 1999, and terminating on December 31, 2000, provided however, that the Agreement shall automatically renew for successive one (1) year terms, unless terminated by either party by written notice delivered prior to August 30 of the previous year.

VIII.    MISCELLANEOUS

         A.       SURVIVAL

              This Agreement shall continue in force and existence after the merger, restructuring, name change, transfer, sale, assignment, conveyance, or other reorganization of either party. The successors, assigns, or transferees of either party shall succeed to all rights and obligations of the assigning or transferring party.

         B.       FORCE MAJEURE

              Except as expressly provided in this Agreement, neither party to this Agreement shall be liable to the other party for any failure to perform, or any delay in the performance of, any obligation under this Agreement, if such failure or delay is caused by circumstances beyond the control of that party. For purposes of interpreting this provision, "circumstances beyond the control" shall include, without limitation, any act of God, war, sabotage, embargo, accident, labor strike, lockout, fire, flood, casualty, earthquake, governmental action, riot, war or revolution. The party experiencing circumstances beyond its control shall immediately notify the other party of the existence of such circumstances. The party experiencing circumstances beyond its control shall use every reasonable effort to mitigate the effects of such circumstances as soon as possible.

         C.       CONFIDENTIALITY

              1. In connection with the performance by IDX of the provisions of this Agreement, CHI has agreed to provide IDX with the necessary information and data relating to the administrative services (hereinafter "Confidential Information"). In addition, IDX may provide CHI with IDX's Confidential Information. In connection with the foregoing, IDX and CHI each agree to treat all Confidential Information received from the other as follows:

                  a. Each party recognizes and acknowledges that the Confidential Information is disclosed in confidence solely in connection with this Agreement.

                  b. Each party  agrees  that it  (including  its  shareholders, directors, officers, employees, and agents) (i) will not disclose to any third party any of the Confidential Information, except to the extent required by law, without the disclosing party's prior written consent, (ii) will limit the availability of the Confidential Information to those of its respective shareholders, directors, officers, employees, and agents who need to know such Confidential Information, and (iii) will not use any of the Confidential Information for any purpose other than the foregoing.

                  c. The term  "Confidential  Information"  does not include any information which (i) at the time of disclosure or thereafter is generally available to the public other than as a result of a disclosure by the receiving party, (ii) was within the receiving party's possession prior to its being furnished pursuant hereto, provided that the source of such information as not known by the receiving party to be bound by a confidentiality agreement with, or other contractual, legal, or fiduciary obligation of confidentially with respect to such information, (iii) becomes available to the receiving party on a non-confidential basis from a source other than the disclosing party, or (iv) has been independently acquired or developed by the receiving party without violating any provision hereunder.

              d. Upon the termination of this Agreement for any reason, upon the request of the disclosing party, all Confidential Information heretofore or hereafter received or obtained by the receiving party from the disclosing party shall be promptly returned to the disclosing party, and any analyses or other documents prepared by or for the receiving party which incorporate any part of the Confidential Information, and all copies, summaries, and notes shall be promptly destroyed.

         D.       ASSIGNMENT AND DELEGATION

         Neither party to this Agreement shall in any way assign, delegate or otherwise dispose of this Agreement or any of the rights, privileges, duties or obligations granted or imposed upon it under this Agreement without the prior written consent of the other party. No such consent shall be required, however, to assign, delegate, or otherwise dispose of any rights or obligations under this Agreement if made to a wholly-owned subsidiary of IDX. Any assignment, delegation or disposal, in whole or in part, of this Agreement without requisite consent will be void and have no effect, but such consent shall not be unreasonably withheld.

         E.       EFFECT ON OTHER AGREEMENTS

         Nothing contained herein shall create any legal liability or obligation on the part of either party to this Agreement for any third party contracts, agreements, obligations, or liabilities of the other party, unless a party to this Agreement expressly assumes such liability or obligation in a signed writing.

         F.       APPLICABLE LAW

         This agreement shall be governed by the laws of the State of Vermont and may not be amended or modified except by an instrument in writing signed by both parties.

         G.       ENTIRE AGREEMENT

         This Agreement shall constitute the entire agreement between the parties, and supersedes and cancels all previous negotiations or understandings between the parties on the subject matter hereof except as expressly provided herein. No conditions, use of trade, course of dealing, understanding or agreement purporting to vary, explain or supplement the terms of this Agreement shall be binding unless hereafter made in writing and signed by CHI and IDX. No modification may be effected by the acknowledgment or acceptance of any purchase order or shipping forms containing terms at variance with those set forth herein. Waiver by either party of any term, provision, or condition of this Agreement shall not be construed to be a waiver of any other term, provision, or condition nor shall such waiver be deemed a waiver of any subsequent term of the same provision.

     [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

IDX Systems Corporation                     Channelhealth Incorporated

By:/S/ ROBERT W. BAKER, JR.                 By:/S/ RICHARD E. TARRANT
   _______________________________             ________________________________

Title: Vice President                       Title: President

Date:_____________________________          Date: :____________________________

                                    EXHIBIT G

                  Marketing, Development and Service Agreement

                  MARKETING, DEVELOPMENT AND SERVICE AGREEMENT

     THIS AGREEMENT (this "Agreement") is made and entered into as of January 1, 2000 by and between CHANNELHEALTH INCORPORATED, a Delaware corporation ("CHI" or "ChannelHealth") and IDX SYSTEMS CORPORATION, a Vermont corporation ("IDX").

     WHEREAS, concurrently herewith ChannelHealth and IDX have entered into a written agreement entitled "Cross License and Software Maintenance Agreement" (the "License Agreement"), pursuant to which IDX and ChannelHealth have agreed to certain licensing and support transactions and terms; and

     WHEREAS, the obligations of this Marketing Agreement with respect to development and support of enhanced and improved technology and resulting products and services shall be in addition to the obligations to license and support such technology, products and services set forth in the License Agreement.

     WHEREAS, concurrently herewith ChannelHealth and IDX have entered into a written agreement entitled "Administrative Service Agreement" (the "Administrative Service Agreement"), pursuant to which IDX and ChannelHealth have agreed to certain services to be provided by IDX to ChannelHealth; and

     WHEREAS, the execution and delivery of this Agreement by ChannelHealth and IDX are conditioned upon the execution and delivery by IDX and ChannelHealth of the Administrative Service Agreement and the License Agreement.

     NOW, THEREFORE, in consideration of the premises, the mutual covenants and agreements hereinafter set forth, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1. DEFINITIONS

The capitalized terms used in this Agreement shall have the meanings ascribed to them on Schedule 1 attached hereto.

2. DEVELOPMENT AND INSTALLATION SERVICES

The parties shall cooperate with respect to, and coordinate, their respective product development processes for the purpose of creating and maintaining functional integration and data exchange between the ChannelHealth Products and the IDX Products. In addition, the parties shall continue to cooperate with respect to, and coordinate, such processes for the purpose of developing additional functional integration and data exchange among other IDX Products and other ChannelHealth Products for the purpose of creating work flows and processes that benefit IDX Customers in general. The parties shall cultivate business processes designed to maximize cooperation and coordination of development activities for such purpose. In addition, the parties agree to the following:

2.1 Product Development in General. The following obligations shall be in effect during the Initial Term of this Agreement.

     2.1.1 Development Plans. ChannelHealth and IDX shall regularly create and update written development plans for their respective products and services and deliver them regularly to each other. IDX and ChannelHealth shall regularly solicit suggestions and specifications for improvement of their respective products and services based on the needs and requirements of IDX Customers and ChannelHealth Customers.

     2.1.2 Technologies and Architectures. All ChannelHealth Products to be sold to IDX Customers shall conform to and incorporate all of the technical, architectural, communication, design and programming standards employed by IDX and embodied in IDX Products from time to time, including without limitation the technical standards, protocols, conventions and platforms incorporated in the IDX Web FrameWork. IDX shall regularly keep ChannelHealth informed of such standards.

     2.1.3 Database. ChannelHealth shall not create the capability in its products and services or permit the use of its products and services to write to any IDX databases except in conformance with written standards and procedures approved by IDX in advance. IDX shall regularly keep ChannelHealth informed of such standards and procedures. The database update approach employed by OutReach shall not be considered a standard for updating IDX databases.

     2.1.4 Market Requirements. ChannelHealth shall regularly develop updates and enhancements of ChannelHealth Products to timely address the needs and requirements of IDX Customers in general, as may change from time to time, including without limitation Regulatory Requirements, as determined by IDX and ChannelHealth jointly.

     2.1.5 Early Releases. IDX and ChannelHealth shall cooperate in the development of ChannelHealth Updates and shall deliver to each other for testing purposes one copy of the earliest test releases of both the Source Code and object code versions of all software updates described in Section 2.1.4 prior to delivery to any other customers or distribution partners and one complete copy of the general releases of Source Code and object code for all Updates prior to delivery to any of their respective customers.

     2.1.6 Synchronization. ChannelHealth shall keep its products compatible with new versions and updates of IDX products as and when such versions and updates are released.

2.2  Enhancement of ChannelHealth Division Works.

     2.2.1    Enhancement of ChannelHealth  Division Works.  ChannelHealth shall
              make   appropriate   investments   to  enhance   and  improve  the
              ChannelHealth Division Works and other ChannelHealth Products.

     2.2.2    Participation  in  Development  and Testing.  IDX shall have first
              priority  to  participate  in  development   and  testing  of  the
              ChannelHealth Products and all enhancements and updates thereto.

2.3 Installation Services. On a time and materials basis, ChannelHealth shall provide at IDX's option either as a contractor to IDX or directly to IDX

     Customers, services necessary to install ChannelHealth Products as more particularly described below:

2.4 Customer Support Services. ChannelHealth shall provide at IDX's option either as a contractor to IDX or directly to IDX Customers, customer support services for ChannelHealth Products as more particularly described below:

     2.4.1 CMS. ChannelHealth shall provide support for all existing CMS customers of IDX in a manner consistent with support provided by IDX to its customers generally and to the level necessary to fulfill all existing support and development commitments of IDX to its customers for CMS. As the sole compensation to ChannelHealth for such services, IDX shall pay to ChannelHealth all support fees for CMS it receives from such customers.

     2.4.2 Other Products. At its own expense and cost, ChannelHealth shall provide ChannelHealth Maintenance and ChannelHealth
              Updates for all IDX customers of ChannelHealth Products.

2.5 Service Quality. All services provided by ChannelHealth under this agreement shall be performed in a good and workmanlike manner and consistent with high standards generally applicable in the healthcare clinical information systems industry and consistent with the support standards maintained by the IDX business unit most closely associated with the IDX Customer using the affiliated ChannelHealth Products.

2.6 Ownership. Ownership of software developments shall be governed by the License Agreement.

3.   MARKETING

Unless a longer term is expressly provided in this Agreement, during the Initial Term and any renewal term of this Agreement, the parties shall closely align their marketing processes for the purpose of rapidly distributing ChannelHealth Products to IDX Customers and shall cultivate business processes to maximize cooperation and coordination of marketing activities. In addition, the parties agree to the following:

3.1 Business Plan. IDX and ChannelHealth shall mutually create and agree to a business plan for sales of ChannelHealth Products by IDX.

3.2 Exclusive Marketing Rights. During the Initial Term of this Agreement and any renewal term of this Agreement:

     3.2.1 IDX shall have the exclusive right to market, sell, license and otherwise distribute the ChannelHealth Products to IDX Customers.

     3.2.2 ChannelHealth shall not license or authorize any vendor of any Core Application to market, sell, license, or otherwise distribute any ChannelHealth Products.

     3.2.3 Unless IDX has provided prior written authorization, ChannelHealth shall not market any ChannelHealth Products to any IDX Customers, and ChannelHealth shall not make any sales of any ChannelHealth Products to any IDX Customers.

     3.2.4    ChannelHealth shall not become a Direct Competitor of IDX.

     3.2.5 Except as set forth in Sections 3.2.6, 3.2.7 and 3.2.8, IDX shall not market any products or services of any third party that are similar to ChannelHealth Products.

     3.2.6 IDX may cooperate with any vendor of products and services similar to the ChannelHealth Products to provide products and services of such vendor to a particular IDX Customer if such IDX Customer expresses a preference for such other products or services.

     3.2.7 ChannelHealth shall have no right to limit or prevent IDX in any way from entering into and carrying out a cooperative development or marketing relationship with any vendor of products or services similar to ChannelHealth Products, including without limitation a distribution, co-marketing or resale relationship, if such similar products or services are, in IDX's reasonable good faith determination, not competitive in functionality, technology, or price.

     3.2.8 ChannelHealth shall have no right to limit or prevent IDX in any way from entering into and carrying out a cooperative marketing relationship with any vendor or supplier of products or services, including without limitation a distribution, co-marketing or resale relationship, to the extent that such vendor or supplier markets products or services that are not similar to ChannelHealth Products or services pursuant to such relationship.

     3.2.9 The sole and exclusive remedy for breach by IDX of any of the provisions of this Section 3.2 shall be that Section 3.2.3 shall, upon written notice from ChannelHealth to IDX, cease to be of any force and effect.

3.3  Nonexclusive Marketing Rights.

     3.3.1 Notwithstanding any termination or non-renewal of this Agreement, including without limitation any termination under Section 4 of this Agreement, for so long as ChannelHealth shall offer for sale, license, resale, relicense, or other distribution any ChannelHealth Products, or any derivatives, enhancements, or improvements thereof, or ChannelHealth shall offer to support or maintain any ChannelHealth Products, or any derivatives, enhancements, or improvements thereto, IDX shall be entitled to distribute such ChannelHealth Products, derivatives, enhancements, and improvements,and the support or maintenance services with respect thereto, upon the best terms and conditions offered by ChannelHealth which, if ChannelHealth has no other distributor, shall be equal to the retail price less a commercially reasonable discount.

     3.3.2 If ChannelHealth shall at any time offer prices or terms for sale, resale, license or other distribution, or the support or maintenance of, any ChannelHealth Products or any derivatives, enhancements, or improvements that are more favorable than the prices or terms set forth in this Agreement or otherwise offered to IDX, then ChannelHealth must, within thirty (30) days of such agreement provide IDX with notice of such offer, terms and prices. Regardless of whether such notice is provided, IDX shall automatically become entitled to such more favorable prices and terms without further response from IDX, and IDX may elect to obtain a refund of any corresponding consideration paid by IDX to ChannelHealth or received by ChannelHealth on account of distribution of any affected ChannelHealth Products, derivatives, enhancements, or improvements.

3.4 Marketing Responsibilities of ChannelHealth. ChannelHealth shall market the ChannelHealth Products as described in the Marketing Plan and shall provide additional services to support IDX's marketing of ChannelHealth Products to IDX Customers as set forth below:

     3.4.1 At its own expense, ChannelHealth shall develop and produce product marketing documentation and collateral similar in kind and quality to that provided by IDX to IDX Customers and prospects from time to time with respect to IDX Products and Services. ChannelHealth shall deliver such documentation and collateral in quantities and at the times and places reasonably specified by IDX. Such documentation shall be targeted to IDX Customers and IDX shall have the right to reasonably approve the design and specifications thereof.

     3.4.2 ChannelHealth shall maintain a qualified sales and marketing support staff in numbers reasonably sufficient to support IDX sales activities.

     3.4.3 ChannelHealth shall provide training to the IDX sales staff in the ChannelHealth Products and ChannelHealth's business strategy.

     3.4.4 ChannelHealth shall develop sales tools such as demonstration systems for use by IDX sales staff.

     3.4.5 ChannelHealth shall appropriately compensate and incent its sales personnel to assist IDX in selling ChannelHealth Products.

     3.4.6 ChannelHealth shall provide sales support services with respect to the ChannelHealth Products as generally and customarily employed by IDX in support of sales of its products, including without limitation assisting in making sales calls, providing product demonstrations, facilitating site visits and responding to inquiries from prospects and customers, such as requests for proposal, requests for information and requests for quotations.

3.5 Marketing Responsibilities of IDX. IDX shall market the ChannelHealth Products and shall have the responsibilities as set forth below:

     3.5.1 IDX shall educate and train its sales and sales support personnel so as to be able to present the ChannelHealth Products to IDX
              Customers and prospects as necessary to appropriately commercialize the ChannelHealth Products.

     3.5.2 IDX shall appropriately compensate and incent its sales personnel to sell ChannelHealth Products.

     3.5.3    IDX shall provide ChannelHealth with current sales projections.

     3.5.4 IDX shall include appropriate descriptions of ChannelHealth Products and its business strategy in sales proposals for new business as necessary to appropriately commercialize the ChannelHealth Products.

     3.5.5    IDX  shall  respond  to  requests  for  information,   quotations,
              proposals and the like for ChannelHealth Products as necessary to appropriately commercialize the ChannelHealth Products.

3.6  Use of IDX Name.

     3.6.1 For a period of two years, ChannelHealth may indicate that IDX Licensed Technology is included in CMS.

     3.6.2 ChannelHealth may use the trademark "IDX" and the trademarks of IDX pertaining to IDX Products in connection with customer communications pertaining to the co-marketing relationship between IDX and ChannelHealth as defined in this Agreement and pursuant to IDX's reasonable branding standards in effect from time to time.

3.7 Marketing and Administrative Responsibilities of IDX. IDX shall have the authority to market and sell ChannelHealth Products pursuant to IDX's own terms and conditions and shall also have the authority as ChannelHealth's agent to collect the sales price for all ChannelHealth Products marketed by IDX. In addition, IDX shall have authority as ChannelHealth's agent to bind ChannelHealth to perform for IDX Customers all of ChannelHealth' standard sales terms and conditions. ChannelHealth shall confirm such authority to any IDX Customer or prospective customer on request of IDX.

4.   COMPENSATION

4.1 Compensation; Payment. IDX shall be entitled to reasonable and fair compensation for its sales and marketing services provided under this Agreement. IDX shall remit to ChannelHealth the full amount received from the IDX Customer, and ChannelHealth shall pay to IDX sales compensation including minimum compensation payable at least quarterly. The minimum compensation shall cover all of IDX's sales expenses attributable to marketing ChannelHealth Products during the first two years of the Initial Term.

4.2 Failure to Agree on Compensation. IDX and ChannelHealth intend that the compensation of IDX for the distribution of ChannelHealth Products under this Agreement shall reflect, insofar as feasible, fair market value for the services provided by IDX from time to time. At any time and from time to time after the expiration of six (6) months from the Effective Date, but not more frequently than one (1) time during any six (6) month period, IDX or ChannelHealth may by written request demand determination of IDX's compensation under this Agreement, whether in the form of a percentage rate or otherwise, and IDX and ChannelHealth shall promptly negotiate in good faith compensation for the services of IDX under this Agreement. If IDX and ChannelHealth are unable or unwilling to agree to new compensation within sixty (60) days after written demand for negotiation, then IDX or ChannelHealth may submit the issue of fair market compensation for final determination by any public accounting firm with a national practice that may be selected mutually by IDX and ChannelHealth (the "Accountant"). The parties shall cooperate at their own expense with the Accountant so as to facilitate a prompt determination by the Accountant within twenty (20) days of the date of appointment of the Accountant. The determination of the

     Accountant as to the fair market compensation for the services of IDX under this Agreement shall be final. Upon such determination, the compensation of IDX shall be the discount rate or other compensation for the sales services of IDX under this Agreement until or unless such compensation may be further renegotiated or changed as set forth in this Agreement.

5.  TERM AND TERMINATION

5.1 Term. Upon the expiration of the Initial Term, this Agreement shall automatically renew for additional, successive one (1) year terms unless terminated earlier or either IDX or ChannelHealth elects not to renew this Agreement by giving written notice of such election not later than three
     (3) months prior to the expiration of the Initial Term or any then current renewal term.

5.2  Termination. Notwithstanding Section 5.1, this Agreement may be terminated:

     5.2.1 by ChannelHealth, at any time, not less than sixty (60) days after delivery of notice to IDX, in the event that IDX shall have defaulted on or breached any material term of this Agreement and shall not have cured such breach within sixty (60) days after receiving such notice from ChannelHealth specifying the nature of such default or breach; or

     5.2.2 by IDX, at any time, not less than sixty (60) days after delivery of notice to ChannelHealth in the event that ChannelHealth shall have defaulted on or breached any material term of this Agreement and shall not have cured such breach within sixty (60) days after receiving notice from IDX specifying the nature of such default or breach; or

     5.2.3 by any party, immediately upon delivery of notice to the relevant party, in the event that such other party (i) requires a composition or other similar arrangement with creditors, files for bankruptcy or is declared bankrupt or (ii) shall have assigned or transferred to any third party any of its rights or obligations hereunder except in accordance with Section 6.9; or

     5.2.4        by either party upon termination of the License Agreement.

5.3 Effect of Termination; Survival. No termination of this Agreement shall terminate the rights of IDX set forth in Section 3.3. Sections 3.3 and 6 shall survive any termination of this Agreement.

6.   MISCELLANEOUS

6.1 Indemnification. Each party (the "Indemnifying Party") will indemnify each other party, its officers, employees, and agents (collectively "Indemnified Parties") against, and hold each Indemnified Party harmless from, all claims, suits, judgments, losses, damages, fines or costs (including reasonable legal fees and expenses) ("Losses") resulting from any claim, suit, or demand by any third party ("Third Party Claim") for injuries to or deaths of persons or loss of or damage to property arising out of: (i) the Indemnifying Party's products or services as marketed by the Indemnified Parties, unless the Indemnified Parties shall have acted outside the scope of their rights under this Agreement; and (ii) the Indemnifying Party's performance or willful misconduct of the Indemnifying Party, its employees, officers, or agents in connection with the Indemnifying Party's performance of this Agreement, except to the extent caused by the negligence of any Indemnified Party.

     6.1.1 The Indemnifying Party's obligations under this Section 6 will survive the termination of this Agreement.

     6.1.2 Each Indemnified Party shall give an Indemnifying Party prompt written notice of any Third Party Claim of which such Indemnified Party has knowledge concerning any Losses as to which such Indemnified Party may request indemnification hereunder. If the Indemnifying Party acknowledges in writing its obligation to indemnify the Indemnified Party hereunder against any Losses that may result from such Third Party Claim, then the Indemnifying Party shall be entitled to assume and control the defense of such Third Party Claim at its expense and through counsel of its choice if it gives notice of its intention to do so to the Indemnified Party within five (5) days of the receipt of such notice from the Indemnified Party; provided, however, that if there exists or is reasonably likely to exist a conflict of interest that would make it inappropriate in the judgment of the Indemnified Party, in its sole and absolute discretion, for the same counsel to represent both the Indemnified Party and the Indemnifying Party, then the Indemnified Party shall be entitled to retain its own counsel, at the expense of the Indemnifying Party. In the event the Indemnifying Party exercises the right to undertake any such defense against any such Third Party Claim as provided above, the Indemnified Party shall cooperate with the Indemnifying Party in such defense and make available to the Indemnifying Party, at the Indemnifying Party's expense, all witnesses, pertinent records, materials and information in the Indemnified Party's possession or under the Indemnified Party's control relating thereto as is reasonably required by the Indemnifying Party. Similarly, in the event the Indemnified Party is, directly or indirectly, conducting the defense against any such Third Party Claim, the Indemnifying Party shall cooperate with the Indemnified Party in such defense and make available to the Indemnified Party, at the Indemnified Party's expense, all such witnesses, records, materials and information in the Indemnifying Party's possession or under the Indemnifying Party's control relating thereto as is reasonably required by the Indemnified Party. No such Third Party Claim may be settled by the Indemnifying Party without the prior written consent of the Indemnified Party.

     6.1.3 In no event shall the Indemnifying Party be liable to an Indemnified Party for any indirect, incidental, special, punitive, exemplary or consequential damages arising out of or otherwise relating to this Agreement, even if the Indemnifying Party has been advised or the possibility or likelihood of such damages.

     6.1.4 Notwithstanding the foregoing, with respect to any claim that would otherwise be subject to indemnification by a party pursuant to this Agreement, if indemnification with respect to such claim is governed by the License Agreement, then no indemnification shall be available under this Agreement.

6.2 Expenses. Except as otherwise specified in this Agreement, all costs and expenses, including, without limitation, fees and disbursements of counsel, financial advisors and accountants, incurred in connection with this Agreement and the transactions contemplated hereby shall be paid by the party incurring such costs and expenses, whether or not the Closing shall have occurred.

6.3 Further Assurances and Documents. IDX and ChannelHealth shall take all actions and do all things, including without limitation the execution and delivery of instruments and documents, necessary to effectuate the purposes and intent of this Agreement.

6.4 Notices. All notices, requests, claims, demands and other communications hereunder shall be in writing and shall be given or made (and shall be deemed to have been duly given or made upon receipt) by delivery in person, by courier service, by telecopy or by registered or certified mail (postage prepaid, return receipt requested) to the respective parties at the following addresses (or at such other address for a party as shall be specified in a notice given in accordance with this Section 5.03):

         (a)  if to ChannelHealth:

              Channelhealth Incorporated
              25 Green Mountain Drive
              South Burlington, Vermont 05403
              Attention:  President

              With a copy to General Counsel at the same address

         (b)  if to IDX:

              IDX Systems Corporation
              1400 Shelburne Road
              South Burlington, Vermont  05402
              Attention:  President

              With a copy to: General Counsel at the same address

6.5 Public Announcements. Except as required by law, governmental regulation or by the requirements of any securities exchange on which the securities of a party hereto are listed, no party to this Agreement shall make, or cause to be made, any press release or public announcement in respect of this Agreement or the transactions contemplated hereby or otherwise communicate with any news media without the prior written consent of the other party, and the parties shall cooperate as to the timing and contents of any such press release or public announcement.

6.6 Headings. The descriptive headings contained in this Agreement are for convenience of reference only and shall not affect in any way the meaning or interpretation of this Agreement.

6.7 Severability. If any term or other provision of this Agreement is invalid, illegal or incapable of being enforced by any law, governmental regulation or public policy, all other terms and provisions of this Agreement shall nevertheless remain in full force and effect so long as the economic or legal substance of the transactions contemplated hereby is not affected in any manner materially adverse to any party. Upon such determination that any term or other provision is invalid, illegal or incapable of being enforced, the parties hereto shall negotiate in good faith to modify this Agreement so as to effect the original intent of the parties as closely as possible in an acceptable manner in order that the transactions contemplated hereby are consummated as originally contemplated to the greatest extent possible.

6.8 Entire Agreement. This Agreement constitutes the entire agreement of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements and undertakings, both written and oral, with respect to the subject matter hereof.

6.9 Assignment. This Agreement shall be binding upon the parties and their respective successors, representatives and permitted assigns. Neither party may assign this Agreement without the prior written consent of the other party, except that either party hereto may assign its rights hereunder to an Affiliate of such party and either party may, without the consent of the other party, assign and delegate this Agreement and its rights and obligations hereunder in connection with a merger, consolidation or sale of substantially all of its assets (which sale shall include the assignment and assumption of all rights and obligations under the License Agreement;
     provided, however, that such assignee or transferee shall assume all obligations of the assigning or transferring party and any such assignment shall not relieve the assigning or transferring party of its obligations hereunder.

6.10 No Third Party Beneficiaries. This Agreement shall be binding upon and inure solely to the benefit of the parties hereto and their permitted assigns and successors and nothing herein, express or implied, is intended to or shall confer upon any other person or entity, any legal or equitable right, benefit or remedy of any nature whatsoever under or by reason of this Agreement.

6.11 Amendment. This Agreement may not be amended or modified except by an instrument in writing signed by, or on behalf of, each of the parties.

6.12 Governing Law. This Agreement shall be governed by the laws of the State of New York without regard to its conflict of laws provisions.

6.13 Counterparts. This Agreement may be executed in one or more counterparts, and by the different parties hereto in separate counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

6.14 Specific Performance. The parties hereto agree that irreparable damage would occur in the event any provision of this Agreement was not performed in accordance with the terms hereof and that the parties shall be entitled to specific performance of the terms hereof, in addition to any other remedy at law or equity.

6.15 Waiver of Jury Trial. Each of the parties hereto irrevocably and unconditionally waives trial by jury in any legal action or proceeding relating to this Agreement, the Ancillary Agreements or the transactions contemplated hereby and thereby and for any counterclaim therein.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be
duly  executed  by  their  respective  authorized   signatories  thereunto  duly
authorized as of the day and year first above written.

IDX SYSTEMS CORPORATION                       CHANNELHEALTH INCORPORATED



By:/S/ ROBERT W. BAKER, JR.                  By:/S/ RICHARD E. TARRANT
   __________________________________           _______________________________
   [Signature of Authorized Agent]             [Signature of Authorized Agent]

Print Name and Title:                          Print Name and Title:
Robert W. Baker, Jr.                           Richard E. Tarrant
Vice President                                 President

                                   Schedule 1

                 to Marketing, Development and Service Agreement

                                   Definitions

"Administrative Service Agreement" means the administrative service agreement by
and  between   ChannelHealth  and  IDX  executed  or  intended  to  be  executed concurrently with the License Agreement and the Marketing Agreement.

"Affiliate" means, with respect to any specified Person, any other Person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with, such specified Person.

"Agreement" means this Agreement, including all schedules, exhibits another items attached hereto and incorporated by reference herein.

"ChannelHealth Customer" means any Person that has entered into a written agreement with pursuant to which ChannelHealth provides any ChannelHealth Products, all Affiliates of such Person, and all Persons receiving the benefit of any ChannelHealth Products by or through such Person or Affiliates of such Person.

"ChannelHealth Division Works" means all (i) computer software and (ii) computerized or automated products, services, processes, systems, and methods of any kind or nature developed or in the processes of development by IDX's ChannelHealth Division prior to the Effective Date.

"ChannelHealth Licensed Technology" means (i) the object and Source Code for the ChannelHealth Products, (ii) ChannelHealth Updates, (iii) the standard, published editions of textual and graphical works, in whatever form, intended to instruct users in the use of ChannelHealth Products, and published by ChannelHealth from time to time during the ChannelHealth Support Term, and (iv) the intellectual property rights of ChannelHealth, including without limitation patent rights, copyrights, embodied or contained in the items named in clauses
(i) through (iii).

"ChannelHealth Maintenance" means services to correct errors found in the ChannelHealth Products and delivered during the ChannelHealth Support Term.

"ChannelHealth Products" means all products and services offered by ChannelHealth from time to time during the term of this Agreement, whether or not described in the License Agreement or the Marketing Agreement, including without limitation all (i) computer software and (ii) computerized or automated products, services, processes, systems, and methods of any kind or nature.

"ChannelHealth Support Term" means the period commencing with the Effective Date and ending on the expiration of the Initial Term of the Marketing Agreement or later if renewed as set forth in this Agreement.

"ChannelHealth Updates" means all additions, corrections, and modifications to the ChannelHealth Products provided as part of ChannelHealth Maintenance and all standard new releases, new versions, and updates to the ChannelHealth Products delivered by ChannelHealth to its customers generally as part of the ChannelHealth Products during the ChannelHealth Support Term.

"Clinical Management Suite" or "CMS" means the product currently marketed by IDX under the trademark of "CMS" or "Clinical Management Suite," Including its predecessor product known as "CRS."

"ConnectR" means the product currently marketed by IDX under the trademark "ConnectR."

"Core Application" means any software application expressly designed to automate the business processes of physician billing, physician scheduling, managed care contract administration, hospital clinical practice, hospital patient administration, or hospital billing, including by way of example and not in limitation, as embodied in the products currently marketed by IDX under the trademarks "IDXtendR," "IDXSite" and "LastWord."

"Direct Competitor of IDX" means any Person that develops or markets any Core Application.

"Distribution Partner" means any Person that has the right to distribute, resell, sublicense, license, sell or otherwise provide a party's products or services, including by way of example and not in limitation, any reseller, distributor, licensee, customer, contractor, service provider, outsourcing vendor or other information technology company.

"Effective Date" means January 1, 2000

"Enterprise Index" means the product currently marketed by IDX under the trademark of "Enterprise Index."

"IDX Customer" means any Person that has entered into a written agreement with IDX pursuant to which IDX provides any of its Core Products, all Affiliates of such Person, and all Persons receiving the benefit of any of IDX's Core Products by or through such Person or Affiliates of such Person. IDX will provide to ChannelHealth a list of customers and update it from time to time.

"IDX Database Information" means information concerning the file structure or definition of any IDX Products that would be necessary or useful in using Integration Methods.

"IDX Licensed Technology" means (i) the IDX Software, including the object and Source Code therefor, as of the Effective Date, (ii) the object and Source Code for the ChannelHealth Division Works as of the Effective Date, (iii) IDX Software Updates, (iv) Integration Methods as of the Effective Date, and (v) the intellectual property rights of IDX, including without limitation patent rights, copyrights, and trade secrets embodied or contained in the items named in clauses (i) through (iv).

"IDX Names and Marks" means trade names, trademarks, service names and service marks used by IDX in marketing any of its products and services.

"IDX Products" means all products and services offered by IDX from time to time during the term of this Agreement, whether or not described in the License Agreement or the Marketing Agreement, including without limitation all (i) computer software and (ii) computerized or automated products, services, processes, systems, and methods of any kind or nature.

"IDX Software" means (i) the Web FrameWork, (ii) ConnectR, (iii) OutReach, (v) CMS, (v) Enterprise Index, and (vi) the standard, published editions of textual and graphical works, in whatever form, intended to instruct users in the use of the software products named in clauses (i) through (vi) and published by IDX from time to time during the IDX Support Term.

"IDX Software Maintenance" means services to correct errors found in the IDX Software, except CMS and OutReach, and delivered during the IDX Support Term as set forth in this Agreement.

"IDX Software Updates" means all additions, corrections, and modifications to the IDX Software provided as part of IDX Software Maintenance and all standard new releases, new versions, and updates to the IDX Software delivered by IDX to its customers generally as part of the IDX Software during the IDX Support Term. IDX Software Updates include New Enabling Technologies only to the extent necessary to achieve compatibility between IDX Products and ChannelHealth Products.

"IDX Support Term" means the period commencing with the Effective Date and ending on the expiration of the Initial Term of the Marketing Agreement or later if renewed as set forth in this Agreement.

"Initial  Term"  means a period of five (5) years  commencing  on the  Effective
Date.

"Integration Method" means any method using any programmatic or computerized means, such as a program or data interface (including without limitation OutReach and ConnectR), for extracting or adding to any databases included in any IDX Product or exchanging any data between any IDX Product and any ChannelHealth Product.

"License Agreement" means the license agreement by and between ChannelHealth and IDX executed or intended to be executed concurrently with the Marketing Agreement and the Administrative Service Agreement.

"Marketing Agreement" means the marketing, development, and support agreement by and between IDX and ChannelHealth executed or intended to be executed
concurrently  with  the  License  Agreement  and  the  Administrative   Services
Agreement.

"Merge"  means the  process of merging  all or a portion of existing software or documentation into other software or documentation or adding to existing software or documentation so that the resulting software or documentation contains functionality that is substantially more or different from that of the existing software or documentation. For purposes of illustration, the IDX Software shall be deemed to have been Merged into the ChannelHealth Division Works.

"New Enabling Technologies" means tools and other means for building products and integration methods (similar to the Integration Methods) developed by IDX and incorporated by IDX into IDX Software Updates after the Effective Date. Examples of New Enabling Technologies that may at IDX's election be embodied in IDX Software Updates are the items currently referred to by IDX as "IDX Objects," "IDXml," and "Tabasco."

"OutReach" means the product currently marketed by IDX under the trademark "OutReach."

"Person" means any individual, partnership, firm, corporation, association, trust, limited liability company, limited liability partnership, unincorporated organization or other entity, as well as any syndicate or group that would be deemed to be a person under Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

"Regulatory Requirements" means all Federal and state laws and regulatory requirements applicable to the use by IDX, IDX Customers, ChannelHealth, and ChannelHealth Customers of the ChannelHealth Products from time to time during the term of this Agreement, including without limitation those applicable to billing and claims submittal, managed care, prescriptions, EDI transactions, data transmission, security and privacy, and program requirements generally applicable to healthcare organizations, such as those involving accreditation.

"Source Code" means the human readable programming statements comprising software, together with such available programmer notes, specifications, schematics, file definitions (including without limitation IDX Database Information) and other documentation that would be necessary for a programmer of ordinary skill to understand, use and Merge the IDX Software.

"Territory"  means (a) the United States and its territories and military bases;
(b) Canada; (c) Mexico; and (d) any additional countries (each, an "Additional Country") included in the Territory as provided in herein.

"Web FrameWork" means the product currently marketed by IDX under the trademark "IDX Web FrameWork".

                                    EXHIBIT H

                   Opinion of Corporate Counsel to the Company