Form 10-Q
period 2000-06-30
IDX SYSTEMS CORP
filed 2000-08-14
CIK 1001185

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                           Yes   X                No
                               -----

         The number of shares outstanding of the registrant's common stock as of August 10, 2000 was 28,152,651.

================================================================================
                        [Exhibit index begins on Page 30]

                             IDX SYSTEMS CORPORATION

                                    FORM 10-Q

                  For the Quarterly Period Ended June 30, 2000

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

ITEM 1.  INTERIM FINANCIAL STATEMENTS (Unaudited)...........................3

         Condensed Consolidated Balance Sheets..............................3
         Condensed Consolidated Statements of Operations....................4
         Condensed Consolidated Statements of Cash Flows....................5
         Notes to Condensed Consolidated Financial Statements...............6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................12


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..................................................27
ITEM 2.  CHANGES IN SECURITIES..............................................27
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................27
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................27
ITEM 5.  OTHER INFORMATION..................................................28
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................28


SIGNATURES..................................................................29


EXHIBIT INDEX...............................................................30


PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                            June 30,                December 31,
                                              2000                      1999
                                            ---------               ------------

ASSETS
Cash and short term investments             $  85,387               $  68,359
Accounts receivable, net                       92,321                 110,759
Other current assets                            7,133                   5,153
Income tax deferred/receivable                 24,987                   7,890
                                            ---------               ---------
Total current assets                          209,828                 192,161
                                            ---------               ---------

Property and equipment, net                    65,862                  58,265
Other assets                                   12,435                  17,521
Deferred tax asset, net                         3,333                   3,200
                                            ---------               ---------
Total assets                                $ 291,458               $ 271,147
                                            =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses
   and other liabilities                    $  51,898               $  37,970
Deferred revenue                               19,563                  17,459
                                            ---------               ---------
Total current liabilities                      71,461                  55,429
                                            ---------               ---------

Minority interest                               8,995                   9,204
Stockholders' equity                          211,002                 206,514
                                            ---------               ---------

Total liabilities and stockholders'
   equity                                   $ 291,458               $ 271,147
                                            =========               =========


          See Notes to the Condensed Consolidated Financial Statements
                  Restated for Comparison Purposes - See Note 1

PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements


                             IDX SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                               Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                               2000          1999         2000         1999
                               ----          ----         ----         ----

REVENUES
Systems sales                  $ 21,090      $ 37,727     $ 42,740     $ 60,578
Maintenance and service fees     58,506        53,528      113,578      100,327
                               --------      --------    --------     --------

TOTAL REVENUES                   79,596        91,255      156,318      160,905

OPERATING EXPENSES
Cost of sales and services       60,660        56,295      115,820      105,098
Selling, general and
   administrative                21,442        21,212       39,787       41,201
Research and development         13,154        13,423       25,340       27,188
Restructuring charges            21,029             -       21,029            -
Merger and nonrecurring charge        -         4,045        5,810        4,045
                              ---------       --------    ---------     --------
TOTAL OPERATING EXPENSES        116,285        94,975      207,786      177,532
                              ---------       --------    ---------     --------

OPERATING LOSS                  (36,689)       (3,720)     (51,468)     (16,627)

Other (income) expense, net      (1,007)         (790)      (2,130)         381
                              ----------     ---------   ----------   ----------

Loss before income tax benefit  (35,682)       (2,930)     (49,338)     (17,008)

Income tax benefit              (13,659)         (680)     (16,816)      (6,180)
                               ----------     ---------   ----------   ---------

NET LOSS                      $ (22,023)     $ (2,250)   $ (32,522)   $ (10,828)
                              ==========     =========   ==========   ==========

Basic and diluted net loss
   per share                  $   (0.79)     $  (0.08)   $   (1.16)   $   (0.39)
                              ==========     =========   ==========   ==========

Basic and diluted weighted
   average shares outstanding     28,029       27,682       27,993       27,668
                               ==========    =========   ==========   ==========


          See Notes to the Condensed Consolidated Financial Statements
                  Restated for Comparison Purposes - See Note 1

PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      Six Months Ended
                                                           June 30,
                                                  2000                 1999
                                                  ----                 ----

OPERATING ACTIVITIES
Net loss                                          $ (32,522)           $(10,828)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                      7,366               6,635
    Amortization                                        274                 459
    Deferred tax benefit, net of business
      acquisitions                                     (133)                  -
    Increase in allowance for doubtful accounts         705                 109
    Write-off of goodwill                             5,810                   -
    Minority interest                                   490                 247
    Loss on investment impairment                         -               1,642
    Restructuring charge                             21,029                   -
    Changes in operating assets and liabilities,
      net of business acquisitions:
       Accounts receivable                           14,228             (9,725)
       Prepaid expenses and other assets             (1,663)               981
       Accounts payable and accrued expenses         (3,758)             6,431
       Income tax deferred/receivable               (17,097)           (10,132)
       Deferred revenue                               2,104                 74
                                                   ---------          ---------

Net cash used in operating activities                (3,167)           (14,107)

INVESTING ACTIVITIES
Purchase of property and equipment, net             (15,015)           (20,609)
Purchase of securities available-for-sale            (8,795)          (129,372)
Sale of securities available-for-sale                 9,336            179,462
Business acquisitions                                     -            (6,500)
Other assets                                         (1,019)           (7,682)
                                                   ---------         ----------

Net cash (used in) provided by investing
   activities                                       (15,493)           15,299

FINANCING ACTIVITIES
Proceeds from sale of common stock                    4,837             2,460
Proceeds from debt issuances                              -             3,501
Contributions to affiliates, net                       (700)                -
Principal repayments of debt                              -           (11,373)
Proceeds from sale of preferred stock                32,089                 -
                                                   ---------         ----------
Net cash provided by financing activities            36,226            (5,412)
                                                   ---------         ----------

Increase (decrease) in cash and cash equivalents     17,566            (4,220)

Cash and cash equivalents at beginning of period     18,487            11,558
                                                   ---------         ----------
Cash and cash equivalents at end of period           36,053             7,338
Short term investments                               49,334            63,281
                                                   ---------         ----------
Total cash and short term investments              $ 85,387          $ 70,619
                                                   =========         ==========

          See Notes to the Condensed Consolidated Financial Statements
                  Restated for Comparison Purposes - See Note 1

Notes to Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

All financial information for previously reported periods included in the accompanying interim unaudited condensed consolidated financial statements of IDX Systems Corporation ("Company" or "IDX") have been restated to reflect the combined operations of IDX and EDiX Corporation ("EDiX") as a result of the merger, more fully described in Note 3, which was accounted for as a pooling of interests during the quarter ended June 30, 1999. No adjustments were required to conform the financial reporting policies of IDX and EDiX for periods presented.

The interim unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments have been made to provide a fair presentation. The operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K.

Note 2 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133") as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has determined that the impact, if any, of adopting SFAS No. 133 is not expected to be significant.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective in 2000 but may be adopted in the quarter ending December 31, 2000 as a cumulative effect adjustment for a change in accounting principle. In the event a cumulative effect adjustment is required, previously issued interim financial statements will be required to be restated. The Company is presently analyzing the impact, if any, that the adherence to the SAB will have on its financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. As a result of adopting the Interpretation, the Company will be required to adopt variable accounting to stock options that have been modified and if the market price of the Company's stock increases it will recognize additional compensation expense that it otherwise would not have incurred. The Company has not modified any stock option grants in the past year and therefore does not anticipate any compensation expense for stock options issued to date.

Note 3 - Restructuring Charge

On June 21, 2000 the Company announced the implementation of a workforce restructuring program. The Company will halt development and discontinue sales efforts on three product lines that have failed to achieve business targets or have been deemed non-strategic to the business going forward. In addition, the Company implemented a work-force reduction of approximately five percent. The program resulted in a one-time charge to earnings of approximately $21 million in the second quarter, primarily in connection with costs associated with product discontinuations of approximately $16 million and severance arrangements of approximately $5 million. Workforce related accruals, consisting principally of severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions, and their location. Substantially all workforce-related actions are expected to be completed during the third quarter of 2000 with the exception of product related "sunset" support teams, although under certain circumstances the actual payment of termination costs may extend beyond that date. Cash expenditures related to these accruals are estimated to be substantially made as follows: $13 million in 2000, $8 million thereafter.

Note 4 - Business Acquisitions and Related Matters

On July 13, 2000,  the Company  announced  an  agreement  to sell  Channelhealth
Incorporated to Allscripts, Inc., a leading provider of point-of-care e-prescribing and productivity solutions for physicians. Channelhealth provides a set of Internet-based clinical and productivity solutions for physicians that brings the power of the Internet to the practice of medicine. IDX will retain the Patient and e-Commerce Channels, which were previously part of Channelhealth, enabling IDX to integrate an Internet solution that leverages its core competencies in physician practice management systems. In addition to the acquisition, the Company has agreed to enter into a 10-year strategic alliance whereby Allscripts will become the exclusive provider of point-of-care clinical applications sold by IDX to physician practices, providing Allscripts access to IDX's current 118,000 physician practice management customers. This will enable IDX to offer a broader product portfolio of practice management and clinical products, increasing the number of sales opportunities to new and existing customers.

Under the terms of the deal, which is subject to regulatory and Allscripts' shareholder approval, Allscripts will acquire Channelhealth in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro forma fully diluted basis of which IDX will receive approximately 90%. The transaction is expected to close in the fourth quarter of 2000.

On April 23, 1999, the Company completed a merger with EDiX, a provider of medical transcription services, which became a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests and accordingly, the accompanying condensed financial statements include the accounts of EDiX for all periods presented. In connection with the merger, the Company incurred approximately $4.0 million of merger and related costs consisting principally of transaction costs of $2.4 million, write-offs and adjustments of long-lived assets, principally noncompatible computer equipment of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period, and the termination of leases and other contractual obligations.

On April 1, 1999, the Company acquired an 80% interest in Channelhealth, Inc., a Massachusetts corporation, for $6.5 million. The acquisition was accounted for under the purchase method and resulted in $6.5 million of goodwill being recorded on the Company's financial statements.

On June 23, 1999, the Company acquired all of the assets of DietSite.com, Inc. for $1.5 million. DietSite.com is a website that includes disease-oriented dietary information with extensive proprietary content on diets, vitamins, herbals and nutritionals. Channelhealth, Inc. and DietSite.com were originally intended to be managed and operated with the Company's other web technology initiatives in a separate majority-owned subsidiary. As described above certain of Channelhealth operations will be sold to Allscripts.

Channelhealth Incorporated has determined that there has been an asset impairment related to goodwill acquired in the purchase of a Massachusetts corporation Channelhealth Inc. in April, 1999. In January 2000, the Company made the decision to seek a primary provider of content and transactions for ChannelHealth, and decided to no longer utilize certain assets acquired with the purchase of Channelhealth. The Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets' recovery. The amount of the impairment loss is recognized based on an analysis of discounted cash flows estimated to be derived from the impaired asset. This asset impairment has been recognized during the first quarter of 2000 and is reflected as a pre-tax one-time loss on impairment of assets of approximately $5.8 million.

Note 5 - Income Taxes

The tax benefit in 2000 is lower than that expected based on the statutory rate principally due to the non-deductible nature of the write off of goodwill related to ChannelHealth. The 1999 tax benefit is slightly lower than that expected based on the statutory rate due to the inclusion in the condensed financial statements, of the net loss of EDiX Corporation, for which no tax benefit was recognized.

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

Internet Services and Content: Channelhealth Incorporated, a majority owned subsidiary, offers three Internet channels that integrate IDX's core practice management systems with extensive Internet-based services and clinically valid content. ChannelHealth services are available to physicians through group
practices,   hospitals,   integrated   delivery   networks   and  managed   care
organizations.

Medical Dictation and Transcription Services: This reportable segment contains EDiX, a provider of medical transcription outsourcing services. The principal markets for this segment include hospitals and large physician group practices primarily located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements included in the Company's annual report. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment for the three and six month periods ended June 30, 2000, with the exception of EDiX. EDiX's revenues from one major customer amounted to 10.5% and 0.0% of EDiX's total revenue during the three months ended June 30, 2000 and June 30, 1999, respectively. EDiX's revenues from one major customer amounted to 10.2% and 0.0% of EDiX's total revenue during the six months ended June 30, 2000 and June 30, 1999, respectively.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):


                               IDX
                               HEALTHCARE
                               INFORMATION
                               SYSTEMS AND  CHANNELHEALTH
                               SERVICES     INCORPORATED     EDIX      TOTAL
                               -------------------------------------------------

FOR THE THREE MONTHS
  ENDED JUNE 30, 2000

Net operating revenues         $ 60,469      $ 1,532         $ 17,595  $ 79,596
Operating income (loss)         (31,269)      (6,299)             879   (36,689)
Identifiable operating assets   241,049       30,029           20,380   291,458

FOR THE SIX MONTHS
  ENDED JUNE 30, 2000

Net operating revenues         $119,294      $ 2,751         $ 34,273  $156,318
Operating income (loss)         (36,105)     (17,092)           1,729   (51,468)
Identifiable operating assets   241,049       30,029           20,380   291,458

FOR THE THREE MONTHS
   ENDED JUNE 30, 1999

Net operating revenues         $ 80,075      $     -          $11,180  $ 91,255
Operating income (loss)           1,256         (942)          (4,034)   (3,720)
Identifiable operating assets   260,060        1,768           12,276   274,104

FOR THE SIX MONTHS
  ENDED JUNE 30, 1999

Net operating revenues         $140,256     $     -          $ 20,649  $160,905
Operating loss                  (10,610)       (942)           (5,075)  (16,627)
Identifiable operating assets   260,060       1,768            12,276   274,104


Corporate headquarters assets are included in IDX Healthcare Information Systems and Services. Substantially all of the Company's operations are in the United States. The financial information disclosed herein represents all of the material financial information related to the Company's principal operating segments.

Note 7 - Earnings Per Share Information

The following sets forth the computation of basic and diluted earnings per share:

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                     2000        1999      2000        1999
                                     ----        ----      ----        ----
Numerator:
  Net loss                           $(22,023)  $(2,250)   $(32,522)   $(10,828)
                                     ---------  --------   ---------   ---------
Numerator for basic and diluted
  loss per share                     $(22,023)  $(2,250)   $(32,522)   $(10,828)
                                     ---------  --------   ---------   ---------

Denominator:

  Weighted-average shares              28,029    27,682      27,993      27,668
                                     --------   --------   ---------   ---------

Denominator for diluted loss per
  share                                28,029    27,682      27,993      27,668
                                     --------   --------   ---------   ---------
Basic and diluted loss per share     $  (0.79)  $ (0.08)   $  (1.16)   $  (0.39)
                                     =========  ========   =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company reported a net loss of $22.0 million, or $0.79 per diluted share, for the second quarter of 2000 as compared to a net loss of $2.2 million or $0.08 per diluted share, for the second quarter of 1999. Excluding the effect of nonrecurring charges related to a restructuring charge announced on June 21, 2000, the Company reported a net loss of $9.0 million, or $0.32 per share, for the second quarter of 2000. Excluding the effect of nonrecurring charges for the acquisition of EDiX Corporation of $4.0 million, the net income for the three months ended June 30, 1999 was $700,000 or $0.02 per diluted share.

The Company reported a net loss of $32.5 million, or $1.16 per share, for the first six months of 2000 as compared to a net loss of $10.8 million or $0.39 per diluted share, for the first six months of 1999. Excluding the effect of nonrecurring charges related to a restructuring charge announced on June 21, 2000 and the write-off of goodwill associated with Channelhealth, Inc., the net loss for the six months ended June 30, 2000 was $13.8 million or $0.49 per share. Excluding the effect of the nonrecurring charge for the acquisition of EDiX Corporation of $4.0 million, and the impairment of an investment of $1.6 million, the net loss for the six months ended June 30, 1999 was $7.0 million or $0.25 per share.

RESULTS OF OPERATIONS

THREE MONTHS ENDED June 30, 2000 COMPARED TO THREE MONTHS
ENDED June 30, 1999

REVENUES
The Company's total revenues decreased to $79.6 million during the three months ended June 30, 2000 from $91.3 million in the corresponding period in 1999, a decrease of $11.7 million or (12.8%). Revenues from systems sales decreased to $21.1 million during the three months ended June 30, 2000 (26.5% of total revenues) compared to $37.7 million (41.3% of total revenues) in the corresponding period in 1999, a decrease of $16.6 million or (44.1%). This decrease was primarily due to a decrease in new sales and installations of certain IDX systems. Revenues from maintenance and service fees increased to $58.5 million during the three months ended June 30, 2000 (73.5% of total revenues) from $53.5 million (58.7% of total revenues) in the corresponding period in 1999, an increase of $5.0 million or 9.3%. The increase in revenues from maintenance and service fees is primarily due to increased transcription service fee revenue from EDiX.

During 1999 and the first six months of 2000, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems comprised of multiple products resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, government approvals, pressures to reduce expenses, product complexity, competition, and customer preoccupation with internal Year 2000 issues. In June 2000, the Company announced that weakness in system sales experienced in the fourth quarter of 1999 and the first half of 2000 was expected to continue through the remainder of 2000. The Company expects that the factors described above and especially the healthcare industry's Year 2000 focus will cause reductions or delays in spending for new systems and services in the second half of 2000. Accordingly, the

Company expects that it will experience deferrals and delays in sales of software and related services, professional services, and hardware during the remainder of 2000.

COST OF SALES AND SERVICES
The cost of sales and services increased to $60.7 million during the three months ended June 30, 2000 from $56.3 million in the corresponding period in 1999, an increase of $4.4 million or 7.8%. The increase in cost of sales and services resulted from growth in client services expenses, primarily related to medical transcription costs offset by a decrease in cost of hardware due to the reduction in system sales as compared to the prior year. The gross profit margin on systems sales and services decreased to 23.8% in the second quarter of 2000 from 38.3% for the same period in 1999. The decrease in gross profit margin as a percentage of sales was due to the decrease in software license revenues which provide a higher gross profit margin, and an increase in maintenance and service revenue which provides a lower gross profit margin. IDX's core business, information systems and services, gross profit margin as a percentage of sales declined to 27.0% during the second quarter of 2000 from 41.6% for the same period in 1999 due to the effect of the revenue mix described above. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales to 18.8% in 2000 from 15.1% in 1999 due to an increase in utilization of a new transcription processing system, which provides a higher margin, as compared to the prior year, combined with other efficiencies in editing and telecommunications. Channelhealth experienced a negative gross margin of 43.9% during the second quarter of 2000 primarily due to high fixed costs relative to sales volume due to the early stage of this business' development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $21.4 million during the three months ended June 30, 2000 from $21.2 million during the corresponding period in 1999, an increase of $200,000 or 1.1%. As a percentage of total revenues, selling, general and administrative expenses increased to 26.9% during the three months ended June 30, 2000 from 23.2% for the same period in 1999. IDX's core business selling, general and administrative expenses decreased $3.3 million primarily due to the transfer of certain expenses to the Channelhealth subsidiary. EDiX's selling, general and administrative expenses increased $676,000 or 47.0% during the second quarter of 2000 as compared to the same period in the prior year primarily due to increased costs to support sales growth. Channelhealth's selling, general and administrative expenses were $3.7 million during the second quarter of 2000 which includes sales and marketing expenses and administrative start up expenses.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $13.2 million during the three months ended June 30, 2000 from $13.4 million in the corresponding period in 1999, a decrease of $200,000 or 2.0%. The decrease is primarily due to a reduction in the costs of efforts to address Year 2000 issues. As a percentage of total revenues, research and development expenses increased to 16.5% of revenue for the second quarter of 2000 compared to 14.7% for the comparable period in 1999. IDX's core business research and development expenses decreased $2.1 million due to the transfer of approximately $1.9 million of research and development costs to the Internet services and content business segment (ChannelHealth), combined with the reduction in costs to address Year 2000 issues. Research and development costs in the medical dictation and transcription business segment (EDiX) increased from $237,000 in 1999 to $313,000 in 2000.

RESTRUCTURING CHARGE
On June 21, 2000 the Company announced the implementation of a workforce restructuring program. The Company will halt development and discontinue sales efforts on three product lines that have failed to achieve business targets or have been deemed non-strategic to the business going forward. In addition, the Company implemented a work-force reduction of approximately five percent. The program resulted in a one-time charge to earnings of approximately $21 million in the second quarter, primarily in connection with costs associated with product discontinuations of approximately $16 million and severance arrangements of approximately $5 million. Cash expenditures related to these accruals are estimated to be substantially made as follows: $13 million in 2000, $8 million thereafter.

MERGER AND RELATED COSTS
During the three months ended June 30, 1999, the Company recorded charges of $4.0 millions related to the acquisition of EDiX. The charges were comprised of transaction costs of $2.4 million, write-offs and adjustments for long-lived assets, principally noncompatible computer equipment, of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

OTHER (INCOME) EXPENSE, NET
Interest income was approximately $1.3 million during the second quarter of 2000 and 1999. Interest expense decreased approximately $221,000 during the second quarter of 2000 as compared to the same period in the prior year due to the payment of all outstanding debt of EDiX during the second quarter of 1999.

INCOME TAXES
Income taxes for the quarter ended June 30, 2000 were benefited at 38.0%. Income taxes for the quarter ended June 30, 1999 were benefited at 23.2%. The 1999 tax benefit is lower than the expected statutory rate due to the non-deductible nature of certain merger costs related to the acquisition of EDiX Corporation during the second quarter of 1999. Excluding the impact of the write-off of goodwill that is non-deductible for income tax purposes, the Company anticipates an effective tax rate of approximately 38.0% for the remainder of the year ending December 31, 2000. Net deferred tax assets of approximately $11.5 million are expected to be realized principally by reducing future taxable income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES
The Company's total revenues decreased to $156.3 million during the six months ended June 30, 2000 compared to $160.9 million in the corresponding period in 1999, a decrease of $4.6 million or (2.9%). Revenues from systems sales decreased to $42.7 million during the six months ended June 30, 2000 (27.3% of total revenues) compared to $60.6 million (37.6% of total revenues) in the corresponding period in 1999, a decrease of $17.8 million or (29.4%). This decrease was primarily due to a decrease in new sales and installations of certain IDX systems. Revenues from maintenance and service fees increased to $113.6 million during the six months ended June 30, 2000 (72.7% of total revenues) from $100.3 million (62.4% of total revenues) in the corresponding period in 1999, an increase of $13.3 million or 12.2%. The increase in revenues from maintenance and service fees was primarily due to increased transcription service fee revenue from EDiX.

During 1999 and the first six months of 2000, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems comprised of multiple products resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, government approvals, pressures to reduce expenses, product complexity, competition, and customer preoccupation with internal Year 2000 issues. In June 2000, the Company announced that weakness in system sales experienced in the fourth quarter of 1999 and the first half of 2000 was expected to continue through the remainder of 2000. The Company expects that the factors described above and especially the healthcare industry's Year 2000 focus will cause reductions or delays in spending for new systems and services in the second half of 2000. Accordingly, the Company expects that it will experience deferrals and delays in sales of software and related services, professional services, and hardware during the remainder of 2000.

COST OF SALES
The cost of sales and services increased to $115.8 million during the six months ended June 30, 2000 from $105.1 million in the corresponding period in 1999, an increase of $10.7 million or 10.2%. The gross profit margin on systems sales and services decreased to 25.9% during the six months ended June 30, 2000 from 34.7% in the corresponding period in 1999. The decrease in gross profit margin was primarily due to high fixed costs and overhead expenses in relation to decreased revenue from installations of the Company's software systems which typically include a greater percentage of higher margin software than of services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased to $39.8 million during the six months ended June 30, 2000 from $41.2 million in the corresponding period in 1999, a decrease of $1.4 million or (3.24%). As a percentage of total revenues, selling, general and administrative expenses decreased to 25.5% during the six months ended June 30, 2000 from 25.6% in 1999. The decrease in total selling, general and administrative expenses during the six months ended June 30, 2000 was primarily due to decreased salary and benefit costs.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $25.3 million during the six months ended June 30, 2000 from $27.2 million in the corresponding period in 1999, a decrease of $1.8 million or (6.8%). The decrease is primarily due to costs of efforts to address Year 2000 issues as compared to the prior year. As a percentage of total revenues, research and development expenses decreased to 16.2% during the six months ended June 30, 2000 from 16.9% for the six months ended June 30, 1999. The decrease as a percentage of sales for the six months ended June 30, 2000 as compared to the prior year, is primarily due to a decrease in outside consulting expenses.

RESTRUCTURING CHARGE
On June 21, 2000 the Company announced the implementation of a workforce restructuring program. The Company will halt development and discontinue sales efforts on three product lines that have failed to achieve business targets or have been deemed non-strategic to the business going forward. In addition, the Company implemented a work-force reduction of approximately five percent. The program resulted in a one-time charge to earnings of approximately $21 million in the second quarter, primarily in connection with costs associated with product discontinuations of approximately $16 million and severance arrangements of approximately $5 million.

MERGER AND NONRECURRING CHARGE - MERGER AND RELATED COSTS
During the first six months ended June 30, 1999, the Company recorded charges of $4.0 million related to the acquisition of EDiX. The charges were comprised of transaction costs of $2.4 million, write-offs and adjustments for long-lived assets, principally noncompatible computer equipment, of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

NONRECURRING CHARGE - WRITE-OFF OF GOODWILL
Channelhealth Incorporated has determined that there has been an asset impairment related to goodwill acquired in the purchase of a Massachusetts corporation Channelhealth Inc. in April, 1999. In January 2000, the Company made the decision to seek a primary provider of content and transactions for ChannelHealth, and decided to no longer utilize certain assets acquired with the purchase of Channelhealth. This asset impairment has been recognized during the first quarter of 2000 and is reflected as a pre-tax one-time loss on impairment of assets of approximately $5.8 million.


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

OTHER (INCOME) EXPENSE, NET
Interest income decreased to approximately $2.6 million during the first six months of 2000 compared to $2.7 million for the same period in 1999. No interest expense was incurred during the first two quarters of 2000 compared to $0.9 million for the same period in the prior year. Interest expense in the prior year was primarily attributable to EDiX Corporation.

LOSS ON IMPAIRMENT OF INVESTMENT
Other expense included the write-off of an investment of $1.6 million in the quarter ended March 31, 1999 due to the investee's inability to raise additional equity and a decision to dissolve the business.

INCOME TAXES
Income taxes for the six months ended June 30, 2000 were benefited at 34.1%. The tax benefit in 2000 is lower than that expected based on the statutory rate principally due to the non-deductible nature of the write-off of goodwill related to ChannelHealth in January of 2000. Income taxes for the six months ended June 30, 1999 were benefited at 36.3%. The 1999 tax benefit is lower than the expected statutory rate due to the non-deductible nature of certain merger related costs and the inclusion in the financial statements, of the net loss of EDiX Corporation, for which no tax benefit was recognized. Excluding the impact of the write-off of goodwill that is non-deductible for income tax purposes, the Company anticipates an effective tax rate of approximately 38.0% for the remainder of the year ending December 31, 2000. Net deferred tax assets of approximately $11.5 million are expected to be realized principally by reducing future taxable income.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows related to operations are principally comprised of net loss and depreciation and are primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of the sales cycle and installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. During the three months ended June 30, 2000 accounts receivable from customers were collected on average within 106 days which is lower than the 1999 average of

119 days. The 1999 average represented an increase of 13 days from the prior year in terms of average days to collect receivables from customers. The increase is partially attributable to unbilled receivables related to contracts accounted for using long term contract accounting combined with a lengthening of customer payment patterns. In connection with its workforce restructuring program the company has accrued costs of $21 million as of June 30, 2000. Cash expenditures related to these accruals are estimated to be substantially made as follows: $13 million in 2000, $8 million thereafter.

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

Cash flows from financing activities historically relate to purchases of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan. During 1999, all outstanding debt of EDiX Corporation was paid. Cash, cash equivalents and short term investments at June 30, 2000 were $85.4 million, an increase of $17.0 million from December 31, 1999. The increase was primarily due to the issuance of preferred stock of Channelhealth Incorporated, a majority owned subsidiary incorporated in Delaware to Pequot Private Equity for $30 million for an equity interest in Channelhealth of approximately 9%. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate that will expire on September 30, 2000. There were no borrowings as of June 30, 2000.

The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements dictate. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. In April 2000, the Company entered into a new operating lease for office space in Seattle Washington commencing in 2003 for a period of 12 years. The Company plans to continue increasing the number of its professional staff during 2001 and future periods to meet anticipated sales volume and to support research and development efforts. To the extent necessary to support increases in staffing, the Company may obtain additional office space.

The Company is currently leasing the Company's headquarters in South Burlington, Vermont from BDP Realty, a related entity which is included in the Company's consolidated financial statements. The Company started construction on an expansion of its corporate headquarters facility in South Burlington, Vermont, in November 1999, and is considering various options for financing including a construction loan, sale lease-back arrangement or funding from operations. The Company anticipates that it will spend approximately $16 million on construction to expand its Corporate Headquarters facility. From time to time, based on the Company's requirements, the Company may consider other purchases of additional land or the construction of additional office space.

The Company believes that current operating funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company's revenues or income.

YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of its internal use systems (both information technology related and non-information technology related) and its products (including third party products included in its products) and also completed and implemented contingency planning. As a result of those efforts, the Company experienced no significant disruptions in its products (including third party products included in its products), internal use information technology systems, and internal use non-information technology systems, and the Company believes all of those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. In the first half of 2000, the Company expensed most of its total remaining project costs, which related primarily to contingency plans and remediation efforts for internal systems. The Company will continue to monitor its products (including third party products included in its products), mission critical computer applications, and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ADVERSE FINANCIAL TRENDS INCLUDING DECLINING NET INCOME AND CASH FROM OPERATIONS HAVE AND MAY CONTINUE. Year over year net income and cash from operations have generally declined since 1998. In 1999, and the six months of 2000 IDX generated a net loss of approximately $7.9 million and $32.5 million, respectively. If these negative trends continue, IDX may have difficulty financing future growth and funding operating initiatives, including future acquisitions.

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

IDX'S PROPOSED TRANSACTION WITH ALLSCRIPTS, INC. MAY NOT HAPPEN OR MAY BE UNSUCCESSFUL. In the fourth quarter of 2000, IDX intends to close the sale of the Physician Channel Business of its subsidiary, Channelhealth Incorporated, to Allscripts, Inc., a leading provider of point-of-care solutions for physicians, while retaining the E-commerce Channel and Patient Channel Business. As a condition to the sale, IDX and Allscripts have agreed to implement a 10-year strategic alliance agreement, whereby Allscripts will become the exclusive provider of certain point-of-care clinical applications sold by IDX to physician practices. These transactions are subject to regulatory and Allscripts shareholder approval, which may not happen. Even if the required approvals are given and the transaction is closed, IDX and Allscripts may not be successful in implementing or realizing benefits from their strategic alliance.

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

IDX MAY NOT BE SUCCESSFUL IN IMPLEMENTING ITS RESTRUCTURING PROGRAM. IDX intends to achieve greater efficiencies through the discontinuance of develop-ment and sales activities of three product lines and a workforce reduction. IDX may not realize these efficiencies. Factors taht may affect IDX's ability to realize efficiencies include:

o the successful negotiation of satisfactory negotiation compensation arrangements with customers of the discontinuance product lines;
o       the ability to manage work with fewer employees; and
o the ability to fill vacated position with qualified employees in a tight labor market.

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

IDX MAY HAVE CONFLICTS OF INTERESTS WITH SOME OF ITS EXECUTIVES. Richard E. Tarrant, President, Chief Executive Officer and Director, and Robert H. Hoehl, Chairman of the Board of Directors, indirectly own, through various entities, real estate which IDX leases in connection with its operations. During 1999, IDX paid an aggregate of approximately $2.1 million in connection with these leases. IDX currently leases its headquarters facilities in South Burlington, Vermont from a real estate entity owned by Richard E. Tarrant and Robert H. Hoehl.IDX has commenced a $16 million construction project to expand its office facilities at that location. In connection with these arrangements, the economic interests of these executives and directors and IDX may diverge.

The following important factors affect our Internet services and content business segment or "ChannelHealth" business:

CHANNELHEALTH'S LIMITED OPERATING HISTORY MAY MAKE IT DIFFICULT TO VALUE AND EVALUATE ITS BUSINESS AND FUTURE PROSPECTS. ChannelHealth commenced operations October 1999 and only recently commercially released its first product. An evaluation of the risks and uncertainties of ChannelHealth's business will be
difficult    because   of    ChannelHealth's    limited    operating    history.
In addition, ChannelHealth's limited operating history means that it has less insight into how technoloical and market trends may affect its business as evidenced by the writeoff of goodwill of %5.8 million in the first year of 2000 due to a change in its content strategy. The revenue and income potentional of ChannelHealth's business and market are unproven, and its business model is emerging and unproven. ChannelHealth's business and prospects must be considered in light of the risks and difficulties typically encountered by businesses in their early stages of development, particularly those in new and rapidly evolving markets such as the Internet healthcare information industry.

CHANNELHEALTH HAS INCURRED SUBSTANTIAL LOSSES TO DATE AND MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY. ChannelHealth has incurred losses since it began operations. ChannelHealth incurred a net loss of $12.5 million in the first quarter of 2000 and a net loss of $5.5 million for the year ended December 31, 1999, and its accumulated deficit through December 31, 1999 was $5.5 million. ChannelHealth cannot be certain if or when it will become profitable. ChannelHealth's failure to become profitable within the timeframe expected by IDX investors or at all may adversely affect the market price of IDX Common Stock. ChannelHealth expects to continue to increase its expenses in an effort to develop its business and, as a result, will need to generate significant revenue to achieve profitability. Even if ChannelHealth does achieve profitability, there can be no assurance that ChannelHealth can sustain or increase profitability on a quarterly or annual basis in the future.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


         On May 24, 2000, the Company and its subsidiary Channelhealth Incorporated filed a lawsuit against ProxyMed, Inc., a supplier of electronic data interchange transactions, for breach of contract in the United States District Court for the District of Vermont. In its lawsuit, entitled IDX SYSTEMS CORPORATION, ET AL. V. PROXYMED, INC., Civil Action No. 2:00-CV-172, the Company seeks damages for breach of contract and declaratory judgment that it the contract has been terminated and the Company is free to contract with other suppliers for certain services. Upon notification of the Company's lawsuit, ProxyMed caused to be served on the Company a lawsuit it had filed in the Circuit Court for Broward County, Florida on March 10, 2000. In its lawsuit, ProxyMed seeks damages for breach of three contracts. ProxyMed's lawsuit was removed by IDX to the United
         States District Court for the Southern District of Florida and is now entitled PROXYMED, INC. V. IDX SYSTEMS CORPORATION, Case No. 00-6886. The litigation is in the preliminary motion stage and discovery has not yet commenced.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its 2000 Annual Meeting of Shareholders on May 15, 2000. Of the 28,013,339 shares of common stock outstanding and entitled to vote at this meeting, 25,836,705 shares were represented at this meeting, in person or by proxy. The following matter was voted upon at the Annual Meeting.

     1. Henry M. Tufo, M.D., Steven M. Lash and Peter W. Van Etten were elected to serve for a term of three years as Class II Directors. The remaining terms of Richard E. Tarrant, Robert H. Hoehl, Frank T. Sample. Stuart H. Altman, Allen Martin and Mark F. Wheeler continued after the meeting. The result of the vote with respect of each nominee for office was as follows:


                                      Votes "Against"                  Broker
Nominee                Votes "For"    or "Withheld"     Abstained      Non-Votes

Henry M. Tufo, M.D.     25,781,174    0                 55,531         0
Steve M. Lash           25,783,024    0                 53,681         0
Peter W. Van Etten      25,783,445    0                 53,260         0

Item 5.  Other Information

         Shareholders Proposal for 2000 Annual Meeting

     As set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, shareholders proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 2001 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than March 7, 2001.

     In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Exchange Act, written notice of stockholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 2001 Annual Meeting of Stockholders must be received by the Company on or before March 7, 2001 in order to be considered timely for purpose of Rule 14a-4. The persons designated in the Company's proxy statement and management proxy card will be granted discretionary authority with respect to any stockholder proposal with respect to which the Company does not receive timely notice.

Item 6.  Exhibits And Reports On Form 8-K.

(a)  The  exhibits  filed as part of this  Form 10-Q are  listed on the  Exhibit
     Index  immediately   preceding  such  exhibits,   which  Exhibit  Index  is
     incorporated herein by reference.

(b)  There were two Forms 8-K filed during the second quarter of 2000:

     On June 9, 2000, the Company filed a report on Form 8-K, reporting the IDX News Release dated June 8, 2000 concerning the agreements entered into among the Company, ChannelHealth Incorporated, a subsidiary of IDX, and Healtheon/WebMD Corporation defining strategic relationships.

     On June 23, 2000, the Company filed a report on Form 8-K, reporting the IDX News Release dated June 21, 2000 concerning preliminary second quarter results and the implementation of a cost reduction and workforce restructuring program.

     On July 20, 2000, the Company filed a report on Form 8-K, reporting the Agreement and Plan of Merge dated July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2, Inc., IDX Systems Corporation and Channelhealth Incorporated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IDX SYSTEMS CORPORATION



                                          /S/ JOHN A. KANE
Date: August 14, 2000                By:  ____________________________________
                                          John A. Kane,
                                          Vice President, Finance and
                                          Administration, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.     Description                                              Page
-----------     -----------                                              ----

10 Stock Restriction and Voting Agreement by and among Richard E. Tarrant and Amy E. Tarrant effective April 29, 1999 and executed
                June 8, 2000

27              Financial Data Schedule