Form 10-Q
period 2000-09-30
IDX SYSTEMS CORP
filed 2000-11-14
CIK 1001185

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                         -------------------------------

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

                               Yes   X           No
                                   ------

         Indicate by check mark whether the registrant has been subject to such filing requirements for the past 90 days.

                               Yes   X           No
                                   ------

         The number of shares outstanding of the registrant's common stock as of November 10, 2000 was 28,224,184.

================================================================================

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                     For the Period Ended September 30, 2000


                                TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                            Page

         Item 1.   Interim Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets .  . . . . . . . . . . .. . 3

         Condensed Consolidated Statements of Operations . . . . . . .. .  4

         Condensed Consolidated Statements of Cash Flows . . . . . . .. .  5

         Notes to Condensed Consolidated Financial Statements . . . . . .  6

         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  .  .  .  . . . . . . . . . . 11


PART II. OTHER INFORMATION

         Item  1.  Legal  Proceedings  .  . . . . . . . .  .  . . . . . .  27

         Item 2.  Changes In  Securities  . . . . . . . . . . . . . . . .  27

         Item 3.  Defaults  Upon  Senior  Securities  . . .  . . . . . ..  27

         Item 4.  Submission of Matters to a Vote of Security Holders . .  27

         Item 5.  Other  Information  .  . . . . . . . . . . . . . . . .   27

         Item 6.  Exhibits And Reports On Form 8-K . . . . . . . .. . . .. 28


SIGNATURES . . . . . . . . . . . . . .  . . . . . . . . . . . . . . .. . . 29


EXHIBIT INDEX . . . . . . . . . .  . . . . . . . .  . . . . . . . .  . .  .30

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                          September 30,         December 31,
                                               2000                 1999
                                          -----------------     ----------------

ASSETS
Cash, cash equivalents and marketable
   securities                             $ 69,769              $ 68,359
Accounts receivable, net                    97,118               110,759
Other current assets                         8,932                 5,153
Income taxes receivable                     12,192                   199
Deferred income taxes                       15,824                 7,691
                                          --------              --------
Total current assets                       203,835               192,161

Property and equipment, net                 68,542                58,265
Other assets                                 9,450                17,521
Deferred income taxes                        3,426                 3,200
                                          --------              --------
Total assets                              $285,253              $271,147
                                          ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses
   and other liabilities                  $ 49,612              $ 37,970
Deferred revenue                            18,674                17,459
                                          --------              --------
Total current liabilities                   68,286                55,429

Minority interest                            9,040                 9,204
Stockholders' equity                       207,927               206,514
                                          --------              --------

Total liabilities and stockholders'
   equity                                 $285,253              $271,147
                                          ========              ========


          See Notes to the Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)


                               Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                               2000          1999         2000         1999
                               ----          ----         ----         ----

REVENUES
Systems sales                  $ 28,940      $ 34,365     $ 71,680     $ 94,944
Maintenance and service fees     58,638        57,853      172,216      158,179
                               --------      --------    --------     --------

TOTAL REVENUES                   87,578        92,218      243,896      253,123

OPERATING EXPENSES
Cost of sales                    60,682        56,442      176,502      161,540
Selling, general and
   administrative                23,325        21,616       63,112       62,815
Research and development         12,074        12,733       37,414       39,921
Merger and related costs              -             -            -        4,045
Restructuring charges                 -             -       21,029            -
Loss of impairment of
   goodwill                           -             -        5,810            -
                              ---------       --------    ---------     --------
TOTAL OPERATING EXPENSES         96,081        90,791      303,867      268,321
                              ---------       --------    ---------     --------

OPERATING INCOME (LOSS)          (8,503)        1,427      (59,971)     (15,198)

Other income, net                  (798)         (537)      (2,928)      (1,796)
Loss on investment impairment         -             -            -        1,642
                              ----------     ---------   ----------   ----------
Income (loss) before income
  taxes                          (7,705)        1,964      (57,043)     (15,044)

Income tax provision (benefit)   (2,928)          786      (19,744)      (5,394)
                               ----------     ---------   ----------   ---------

NET INCOME (LOSS)             $  (4,777)     $  1,178    $ (37,299)   $  (9,650)
                              ==========     =========   ==========   ==========

BASIC EARNINGS (LOSS) PER
   SHARE                      $   (0.17)     $   0.04    $   (1.33)   $   (0.35)
                              ==========     =========   ==========   ==========
Basic weighted average shares
   outstanding                   28,154        27,767       28,047       27,701
                              ==========     =========   ==========   ==========
DILUTED EARNINGS (LOSS) PER
   SHARE                      $   (0.17)     $   0.04    $   (1.33)   $   (0.35)
                              ==========     =========   ==========   ==========
Diluted weighted average shares
   outstanding                   28,154        28,271       28,047       27,701



          See Notes to the Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      Nine Months Ended
                                                        September 30,
                                                  2000                 1999
                                                  ----                 ----

OPERATING ACTIVITIES
Net loss                                          $ (37,299)           $ (9,650)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                     11,153               8,915
    Amortization                                        474               2,307
    Deferred income tax benefit                      (8,359)                  -
    Increase in allowance for doubtful accounts       1,541                 585
    Loss on impairment of goodwill                    5,810                   -
    Minority interest                                   736                 112
    Loss on investment impairment                         -               1,642
    Restructuring charge                             21,029                   -
    Changes in operating assets and liabilities:
       Accounts receivable                            8,596              (9,780)
       Prepaid expenses and other assets             (3,590)              1,179
       Accounts payable and accrued expenses         (6,044)              5,839
       Federal and state income taxes               (11,994)            (10,149)
       Deferred revenue                               1,215                (438)
                                                   ---------          ----------
Net cash used in operating activities               (16,732)             (9,438)

INVESTING ACTIVITIES
Purchase of property and equipment, net             (21,481)           (28,177)
Purchase of securities available-for-sale           (14,962)          (178,246)
Sale of securities available-for-sale                21,203            246,753
Business acquisitions                                     -             (6,500)
Other assets                                          1,861             (3,077)
                                                   ---------         ----------
Net cash (used in) provided by investing
   activities                                       (13,379)            30,753

FINANCING ACTIVITIES
Proceeds from sale of common stock                    6,486              4,063
Procdeds from sale of preferred stock                32,089                  -
Proceeds from debt issuances                              -              3,501
Principal repayments of debt                              -            (11,373)
Distributions to affiliates, net                       (900)                 -
                                                   ---------         ----------
Net cash provided by (used in) financing
  activities                                          37,675            (3,809)
                                                   ---------         ----------
Increase in cash and cash equivalents                  7,564            17,506

Cash and cash equivalents at beginning of period      18,487            11,558
                                                   ---------         ----------
Cash and cash equivalents at end of period           26,051             29,064
Marketable securities                                43,718             44,832
                                                   ---------         ----------
Total cash, cash equivalents and marketable
  securities                                       $ 69,769          $  73,896
                                                   =========         ==========


          See Notes to the Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments) have been made to provide a fair presentation. The operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission.


Note 2 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 as amended, is effective for the Company beginning after January 1, 2001. The adoption of SFAS No. 133, as amended, is not expected to have a material impact on the Company's financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 is effective in 2000 but may be adopted in the quarter ending December 31, 2000 as a cumulative effect adjustment for a change in accounting principle. In the event a cumulative effect adjustment is required, previously issued interim financial statements are required to be restated. The Company is presently analyzing the impact, if any, that the adherence to the SAB will have on its financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". The Company adopted Interpretation 44 on July 1, 2000. Interpretation 44 requires, among other things, that stock option grants that have been modified be accounted for as variable. As a result of adopting Interpretation 44, the Company will be required to adopt variable accounting for stock options that have been modified and if the market price of the Company's stock increases it will recognize additional compensation expense that it otherwise would not have incurred. The Company has not modified any stock option grants in the past year and does not anticipate any compensation expense for stock options issued to date.

Note 3 - Restructuring Charge

On June 21, 2000 the Company announced the implementation of a workforce restructuring program. The Company halted development and discontinued sales efforts on certain product lines that have failed to achieve business targets or have been deemed non-strategic to the business going forward. As a result of the restructuring, the Company implemented a work-force reduction of approximately five percent. The program resulted in a charge to earnings of approximately $21.0 million in the second quarter, in connection with costs associated with product discontinuations of approximately $16.0 million and severance arrangements of approximately $5.0 million. Workforce related accruals, consisting principally of severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions, and their location. Substantially all workforce-related actions were completed during the third quarter of 2000 with the exception of product related "sunset" support teams, which under certain circumstances, may result in the actual payment of termination costs to extend beyond September 30, 2000. As of September 30, 2000 the Company has a balance of $13.7 million related to accrued restructuring costs. Cash expenditures related to these accruals are estimated to be paid as follows: $3.0 million over the remainder of 2000 and $8.0 million thereafter. The remaining balance of approximately $2.7 million represents a provision for the estimated write-off of accounts receivable that will not affect cash. These write-offs are expected to be finalized by March 31, 2001.

Note 4 - Business Acquisitions, Dispositions and Related Matters

On July 13, 2000, the Company announced an agreement to sell certain operations of Channelhealth Incorporated to Allscripts, Inc., a leading provider of point-of-care e-prescribing and productivity solutions for physicians. ChannelHealth provides a set of Internet-based clinical and productivity solutions for physicians that brings the power of the Internet to the practice of medicine. IDX will retain the Patient and e-Commerce Channels, which were previously part of Channelhealth Incoporated, enabling IDX to integrate an Internet solution that leverages its core competencies in physician practice management systems. In addition to the sale, the Company has agreed to enter into a 10-year strategic alliance whereby Allscripts will become the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

Under the terms of the deal, which is subject to regulatory and Allscripts' shareholder approval, Allscripts will acquire Channelhealth Incorporated in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro forma fully diluted basis, of which IDX will receive approximately 90%.

On April 23, 1999, the Company completed a merger with EDiX Corporation, a provider of medical transcription services, which became a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests and accordingly, the accompanying condensed financial statements include the accounts of EDiX for all periods presented. In connection with the merger, the Company incurred approximately $4.0 million of merger and related costs consisting principally of transaction costs of $2.4 million, write-offs and adjustments of long-lived assets, principally noncompatible computer equipment of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs and the termination of leases and other contractual obligations.

On April 1, 1999, the Company acquired an 80% interest in ChannelHealth, Inc., a Massachusetts corporation, for $6.5 million. The acquisition was accounted for under the purchase method and resulted in $6.5 million of goodwill being recorded on the Company's financial statements. As described above certain of Channelhealth Incorporated operations will be sold to Allscripts.

In the first quarter of 2000, the Company determined that an asset impairment existed related to goodwill acquired in the purchase of ChannelHealth, Inc., a Massachusetts corporation. In January 2000, the Company made the decision to seek a primary provider of content and transactions for Channelhealth

Incorporated, and decided to no longer utilize certain assets acquired with the purchase of ChannelHealth, Inc. The Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets' recovery. The amount of the impairment loss is recognized based on an analysis of discounted cash flows estimated to be derived from the impaired asset. This asset impairment has been recognized during the first quarter of 2000 and is reflected as a pre-tax loss on impairment of goodwill of approximately $5.8 million.

On June 23, 1999, the Company acquired all of the assets of DietSite.com, Inc. for $1.5 million. DietSite.com is a website that includes disease-oriented dietary information with extensive proprietary content on diets, vitamins, herbals and nutritionals.


Note 5 - Income Taxes

The 2000 tax benefit is lower than the statutory rate principally due to the non-deductible nature of the loss on impairment of goodwill related to ChannelHealth, Inc. The 1999 tax benefit is lower than the statutory rate due principally to the inclusion in the condensed financial statements of the net loss of EDiX Corporation, for which no tax benefit was recognized.


Note 6 - Segment Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 effective with the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions, how to allocate resources and assess performance. Up to and including the first quarter of 1999, the Company viewed its operations and managed its business as one segment, healthcare information solutions that include software, hardware and related services. During the second quarter of 1999, the Company acquired two companies that have separate and distinct financial information and operating characteristics. When applicable, the information for the reportable segments has been restated for the prior year in order to conform to the 2000 presentation.

The Company's three operating segments have separate management teams and infrastructures that offer different products and services. Accordingly, these operating segments have been classified as three reportable segments (information systems and services, Internet services and content, and medical transcription services).

Information Systems and Services: This segment contains IDX Systems Corporation's healthcare information solutions that include software, hardware and related services. IDX solutions enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality. The principal markets for this segment include physician groups, management service organizations, hospitals, and integrated delivery networks primarily located in the United States.

Internet Services and Content: Channelhealth Incorporated, a majority owned subsidiary, offers three Internet channels that integrate IDX's core practice management systems with extensive Internet-based services and clinically valid content. Channelhealth Incorporated services are available to physicians through group practices, hospitals, integrated delivery networks and managed care organizations. As discussed in Note 4, on July 13, 2000, the Company announced an agreement to sell the majority of the operations of Channelhealth Incorporated to Allscripts, Inc. Effective on the date of the close of this pending transaction, the Internet Services and Content segment will no longer be presented separately.

Medical Dictation and Transcription Services: This segment contains EDiX, a provider of medical transcription outsourcing services. EDiX's principal markets include hospitals and large physician group practices primarily located in the United States.

The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment for the three and nine month periods ended September 30, 2000, with the exception of EDiX. EDiX's revenues from one major customer amounted to 10.5% and 12.9% of EDiX's total revenue during the three months ended September 30, 2000 and September 30, 1999, respectively. EDiX's revenues from one major customer amounted to 10.3% and 10.4% of EDiX's total revenue during the nine months ended September 30, 2000 and September 30, 1999, respectively.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                          MEDICAL
                                                          DICTATION
                               INFORMATION  INTERNET      AND
                               SYSTEMS AND  SERVICES AND  TRANSCRIPTION
                               SERVICES     CONTENT       SERVICES     TOTAL
                               -------------------------------------------------

FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 2000

Net operating revenues         $ 67,857      $ 1,591      $ 18,130     $ 87,578
Operating income (loss)          (3,175)      (6,138)          810       (8,503)
Identifiable operating assets   237,646       24,991        22,616      285,253

FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 2000

Net operating revenues         $187,151      $ 4,342     $ 52,403      $243,896
Operating income (loss)         (39,280)     (23,230)       2,539       (59,971)
Identifiable operating assets   237,646       24,991       22,616       285,253

FOR THE THREE MONTHS
   ENDED SEPTEMBER 30, 1999

Net operating revenues         $ 80,021      $     0     $ 12,197      $ 92,218
Operating income (loss)           3,275       (1,959)         111         1,427
Identifiable operating assets   254,774        8,042       12,798       275,614

FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 1999

Net operating revenues         $220,277      $     0     $ 32,846      $253,123
Operating loss                   (7,333)      (2,901)      (4,964)      (15,198)
Identifiable operating assets   254,774        8,042       12,798       275,614



Corporate headquarters assets are included in the Information Systems and Services segment. Substantially all of the Company's operations are in the United States. The financial information disclosed herein represents all of the material financial information related to the Company's principal operating segments.

Note 7 - Earnings Per Share Information

The following sets forth the computation of basic and diluted earnings per share:


                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMER 30,          SEPTEMBER 30,
                                     2000        1999      2000        1999
                                     ----        ----      ----        ----
Numerator:
  Net income (loss)                  $ (4,777)  $ 1,178   $(37,299)   $ (9,650)
                                     ---------  --------   ---------   ---------
Numerator for basic and diluted
  income (loss) per share            $ (4,777)  $ 1,178   $(37,299)   $ (9,650)
                                     ---------  --------   ---------   ---------

Denominator:

  Weighted-average shares              28,154    27,767      28,047      27,701
  Effect of employee stock options          -       504           -           -
                                     --------   --------   ---------   ---------

Denominator for diluted income
  (loss) per share                     28,154    28,271      28,047      27,701
                                     --------   --------   ---------   ---------
Basic and diluted income (loss)
   per share                         $  (0.17)  $  0.04    $ (1.33)    $ (0.35)
                                     =========  ========   =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
The Company reported a net loss of $4.8 million, or $0.17 per diluted share, for the third quarter of 2000 as compared to net income of $1.2 million or $0.04 per diluted share, for the third quarter of 1999. The Company reported a net loss of $37.3 million, or $1.33 per share, for the first nine months of 2000 as compared to a net loss of $9.6 million or $0.35 per diluted share, for the first nine months of 1999. Excluding the effect of charges related to a workforce restructuring program announced on June 21, 2000 and the loss on impairment of goodwill associated with ChannelHealth, Inc., the net loss for the nine months ended September 30, 2000 was $18.6 million or $0.66 per share. Excluding the effect of the charge for the merger and related costs associated with the acquisition of EDiX Corporation of $4.0 million and the loss on investment impairment of $1.6 million, the net loss for the nine months ended September 30, 1999 was $5.6 million or $0.20 per share.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1999

REVENUES
The Company's total revenues decreased to $87.6 million during the three months ended September 30, 2000 from $92.2 million in the corresponding period in 1999, a decrease of $4.6 million or (5.0%). Revenues from systems sales decreased to $28.9 million during the three months ended September 30, 2000 (33.0% of total revenues) compared to $34.4 million (37.3% of total revenues) in the corresponding period in 1999, a decrease of $5.4 million or (15.8%). This decrease was primarily due to a decrease in new sales and installations of certain IDX systems. Revenues from maintenance and service fees increased to $58.6 million during the three months ended September 30, 2000 (67.0% of total revenues) from $57.9 million (62.7% of total revenues) in the corresponding period in 1999, an increase of $0.8 million or 1.4%. The increase in revenues from maintenance and service fees is primarily due to increased medical transcription service fee revenue from EDiX offset by a decrease in consulting services provided by IDX's core business.

During 1999 and continuing into 2000, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems comprised of multiple products resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, government approvals, pressures to reduce expenses, product complexity, competition, and customer preoccupation with internal Year 2000 issues. In June 2000, the Company announced that weakness in system sales experienced in the fourth quarter of 1999 and the first half of 2000 was expected to continue through the remainder of 2000. While the Company believes these factors are temporary, it expects them to continue to cause reductions or delays in spending for new systems and services. Accordingly, the Company expects that it will experience deferrals and delays in sales of software and related services, professional services, and hardware during the remainder of 2000.

COST OF SALES AND SERVICES
The cost of sales and services increased to $60.7 million during the three months ended September 30, 2000 from $56.4 million in the corresponding period in 1999, an increase of $4.2 million or 7.5%. The increase in cost of sales and services as compared to the prior year resulted from growth in client services expenses, primarily related to medical transcription costs combined with an increase in cost of hardware offset by a decrease in outside contract services. The gross profit margin on systems sales and services decreased to 30.7% in the third quarter of 2000 from 38.8% for the same period in 1999. The decrease in gross profit margin as a percentage of sales was due to the net effect of a decrease in software license revenues which provides a higher gross profit margin, and an increase in maintenance and service revenue which provides a lower gross profit margin. IDX's core business, information systems and services, gross profit margin as a percentage of sales declined to 35.8% during the third quarter of 2000 from 42.1% for the same period in 1999 due to the effect of the revenue mix described above. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales to 18.7% in 2000 from 16.8% in 1999 due to an increase in utilization of a new transcription processing system, which provides a higher margin, as compared to the prior year, combined with other efficiencies in editing and telecommunications. Channelhealth Incorporated experienced a negative gross margin of 50.5% during the third quarter of 2000 primarily due to high fixed costs relative to sales volume due to the early stage of this business' development.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $23.3 million during the three months ended September 30, 2000 from $21.6 million during the corresponding period in 1999, an increase of $1.7 million or 7.9%. As a percentage of total revenues, selling, general and administrative expenses increased to 26.6% during the three months ended September 30, 2000 from 23.4% for the same period in 1999. IDX's core business selling, general and administrative expenses decreased $1.7 million primarily due to the transfer of certain expenses to the Channelhealth Incorporated subsidiary. EDiX's selling, general and administrative expenses increased $559,000 or 33.7% during the third quarter of 2000 as compared to the same period in the prior year primarily due to increased costs to support sales growth. Channelhealth Incorporated's selling, general and administrative expenses were $3.8 million during the third quarter of 2000 which includes sales and marketing expenses and administrative start up expenses.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $12.1 million during the three months ended September 30, 2000 from $12.7 million in the corresponding period in 1999, a decrease of $659,000 or 5.2%. The decrease is primarily due to a reduction in costs to address Year 2000 issues combined with the cost savings related to a workforce restructuring program announced in June 2000. As a percentage of total revenues, research and development expenses remained consistent at 13.8% of revenue for the third quarters of 2000 and 1999. IDX's core business research and development expenses decreased $1.3 million due to the transfer of approximately $1.0 million of research and development costs to the internet services and content business segment (Channelhealth Incorporated), as well as the effect of the workforce restructuring program. Research and development costs in the medical dictation and transcription business segment
(EDiX) increased from $276,000 in 1999 to $353,000 in 2000.

RESTRUCTURING CHARGE
On June 21, 2000 the Company announced the implementation of a workforce restructuring program. The Company halted development and discontinued sales efforts on certain product lines that have failed to achieve business targets or have been deemed non-strategic to the business going forward. As a result of the restructuring program, the Company implemented a workforce reduction of approximately five percent. Though the Company reduced certain expenses as a result of the workforce restructuring program, the Company continues to evaluate and invest resources in the development of various products and new initiatives that management believes will provide returns. As a result of these ongoing investments in products and initiatives, some of the projected savings from the restructuring program have been reinvested in new initiatives and product enhancements. The restructuring program resulted in a charge to earnings of approximately $21.0 million in the second quarter, primarily in connection with costs associated with product discontinuations of approximately $16.0 million and severance arrangements of approximately $5.0 million. Cash expenditures of $6.5 million and non-cash expenses of approximately $800,000 related to these accruals were processed during the second and third quarters of 2000. As of September 30, 2000 the Company has a balance of $13.7 million related to accrued restructuring costs. Cash expenditures related to these accruals are estimated to be substantially made as follows: $3.0 million over the remainder of 2000 and $8.0 million thereafter. The remaining balance of approximately $2.7 million represents a provision for the estimated write-off of accounts receivable that will not affect cash. These write-offs are expected to be finalized by March 31, 2001.

OTHER (INCOME) EXPENSE, NET
Interest income was approximately $1.0 million during the third quarter of 2000 as compared to $800,000 for the same period in 1999. The increase in interest income is due to a higher average invested balance combined with an increase in interest rates due to the taxable nature of the investment holdings in 2000.

INCOME TAXES
Income taxes for the quarter ended September 30, 2000 were benefited at 38.0%. Income taxes for the quarter ended September 30, 1999 were provided for at 40.0%. Excluding the impact of the loss on impairment of goodwill that is non-deductible for income tax purposes, the Company anticipates an effective tax rate of approximately 38.0% for the remainder of the year ending December 31, 2000. Of the net deferred tax assets of approximately $19.3 million, $12.2 million is expected to be realized by carrying back losses to prior years and the balance of $7.1 million is expected to be realized by reducing future taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES
The Company's total revenues decreased to $243.9 million during the nine months ended September 30, 2000 compared to $253.1 million in the corresponding period in 1999, a decrease of $9.2 million or 3.6%. Revenues from systems sales decreased to $71.7 million during the nine months ended September 30, 2000 (29.4% of total revenues) compared to $94.9 million (37.5% of total revenues) in the corresponding period in 1999, a decrease of $23.3 million or 24.5%. This decrease was primarily due to a decrease in new sales and installations of certain IDX systems. Revenues from maintenance and service fees increased to $172.2 million during the nine months ended September 30, 2000 (70.6% of total revenues) from $158.2 million (62.5% of total revenues) in the corresponding period in 1999, an increase of $14.0 million or 8.9%. The increase in revenues from maintenance and service fees was primarily due to increased transcription service fee revenue from EDiX.

During 1999 and continuing into 2000, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems comprised of multiple products resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organizational changes, government approvals, pressures to reduce expenses, product complexity, competition, and customer preoccupation with internal Year 2000 issues. In June 2000, the Company announced that weakness in system sales experienced in the fourth quarter of 1999 and the first half of 2000 was expected to continue through the remainder of 2000. The Company expects that the factors described above may continue to cause reductions or delays in spending for new systems and services. Accordingly, the Company expects that it will experience deferrals and delays in sales of software and related services, professional services, and hardware during the remainder of 2000.

COST OF SALES
The cost of sales and services increased to $176.5 million during the nine months ended September 30, 2000 from $161.5 million in the corresponding period in 1999, an increase of $15.0 million or 9.3%. The gross profit margin on systems sales and services decreased to 27.6% during the nine months ended September 30, 2000 from 36.2% in the corresponding period in 1999. The decrease in gross profit margin was primarily due to high fixed costs and overhead expenses in relation to decreased revenue from installations of the Company's software systems which typically include a greater percentage of higher margin software than of services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $63.1 million during the nine months ended September 30, 2000 from $62.8 million in the corresponding period in 1999, an increase of $297,000 or 0.5%. As a percentage of total revenues, selling, general and administrative expenses increased to 25.9% during the nine months ended September 30, 2000 from 24.8% in 1999. The increase in total selling, general and administrative expenses during the nine months ended September 30, 2000 was primarily due to increased salary and benefit costs.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $37.4 million during the nine months ended September 30, 2000 from $39.9 million in the corresponding period in 1999, a decrease of $2.5 million or (6.3%). The decrease is primarily due to costs of efforts to address Year 2000 issues as compared to the prior year combined with reduced costs as a result of a workforce restructuring program pursuant to the discontinuation of three product lines. As a percentage of total revenues, research and development expenses decreased to 15.3% during the nine months ended September 30, 2000 from 15.8% for the nine months ended September 30, 1999. The decrease as a percentage of sales for the nine months ended September 30, 2000 as compared to the prior year, is primarily due to a decrease in outside consulting expenses.

RESTRUCTURING CHARGE
On June 21, 2000 the Company announced the implementation of a workforce restructuring program. The Company halted development and discontinued sales efforts on certain product lines that have failed to achieve business targets or have been deemed non-strategic to the business going forward. As a result of the restructuring program the Company implemented a workforce reduction of approximately five percent. Though the Company reduced certain expenses as a result of the workforce restructuring program, the Company continues to evaluate and invest resources in the development of various products and new initiatives that management believes will provide returns. As a result of these ongoing investments in products and initiatives, some of the projected savings from the restructuring program have been reinvested in new initiatives and product enhancements. The restructuring program resulted in a charge to earnings of approximately $21.0 million in the second quarter, primarily in connection with costs associated with product discontinuations of approximately $16.0 million and severance arrangements of approximately $5.0 million. Cash expenditures of $6.5 million and non-cash expenses of approximately $800,000 related to these accruals were processed during the second and third quarters of 2000. As of September 30, 2000 the Company has a balance of $13.7 million related to accrued restructuring costs. Cash expenditures related to these accruals are estimated to be substantially made as follows: $3.0 million over the remainder of 2000 and $8.0 million thereafter. The remaining balance of approximately $2.7 million represents a provision for the estimated write-off of accounts receivable that will not affect cash. These write-offs are expected to be finalized by March 31, 2001.

CHARGE FOR MERGER AND RELATED COSTS
During June 1999, the Company recorded charges of $4.0 million related to the acquisition of EDiX. The charges were comprised of transaction costs of $2.4 million, write-offs and adjustments for long-lived assets, principally noncompatible computer equipment, of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

CHARGE FOR LOSS ON IMPAIRMENT OF GOODWILL
During the first quarter of 2000, the Company determined that an asset impairment existed related to goodwill acquired in the 1999 purchase of a Massachusetts corporation ChannelHealth, Inc. In January 2000, the Company made the decision to seek a primary provider of content and transactions for Channelhealth Incorporated, and decided to no longer utilize certain assets acquired with the purchase of ChannelHealth, Inc. This goodwill impairment was recognized during the first quarter of 2000 and is reflected as a pre-tax loss on impairment of goodwill of approximately $5.8 million.

OTHER (INCOME) EXPENSE, NET
Interest income increased to approximately $3.7 million during the first nine months of 2000 compared to $3.4 million for the same period in 1999 primarily due to the taxable nature of the investment holdings in 2000. No interest expense was incurred during the first nine months of 2000 compared to $0.9 million for the same period in the prior year. Interest expense in the prior year was primarily attributable to EDiX Corporation.

LOSS ON INVESTMENT IMPAIRMENT
Other expense included the write-off of an investment of $1.6 million during the 9 months ended September 30, 1999 due to the investee's inability to raise additional equity and a decision to dissolve the business.

INCOME TAXES
Income taxes for the nine months ended September 30, 2000 were benefited at 34.6%. The tax benefit in 2000 is lower than that expected based on the statutory rate principally due to the non-deductible nature of the loss on goodwill impairment related to ChannelHealth in January of 2000. Income taxes for the nine months ended September 30, 1999 were benefited at 35.9%. The 1999 tax benefit is lower than the expected statutory rate due to the non-deductible nature of certain merger related costs and the inclusion in the financial statements of the net loss of EDiX Corporation, for which no tax benefit was recognized. Excluding the impact of the loss on goodwill impairment that is non-deductible for income tax purposes, the Company anticipates an effective tax rate of approximately 38.0% for the remainder of the year ending December 31, 2000. Of the net deferred tax assets of approximately $19.3 million, $12.2 million is expected to be realized by carrying back losses to prior years and the balance of $7.1 million is expected to be realized by reducing future taxable income.

LIQUIDITY AND CAPITAL RESOURCES
Cash flows related to operations are principally comprised of net loss and depreciation and are primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of the sales cycle and installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. During the three months ended September 30, 2000 accounts receivable from customers were collected on average within 102 days compared to the 1999 annual average of 119 days. The 1999 annual average represented an increase of 13 days from the prior year in terms of average days to collect receivables from customers. The 1999 annual average was higher than current and historical collection periods due in part to unbilled receivables related to contracts accounted for using long term contract accounting combined with a lengthening of customer payment patterns. In connection with its workforce restructuring program the Company estimates cash expenditures to be made as follows: $3.0 million during the remainder of 2000, and $8.0 million thereafter.

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

Cash flows from financing activities historically relate to purchases of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan. During 1999, all outstanding debt of EDiX Corporation was paid. Cash, cash equivalents and short-term investments at September 30, 2000 were $69.8 million, an increase of $1.4 million from December 31, 1999. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate that will expire on January 14, 2001. There were no borrowings as of September 30, 2000.

The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements dictate. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. In April 2000, the Company entered into a new operating lease for office space in Seattle, Washington commencing in 2003 for a period of 12 years. The Company plans to continue increasing the number of its professional staff during 2001 and future periods to meet anticipated sales volume and to support research and development efforts. To the extent necessary to support increases in staffing, the Company may obtain additional office space.

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


YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of its internal use systems (both information technology related and non-information technology related) and its products (including third party products included in its products) and also completed and implemented contingency planning. As a result of those efforts, the Company experienced no significant disruptions in its products (including third party products included in its products), internal use information technology systems, and internal use non-information technology systems, and the Company believes all of those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. During the first nine months of 2000, the Company expensed all of its remaining project costs in the amount of approximately $1.2 million, which related primarily to contingency plans and remediation efforts for internal systems. The Company will continue to monitor its products (including third party products included in its products), mission critical computer applications, and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


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

These fluctuations may affect operating results as follows:

         o        ability to transact stock acquisitions; and
         o        ability to retain and incent key employees.

ADVERSE FINANCIAL TRENDS INCLUDING DECLINING NET INCOME AND CASH FROM OPERATIONS HAVE AND MAY CONTINUE. Year over year net income and cash from operations have generally declined since 1998. In 1999, and the first nine months of 2000 IDX generated a net loss of approximately $7.9 million and $37.3 million, respectively. If these negative trends continue, IDX may have difficulty financing future growth and funding operating initiatives, including future acquisitions.

IDX EXPECTS ITS QUARTERLY OPERATING RESULTS TO FLUCTUATE AND ITS CUSTOMER SALES AND INSTALLATION REQUIREMENTS TO CHANGE. IDX expects its quarterly results of operations may continue to fluctuate. Because a significant percentage of IDX's expenses are relatively fixed, the following factors could cause these fluctuations:

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

In light of the above, IDX believes that its results of operations for any particular quarter or fiscal year are not necessarily reliable indicators of future performance.

IDX'S PROPOSED TRANSACTION WITH ALLSCRIPTS, INC. MAY BE DELAYED, MAY NOT HAPPEN, OR MAY BE UNSUCCESSFUL. IDX has agreed to sell the Physician Channel Business of its subsidiary, Channelhealth Incorporated, to Allscripts, Inc., a leading provider of point-of-care solutions for physicians, while retaining the E-commerce Channel and Patient Channel Business. The closing of these transactions is conditioned on shareholder and regulatory approval, which may be delayed or denied. There can be no assurance that the proposed transactions with Allscripts and ChannelHealth will be approved or will ever happen. As a condition to the sale, IDX and Allscripts have agreed to implement a 10-year strategic alliance agreement, whereby Allscripts will become the exclusive provider of certain point-of-care clinical applications sold by IDX to physician shareholder approval, which may not happen. Even if the required approvals are given and the transaction is closed, IDX and Allscripts may not be successful in implementing or realizing benefits from their strategic alliance.

IDX MAY NOT BE SUCCESSFUL IN IMPLEMENTING ITS RESTRUCTURING PROGRAM. IDX intends to achieve efficiencies through the discontinuance of development and sales activities of certain product lines and a workforce reduction. IDX may not fully realize these efficiencies. Factors that may affect IDX's ability to realize efficiencies include:

        o the successful negotiation of satisfactory compensation arrangements with customers of the discontinued product lines;
        o         the ability to manage work with fewer  employees;  and
        o the ability to fill vacated positions with qualified employees in a highly competitive labor market.

IDX'S SUCCESS DEPENDS ON NEW PRODUCT DEVELOPMENT AND ITS ABILITY TO RESPOND TO RAPIDLY CHANGING TECHNOLOGY. To be successful, IDX must enhance its existing products, respond effectively to technology changes and help its clients adopt new technologies. In addition, IDX must introduce new products and technologies to meet the evolving needs of its clients in the healthcare information systems market. IDX may have difficulty in accomplishing this because of:

          o the continuing evolution of industry standards, for example, transaction standard pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA); and
          o the creation of new technological developments, for example, Internet and application service provider technology.

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

IDX'S BUSINESS WILL BE HARMED, AND THE VALUE OF ALLSCRIPTS STOCK TO BE RECEIVED FOR THE SALE OF CHANNELHEALTH TO ALLSCRIPTS MAY BE DIMINISHED, IF IDX AND CHANNELHEALTH CANNOT MAINTAIN THEIR STRATEGIC ALLIANCE AGREEMENTS WITH HEALTHEON/WEBMD. On June 8, 2000, ChannelHealth and IDX entered into agreements with Healtheon/WebMD Corp. pursuant to which Healtheon/WebMD agreed to provide electronic transaction services and content to ChannelHealth and IDX. Pursuant to the agreement, Healtheon/WebMD's content is to be integrated into ChannelHealth's Physician Channel and Patient Channel Internet services. Healtheon/WebMD further committed to a multi-million dollar campaign promoting IDX and ChannelHealth products and services that incorporate Healtheon/WebMD content and transactions. Healtheon/WebMD has recently informed IDX that it believes ChannelHealth and IDX will be unable to perform their obligations to Healtheon/WebMD if the proposed strategic alliance between Allscripts and IDX is consummated. Healtheon/WebMD also stated that it would seek to terminate its agreement with ChannelHealth and propose a "restructured" relationship with IDX. Such proposal has not been received by IDX. IDX believes that ChannelHealth's and IDX's performance will not be impaired by the strategic alliance with Allscripts and that Healtheon/WebMD does not have a basis for unilateral termination of the ChannelHealth agreement or restructuring the IDX agreement. In the event the Healtheon/WebMD agreement with ChannelHealth is terminated, ChannelHealth's expected revenues for 2001 may be significantly lower than currently anticipated, their business may be harmed, and Allscripts' stock price may fall.

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

In addition, many healthcare providers have consolidated to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for IDX's products and services. If IDX were forced to reduce its prices, its operating margins would decrease. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater.

THERE IS INTENSE COMPETITION IN THE MARKET FOR HEALTHCARE INFORMATION SYSTEMS AND IF IDX FAILS TO COMPETE SUCCESSFULLY, IDX WILL SUFFER FINANCIALLY. The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. IDX believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the features and capabilities of the systems, the price of system and product offerings, the ongoing support for the systems, and the potential for enhancements and future compatible products.

Some of IDX's competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that it does not offer. The Company's principal existing competitors include Cerner Corporation, Eclipsys Corporation, McKesson HBOC, Inc., Shared Medical Systems Corporation, MedQuist, Medic and Epic Systems each of which offers a suite of products that compete with many of IDX's products.
There are other competitors that offer a more limited number of competing products. Many of IDX's competitors have also announced or introduced Internet strategies that will compete with IDX's Internet applications and services. IDX may be unable to compete successfully against these organizations. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services.

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

The Federal Civil False Claims Act and the Medicare/Medicaid Civil Money Penalties regulations prohibit, among other things, the filing of claims for services that were not provided as claimed, which were for services that were not medically necessary, or which were otherwise false or fraudulent. Violations of these laws may result in civil damages, including treble and civil penalties. In addition the Medicare/Medicaid and other Federal statutes provide for criminal penalties for such false claims, including fines and imprisonment. If, as a result of the provision by IDX of products or services to its customers or other entities with which IDX has a business relationship, IDX provides assistance with the provision of inaccurate financial reports to the government under these regulations, or IDX is found to have knowingly recorded or reported data relating to inappropriate payments made to a healthcare provider, IDX could be subject to liability under these laws.

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

Depending on the intended use of a device, the FDA could require IDX to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires this data, IDX would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. IDX cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act's general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, IDX expects that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed. The FDA can impose extensive requirements governing pre- and post-market conditions like service investigation, approval,labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

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

IDX MAY HAVE CONFLICTS OF INTERESTS WITH SOME OF ITS EXECUTIVES. Richard E. Tarrant, President, Chief Executive Officer and Director, and Robert H. Hoehl, Chairman of the Board of Directors, indirectly own, through various entities, real estate which IDX leases in connection with its operations. During the first nine months of 2000, IDX paid an aggregate of approximately $1.3 million in connection with these leases. IDX currently leases its headquarters facilities in South Burlington, Vermont from a real estate entity owned by Richard E. Tarrant and Robert H. Hoehl. IDX has commenced a $16 million construction project to expand its office facilities at that location. In connection with these arrangements, the economic interests of these executives and directors and IDX may diverge.

The following important factors affect our Internet services and content business segment or "ChannelHealth" business:

CHANNELHEALTH'S LIMITED OPERATING HISTORY MAY MAKE IT DIFFICULT TO VALUE AND EVALUATE ITS BUSINESS AND FUTURE PROSPECTS. ChannelHealth commenced operations October 1999 and only recently commercially released its first internet-based product. An evaluation of the risks and uncertainties of ChannelHealth's business will be difficult because of ChannelHealth's limited operating history. In addition, ChannelHealth's limited operating history means that it has less insight into how technological and market trends may affect its business as evidenced by the loss on goodwill impairment of $5.8 million in the first year of 2000 due to a change in its content strategy. The revenue and income potential of ChannelHealth's business and market are unproven, and its business model is emerging and unproven. ChannelHealth's business and prospects must be considered in light of the risks and difficulties typically encountered by businesses in their early stages of development, particularly those in new and rapidly evolving markets such as the Internet healthcare information industry.

CHANNELHEALTH HAS INCURRED SUBSTANTIAL LOSSES TO DATE AND MAY NOT BE ABLE TO ACHIEVE OR MAINTAIN PROFITABILITY. ChannelHealth has incurred losses since it began operations. ChannelHealth incurred a net loss of $16.2 million in the first nine months of 2000 and a net loss of $5.5 million for the year ended December 31, 1999, and its accumulated deficit through September 30, 2000 was $21.7 million. ChannelHealth cannot be certain if or when it will become profitable. ChannelHealth's failure to become profitable within the timeframe expected by IDX investors or at all may adversely affect the market price of IDX Common Stock. ChannelHealth expects to continue to increase its expenses in an effort to develop its business and, as a result, will need to generate significant revenue to achieve profitability. Even if ChannelHealth does achieve profitability, there can be no assurance that ChannelHealth can sustain or increase profitability on a quarterly or annual basis in the future.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         The legal procedings involving the Company, its subsidiary Channelhealth Incorporated and ProxyMed, Inc. have been settled and terminated.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.  OTHER INFORMATION

         Shareholder Proposals for 2000 Annual Meeting

         As set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, shareholders, proposals submitted pursuant to Rule 14a-8 under the Exchange Act for inclusion in the Company's proxy materials for its 2001 Annual Meeting of Stockholders must be received by the Secretary of the Company at the principal offices of the Company no later than March 7, 2001.

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

(b) On July 20, 2000, the Company filed a report on Form 8-K, reporting the Agreement and Plan of Merger dated July 13, 2000, by and among Allscripts Holding, Inc., Allscripts, Inc., Bursar Acquisition, Inc., Bursar Acquisition No. 2., Inc., IDX Systems Corporation and Channelhealth Incorporated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IDX SYSTEMS CORPORATION



                                              /S/ JOHN A. KANE
Date: November 14, 2000                   By:____________________________
                                             John A. Kane,
                                             Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer and Treasurer
                                             (Principal Financial and
                                              Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:




Exhibit No.       Description                                              Page
-----------       -----------                                              ----

27                Financial Data Schedule                                  31
