Form 10-K
period 2000-12-31
IDX SYSTEMS CORP
filed 2001-04-02
CIK 1001185

________________________________________________________________________________
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________ to __________



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

         40 IDX DRIVE, P.O. BOX 1070, SOUTH BURLINGTON, VERMONT 05403
   (Address of Principal Executive Offices)                   (Zip Code)

                               -----------------

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

                              Yes     X      No   _____
                                  --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [_]

     The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $364,836,958 based on the last reported sale price of the Common Stock on the Nasdaq consolidated transaction reporting system on March 19, 2001.

     Number of shares outstanding of the registrant's class of Common Stock as of March 19, 2001: 28,464,096

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2000, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------

PART I

ITEM 1.   BUSINESS

OVERVIEW

IDX Systems Corporation (IDX or the Company) is a leading provider of information technology for physician groups, hospitals and integrated delivery networks (IDNs). The Company's mission is to use information technology to maximize value in the delivery of healthcare--by improving the quality of patient service, enhancing medical outcomes, and reducing the cost of care. IDX believes there will be a transformation in healthcare driven by information technology, and the Company envisions itself as a key driver of the transformation with software solutions that enable clinicians to access accurate information at all appropriate times and locations in the continuum of healthcare delivery.

IDX products make healthcare administration and clinical practices better through reliable contributions to clinical knowledge and administrative efficiency. IDX strives to provide innovative offerings that will unite providers of healthcare with patients, payors and other partners in the healthcare community. In addition, IDX products promote high-trust relations between healthcare providers and healthcare consumers by empowering providers to make better, more informed decisions using information technology. IDX solutions are designed to enable healthcare providers to save money, time and lives.

As of December 31, 2000, IDX systems were deployed to serve approximately 120,000 physicians and were installed at over 2,600 client sites, including over 260 large group practices with greater than 100 physicians, over 500 small and mid-sized group practices with less than 100 physicians, and more than 300 IDNs representing more than 500 hospitals.

The Company's core business segment, providing information systems and services for group physician practices, hospitals and IDNs, operates under the IDX(R) brand name and consists of hardware sales, software licensing and related services. In April 1999, IDX purchased EDiX Corporation, which IDX operates as another business segment providing medical dictation and transcription services.

In October 1999, IDX announced the organization of its Internet applications and content business segment, formerly referred to as IDX.com, under the name of ChannelHealth. ChannelHealth used Internet technology to integrate content, transactions, and information systems through three product lines, called "channels." In January 2001, IDX sold ChannelHealth and its "Physician Channel" business, which delivers clinical solutions to physician practices, to Allscripts Healthcare Solutions, Inc. (Allscripts), a leading provider of clinical hand-held technology in a merger transaction pursuant to which a wholly owned subsidiary of Allscripts merged with and into ChannelHealth, making ChannelHealth a wholly owned subsidiary of Allscripts. As a result, IDX will no longer report as a separate business segment the Internet services and content business of ChannelHealth.

IDX retained ChannelHealth's "eCommerce Channel" service, now called "IDX eCommerce Services(SM)," which provides applications for processing financial electronic data interchange transactions (EDI), such as claims submission and payment, and ChannelHealth's "Patient Channel" service, now called "Patient Online(R)", which provides Internet connectivity between healthcare consumers and providers. The eCommerce service business and the Patient Online service business will be reported under IDX Information Systems and Services business segment. Also, IDX has a ten-year strategic alliance with Allscripts, whereby IDX markets ChannelHealth's Physician Channel service, now called "Touchworks Enterprise(TM)," and other Physician Productivity Tools offered by Allscripts, to the IDX physician practice management systems customers on an exclusive basis.

IDX financial, administration, and patient access solutions are generally packaged as IDXtend(R) or Group Practice Management System(TM) (GPMS(TM)).

Clinical solutions are generally packaged as the LastWord(R) System.

IDX's radiology and imaging products are marketed as IDXrad(TM) and Imaging Suite(TM). Through a five-year strategic alliance agreement with Stentor, Inc., the Company markets iSite Enterprise(TM), iSite Radiology(TM) and iVault(TM)

IDX sells the EDiX(TM) line of medical dictation and transcription services to IDNs, hospitals, and physician groups.

Through the Company's strategic alliance with Allscripts, IDX markets Allscripts' ChannelHealth clinical products and other physician productivity tools to IDX's practice management systems customers.

IDX was incorporated in Vermont on June 2, 1969. The Company's executive offices are located at 40 IDX Drive, South Burlington, Vermont 05403-1070 and its telephone number is (802) 862-1022.

INDUSTRY BACKGROUND

Healthcare costs in the United States have risen over the past two decades relative to the overall rate of inflation. While reimbursement for healthcare has historically been based on a fee-for-service model of payment, managed care organizations and other payors utilize alternative reimbursement models that shift the financial risk of delivering healthcare from payors to both physicians and institutional providers. The Company believes that pressures to control costs have contributed to the movement of care from more expensive inpatient settings, such as hospitals, to ambulatory settings. Further, IDX believes that ambulatory care providers, particularly physician groups, continue to deliver the majority of healthcare services, bear an increasing share of financial risk and control a substantial portion of total healthcare resources.

Over the past decade, individual physicians, physician groups and other ambulatory care providers joined and affiliated with other physicians, managed care organizations, hospitals and other enterprises to form larger healthcare organizations known as IDNs. These organizations have been formed to manage the continuum of healthcare services for population groups across both inpatient and ambulatory settings to improve quality and reduce costs for patients and members.

IDX believes smaller physician groups will continue to form relationships to consolidate information technology and practice management functions. The Company also believes many existing large physician groups are growing and their information technology needs are becoming increasingly complex. The Company expects the total number of IDNs to remain stable, but the Company expects existing IDNs to continue to grow by expanding their market coverage through the acquisition of hospitals, with a resulting increase in their needs for information technology integration. The Company believes a key operational principle for healthcare organizations will be to control and influence the complete treatment of a patient during an episode (or entire lifetime) of care, regardless of the organization's legal structure or sources of payment for care.

IDX expects that continued growth in Internet usage will have a profound impact on healthcare for both patients and providers. While commercial health websites offer consumers valuable insights and increased involvement in their own health issues, the Company believes healthcare organizations will be concerned that patients may rush to clinical judgment based on incomplete, incorrectly interpreted, or even inaccurate information. In addition, the Company believes healthcare organizations will be concerned that use of commercial health websites by patients will undermine the personal and local relationship between patients and physicians. The Company expects these organizations will need to use the Internet to establish and cultivate online relationships with patients that will improve the effectiveness of healthcare delivery and enhance physician-patient relationships.

IDX believes broad use of Web technology presents an opportunity to benefit all constituencies in healthcare, strengthening the relationship between patients and physicians, enabling physicians to improve the coordination and quality of care and connecting healthcare organizations with trading partners to increase efficiency and save money.

IDX believes increased consumer, government, employer and payor awareness of the high incidence and resulting cost of medical errors will result in increased interest in clinical information systems. According to the report published by the Institute of Medicine (IOM) of the National Academies, between 44,000 and 98,000 unnecessary deaths result in the United States each year from errors in medical treatment, making medical errors the eighth leading cause of death, ahead of automobile accidents, breast cancer, and AIDS. Aside from human costs, the total financial cost of medical errors has been estimated at up to $8 billion per year. A significant portion of medical errors result from incorrect administration of medications - the wrong drug (often stemming from misinterpreted handwriting or medications with similar sounding names), the wrong dosage, or unanticipated interactions with other drugs or patient conditions that were not noted. The Company believes online information processing, specifically computerized physician ordering of medications, can decrease the incidence of adverse drug events resulting from medication errors.

In a follow-up report issued by the IOM in March 2001, the IOM reiterated the urgency of reducing medical errors, but stated that the United States healthcare system is plagued with even deeper quality problems, which together detract from the "health, functioning, dignity, comfort, satisfaction and resources of Americans." The use of information technology to support clinical and administrative processes is prominent in the report's recommended strategies to improve the overall quality of healthcare within the next ten years. The Company anticipates that increased use of information technology will be a significant factor in driving industry practices to higher quality standards.

Healthcare organizations face increasing regulation and scrutiny by federal, regional and local authorities. Compliance with regulations governing healthcare cost reimbursement, insurance and administration impose financial burdens on healthcare organizations. Managed care and payor rules continue to grow in number and complexity. Recently, proposed and final regulations published under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) have created significant operational challenges to healthcare providers and payors. IDX believes well designed, up-to-date information solutions can play significant roles in complementing the implementation of healthcare organizations' internal compliance policies.

STRATEGY

To accomplish its mission, IDX has positioned itself to make a contribution to the transformation of healthcare with software solutions that connect clinicians to accurate information at appropriate times and locations in the continuum of healthcare delivery. IDX develops software that is intended to save money, time and lives by making healthcare administration and clinical practices better through smart, efficient, and reliable products. IDX strives to provide innovative offerings that will unite providers of healthcare with patients, payors, and other partners in the healthcare community. In addition, IDX products are intended to promote high-trust relations between healthcare providers and healthcare consumers by empowering providers to make better, more informed decisions using information technology.

The IDX strategy includes building on its success as a leading vendor of comprehensive administrative and financial information systems and leveraging the reputation of its LastWord clinical system product to create increased opportunities for a wide range of information systems solutions. IDX believes that information systems can play a significant role in supporting regulatory compliance efforts of healthcare organizations and IDX offers products and services to address these efforts.

IDX will seek to position EDiX as a vendor of comprehensive medical dictation and transcription services, on an outsourcing basis, to take advantage of opportunities where customers seek to reduce costs in non-core areas.

IDX believes that the combined strengths of IDX clinical, financial and administrative products and EDiX medical dictation and transcription services position IDX to provide high-value, comprehensive technologies to healthcare organizations, with an emphasis on clinical excellence, Internet connectivity, and support of compliance efforts.

KEY ELEMENTS OF IDX'S STRATEGY ARE:

MARKET CLINICAL PRODUCTS AS COMPREHENSIVE CLINICAL SOLUTIONS. The Company offers a broad range of clinical products, including the LastWord clinical system, IDXtend patient service applications, EDiX medical dictation and transcription services, and IDXrad radiology information system. The Company will continue to invest in the LastWord system product improvements to include enhancements to ambulatory clinical workflow, nursing workflow, physician order entry, expert systems for decision support, structured text capabilities and pharmacy and medication management workflow. The Company seeks to differentiate its clinical solutions by emphasizing the broad range of clinical functions available from the combination of its diverse offerings.

PROVIDE PRODUCTS THAT SUPPORT REGULATORY AND COMPLIANCE EFFORTS. IDX believes information tools supporting regulated customer business practices will be beneficial to customers seeking greater reliability and predictability of their business practices. The Company has invested in automated work flows, primarily in its financial and clinical products, that can be tailored by healthcare organizations to complement their internal regulatory compliance policies and efforts. The Company will market this complementary functionality as tools to assist healthcare organizations in implementing their own regulatory compliance policies.

PROVIDE ROBUST SOLUTIONS TO MEET THE NEEDS OF IDNS. The Company will continue investments in the integration of the ambulatory and acute care components of IDXtend and the LastWord clinical system to meet IDN enterprise requirements for clinical and administrative processes that span complex healthcare enterprises. The Company believes market acceptance of the LastWord clinical system will provide opportunities to expand its market position in the IDN market. The Company expects its relationships with prestigious medical groups and academic medical practices that are affiliated with hospitals will enhance opportunities to cross sell the LastWord clinical system enterprise functionality.

PROVIDE PRODUCTS AND SERVICES TO IMPROVE FINANCIAL AND OPERATIONAL PERFORMANCE. Many large healthcare organizations continue to experience significant financial and regulatory pressures, yet must stay very focused on improving their patients' experience. The company will continue to invest in its IDXtend product line to provide integrated enterprise-wide financial and patient management solutions that can significantly improve the operational and financial performance of the large complex healthcare organization.

EXPAND MEDICAL GROUP PRACTICE MARKET SHARE. The Company seeks to expand its group practice market leadership by increasing sales efforts in the smaller and mid-sized group practice market. In addition, the Company expects to market a combination of group practice products and consulting services as combined solutions or "programs" to address the needs of the group practice market to continue to achieve efficiency and reduce costs. IDX expects to design programs to deliver solutions to administrative problems involving patient flow, financial flow, and decision support. IDX plans to incorporate consulting services to measure organizational and solution performance against industry best practices into these programs. IDX Patient Online and eCommerce services as well as Allscripts' TouchWorks suite of solutions will incorporate physician and business services into the core practice management offerings. By emphasizing integration among the LastWord clinical system, IDXtend, and IDXrad, the Company expects to target independent imaging centers and group practices with large radiology components.

ACCELERATE DELIVERY OF PRODUCTS AND SERVICES. Increasingly competitive pressures on healthcare organizations are creating a need for a faster return on investment in information solutions. At the same time, customers are responding to the increasing complexity of information technology with requests for more consultative assistance in the area of systems implementations. To address these needs, the Company has developed an improved implementation process called "IDXpedite," which uses a consultative process to align prioritized business objectives directly to system functionality. Through detailed project scoping, consultation, and the use of prototypes in the design phase, IDXpedite will allow customers to go-live on key functionality more quickly and reduce overall implementation time.

MARKET A COMPREHENSIVE EHEALTH SOLUTION. IDX believes that to take advantage of Internet capability, a comprehensive healthcare information system must access the essential financial, clinical, and administrative data residing in practice management and clinical systems. Through enabling technologies, IDX will provide the essential "backbone" to bring data from both IDX and non-IDX systems to a single, integrated Web desktop. The Company will market its systems such as Patient Online, the LastWord system and IDXtend, as a physician desktop that integrates essential medical workflow and a broad range of content and transactions. IDX's core financial, administrative, and clinical solutions, combined with the Ambulatory Clinical Solutions from Allscripts TouchWorks suite, and EDiX's transcription services will deliver a broad information system solution to physician group practices, management service organizations, academic medical centers, hospitals, and IDNs.

PRODUCTS AND SERVICES

IDX offers a comprehensive suite of information technology solutions to help healthcare organizations improve the quality and reduce the cost of care delivery.

IDX products provide a wide range of offerings for healthcare organizations, including electronic medical records, practice management systems, acute care systems, imaging, transcription, and connectivity services. Key healthcare processes automated by IDX solutions include:

 .    financial and managed care functions such as billing, collections, benefit management, contract management, and data analysis
 .    administrative functions such as scheduling, registration, and visit management
 .    clinical functions such as medical records, transcription, laboratory, pharmacy, and radiology information management.


Below is a description of IDX and EDiX products and services as of February 28, 2001.


Products and Services of Information Systems and Services Business Segment
--------------------------------------------------------------------------

Please see Note 4 to the Consolidated Financial Statements for the revenues, profits and losses for the Information Systems and Services business segment for each of the last three fiscal years.

IDXtend(R) is a comprehensive, integrated software suite that includes
----------
enterprise solutions (Visit Management(TM), Enterprise-wide Scheduling(TM), Patient Accounting, Anesthesia & Radiology Billing, Transaction Editing, Claims Management and Charge Routing, and e-Commerce/EDI) and practice management solutions (Scheduling, Ambulatory Visit Management(TM), Transaction Editing, Physician Billing and Accounts Receivable, and Managed Care).

The IDXtend product line provides "new and proven" solutions for financial and patient management across the delivery network. IDXtend is unique in its ability to integrate the financial and patient management operations of today's complex healthcare organizations, including hospitals, physician practices and managed care operations. IDXtend's entire focus is the improvement of operational performance, conformance with regulatory requirements and maximization of patient access and satisfaction.

IDXtend for the Web leverages the robust functionality of the IDXtend product line, while providing the benefits of advanced Web technology. The IDXtend product includes integrated support for a Service Oriented Architecture --an Internet standard XML-based approach to access IDXtend information and services. The Service Oriented Architecture is vital to the complex information processing requirements of large physician practices and integrated delivery networks that increasingly rely on e-business and other requirements for cross-platform interoperability. IDXtend's implementation of a Service Oriented Architecture is Healthcare Objects(TM). Healthcare Objects provides PDA (personal data assistant) support for clinician schedules, resources for opening IDX data and services for external use, and tools for accessing IDXtend information in new ways.

IDX is committed to InterSystems' new Cache platform, which is designed to meet the most demanding healthcare enterprise needs for high-availability and scalability.

Other IDXtend products include Image Xchange(TM) (IMX(TM)) and Enterprise Index
(EI) for IDXtend(TM). Image Xchange is a vertically integrated, electronic document capture and storage solution designed to provide customers with the financial and efficiency benefits of a paperless work environment. EI for IDXtend checks for duplicate patient records during the registration process. Identifying and preventing duplicate patient records saves money and improves care. EI for IDXtend enables IDXtend to serve as the registration engine and Master Person Index (MPI) for the enterprise, eliminating the need for costly hardware and duplicated interfaces associated with a separate MPI product. The Analyzer(TM) decision-support product provides an enterprise-wide relational data warehouse for IDXtend.

The LastWord(R) Enterprise System provides comprehensive and integrated
---------------------------------
clinical, administrative and financial applications to hospitals and IDNs , offering clinicians an interdisciplinary approach to care management with a cross-continuum patient record and access to a structured medical knowledge database.

The LastWord system is powered by a patient-centered database, providing the tools, utilities and applications to build a true electronic medical record. The LastWord system runs on Tandem, a Compaq NonStop(TM) server platform that offers industry-proven reliability, scalability and fault-tolerance that supports around-the-clock operations.

Enterprise View data repository adds decision support capabilities to the LastWord system by performing retrospective analyses on medical outcomes, cost outcomes, patient satisfaction and quality of life issues. The Picis(R) Critical Care system "bridges the gap" by providing complete documentation tools for patients in a critical and monitored care setting.

The LastWord system Web Framework facilitates information flow into and out of patient records using a Windows-style user interface. The LastWord system's design and Web-based architecture help reduce training time and enhance user interaction with the system. Clinical Information Management applications in LastWord serve clinicians in a variety of inpatient and outpatient settings. Automated workflow tools support caregiver activities such as assessments, charting, and patient classification while protocols and outcomes management is supported through access to a structured medical knowledge database. Additional applications support population health management and provide comprehensive order management and results reporting, supporting Physician Order Entry. Other applications include Scheduling (to balance patient needs and clinical workflow), Pharmacy (to increase efficiency while decreasing medical errors), Emergency Department (to improve patient flow management and integrate care activities with the patient's long-term record) and Image Access (which provides access to notes, diagnostic reports and images).

Administrative and Financial Information Management applications work to impart a complete financial and administrative solution. Patient Accounting captures billing details in the patient record and produces claim forms and reports, while supporting compliance with regulatory requirements. Management Reporter creates queries and retrieves data needed for departmental management and tactical analysis. Intercept detects payer underpayments, assists in evaluating future contract profitability and focuses on collection activities. Interactive Eligibility Interface increases cash flow, reduces administrative costs and enhances patient satisfaction by automating insurance verification. Medical Records automates activities related to releasing patient record information to external requesters, including tracking, billing and collection.

Group Practice Management System(TM) (GPMS(TM)) provides a comprehensive
--------------------------------      ----
solution to address sound financial management, administrative efficiency, clinical excellence, and patient satisfaction for the small to mid-size group practice and Management Service Organization marketplace of up to 100 physicians. GPMS helps group practices and MSOs streamline patient flow and business processes at every step in the delivery of care such as scheduling, registration, billing, collections, referrals, and reporting. Relational reporting using Microsoft(R) SQL Server and Cognos(R) tools turn data into meaningful information for decision makers, and built-in integration with the ChannelHealth(R) Ambulatory Clinical solutions provides seamless access to the full range of clinical information.

GPMS is deployed in a Web-based format designed to meet customers' growing information needs. Key components of the technology foundation include an advanced Web-based architecture, the UNIX operating system, and a relational database reporting platform.

Complementary GPMS products include Image Xchange (IMX), IDX eCommerce Services, and Ingenix ClaimsManager(TM). IMX, an electronic document capture solution, creates images and collects data from those images for direct filing into GPMS, effectively replacing manual data entry. Through IDX eCommerce Services, IDX offers a HIPAA-ready EDI solution to handle customer claims, remittances, statements, claims status, and eligibility requirements. Through its relationship with Ingenix, The Company provides full integration of the GPMS billing application with the Ingenix ClaimsManager(TM) system. This combination offers the sophisticated claims analysis and correction capability required for timely reimbursement in today's regulatory environment.

In addition to the traditional turnkey model, GPMS is available in the application service provider (ASP) model. This application hosting arrangement enables customers to purchase GPMS software applications on a subscription basis that are deployed over the Internet and/or a private network. Users access the applications through a standard Web browser interface.

IDXrad(TM) automates and manages a radiology department's clinical, demographic,
---------
administrative, billing, scheduling, and image management information. Built on Web architecture, IDXrad is a relational, scaleable, N-tiered solution designed to streamline workflow and improve operational efficiency. Its Web architecture is designed for economy, accessibility, flexibility of implementation, and easy expansion within and among facilities.

The IDXrad Paperless Worklist Module provides centralized, electronic access to all worklists and tools, facilitating unified information across the enterprise in a Web-based environment.

The IDXrad Master Patient Index (MPI) links a patient's multiple medical records across multiple organizations to present a complete clinical patient history. With comprehensive image management, IDXrad users can readily identify locations of a patient's images - whether film-based or digital - without accessing a separate database.

IDXrad includes a Mammography Administration Module that provides quality assurance data to help users meet the Mammography Quality Standards Act (MQSA) requirements.

The Imaging Suite(TM) integrates patient and clinical information with third-party modality and archiving functions. It enables bi-directional communication among Radiology Information Systems (RIS), Picture Archiving Communication Systems (PACS), and modalities to facilitate the transition from a film-based department to a digital imaging environment.

IDX has an alliance with Stentor, Inc. to jointly develop a Medical Image and Information Management System (MIMS) combining the advanced intelligence of the Imaging Suite with the innovative image distribution technology of Stentor's iSite(TM) solution. This one database solution is expected to significantly improve the accessibility and timeliness of radiology imaging studies while reducing the high capital expenditures associated with PACS or traditional film-based systems.

Patient Online(R) (formerly The Patient Channel) includes Web-based tools that
--------------
enhance the relationship between the physician and the patient by providing patient access to physicians' websites for online appointment scheduling, secure messaging, prescription renewal processing, referral requests, account balance inquiry and payment, and online test results. These tools are branded under the customer's own Web site presence to allow them to produce well-rounded valuable internet services for their patients to increase patient retention and satisfaction with the provider or hospital organization.

IDX eCommerce Services(SM)  provides Internet applications and services to help
-------------------------
manage the financial and administrative aspects of care delivery enabling healthcare organizations to interact electronically with payers. By establishing a single connection through IDX eCommerce Services, customers will be linked electronically to over 800 payers for the processing of transactions. Available transactions are claims, remittance advice, and eligibility. Customers no longer need to expend their own resources to connect directly with numerous individual payers. This "one-stop-shopping" approach for connectivity will simplify the process of exchanging information and reduce the technological barriers that customers often face when implementing an EDI solution.


Medical Dictation and Transcription Services Business Segment
-------------------------------------------------------------

Please see Note 4 to the Consolidated Financial Statements for the revenues, profits and losses for the Medical Dictation and Transcription Services business segment for each of the last three fiscal years.

MEDICAL DICTATION AND TRANSCRIPTION SERVICES FROM EDIX

The EDiX services employ innovative technology and an advanced digital voice-capture system to automate the medical transcription process and deliver fast, accurate electronic medical records. EDiX's network is a secure, private national network connecting clients with a national pool of highly trained medical transcriptionists (MTs) located throughout the continental United States.

EDiX is one of the nation's largest transcription services companies, with more than 2,000 MTs producing and securely delivering over 40 million lines of medical transcription every month. EDiX serves over 100,000 physicians at more than 200 health systems and physician groups throughout the United States. EDiX's network is at the service of healthcare clients 24 hours a day, 7 days a week. Transcribed reports can be immediately integrated with a facility's electronic patient record system.

Health systems and physician practices look to EDiX's full outsourcing solution to help reduce costs and report turnaround time, increase quality, and improve physician satisfaction. EDiX provides, installs, supports and maintains its state-of-the-art digital dictation system and management reporting equipment on-site at each facility, eliminating the facility's own capital equipment and maintenance costs. EDiX's network is designed to increase workflow efficiencies, enabling clients to monitor and control costs via real-time tracking of every job. By using EDiX as an outsourcing solution, our customers can eliminate their in-house MT staffing and benefit costs.

To achieve one of the highest quality and accuracy levels in the industry, EDiX uses a system of internal quality checks, both systematic and managerial, along with automatic monitoring of regulatory changes. Performance is documented and measured via monthly quality and accuracy reports to the client.

EDiX provides round-the-clock, toll-free telephone support for both operational and technical issues. The EDiX technical support team performs remote diagnostics and maintenance on a daily basis to proactively identify potential problems at each of our customer sites of service. Committed to complete customer service, EDiX assigns each client a local account manager, with the ability to respond to any call. The account manager understands each facility's needs, provides on-site training and technical support as needed during implementation, then continues to provide these services on an ongoing basis, including ongoing dictation training for physicians and staff.


BUSINESS RELATIONSHIPS

Allscripts Healthcare Solutions, Inc.
-------------------------------------
In January 2001, IDX entered into a ten-year strategic alliance with Allscripts to cooperatively develop, market, and sell integrated clinical and practice management products. The agreement between IDX and Allscripts prohibits IDX from formally collaborating with another partner to integrate GPMS or IDXtend products with products that would compete with the Allscripts products. Allscripts may not develop any practice management products or enter into a similar collaborative relationship with certain IDX competitors. The alliance will enable IDX and Allscripts to offer a hand-held solution that logically fits into the physician workflow.

Stentor, Inc.
-------------
In November 2000, IDX formed a five-year alliance with Stentor to jointly develop a medical image and information management system (MIMS) combining the advanced intelligence of the Imaging Suite with the innovative image distribution technology of Stentor's iSiteTM solution. This single database solution is designed to improve the accessibility and timeliness of radiology imaging studies while significantly reducing the high capital expenditures associated with PACS or traditional film-based systems. The overall solution includes the following components:

  iSite Enterprise.  A Web-based enterprise-wide medical image and information
  ----------------
  system that enables clinicians and referring providers access to full-fidelity images anytime, anyplace, on-demand across existing networks.

  iSite Radiology.  A specialized workstation designed for radiologists that
  ---------------
  includes a revolutionary navigation control panel where all user interface control is managed on a separate monitor, dedicating the diagnostic monitor space for image display.

  iVault.  A long-term medical image storage device designed to also accommodate
  ------
  immediate accessibility of images for users.

Picis
-----
Picis is a provider of documentation tools for use in patient care in critical and monitored care settings. Through a reseller agreement, the Company has been distributing the Critical Care system from Picis since 1995.

Compaq
------
Compaq is a leading provider of hardware and operating system software used by a majority of the applications offered by IDX. The IDXtend suite of applications operates on Compaq's Alpha platform using the OpenVMS operating system. The LastWord suite of applications is powered by Compaq's NonStop Himalaya (Tandem) platform. A number of other IDX applications, including Healthcare Objects, Analyzer (TM), IDXRad v10, and Imaging Suite operating on Microsoft NT and SQL Server, are powered by Compaq's Proliant platform.

IBM
---
IBM is a leading provider of hardware and operating systems software used by many of the applications offered by IDX. The IDXtend and GPMS suite of applications operates on the RISC System/6000 platform using the AIX operating system. A number of other IDX applications, including Healthcare Objects, Analyzer, IDXRad v10, and Imaging Suite, are powered by IBM's Netfinity servers using Microsoft NT and SQL Server.

Intersystems
------------
IDX uses Intersystems' database offerings exclusively for its IDXtend suite of products. These database systems include OpenM and Cache.

Microsoft
---------
The Microsoft product suite is used in many different areas of IDX. Internally, Windows NT, SQL Server, Internet Explorer and Office Professional are the standards. IDXrad uses NT, SQL Server and Internet Explorer as the platform for its flagship products. IDXtend offers a number of applications that are available on the Microsoft platform.

Healtheon/WebMD
---------------
On June 8, 2000, the Company entered into an agreement with WebMD Corporation pursuant to which WebMD agreed to provide electronic transaction services to the Company. Simultaneously, WebMD and ChannelHealth (formerly a subsidiary of the Company and now a subsidiary of Allscripts Healthcare Solutions, Inc.) entered into an agreement pursuant to which WebMD agreed to provide electronic transaction services and content to ChannelHealth. Pursuant to the agreement with ChannelHealth, WebMD's content is to be integrated into ChannelHealth's Physician Channel and Patient Channel Internet services. The Patient Channel, together with ChannelHealth's eCommerce Channel, were transferred to the Company in connection with its strategic alliance with Allscripts. WebMD further committed to a multi-million dollar campaign promoting the Company and ChannelHealth products and services that incorporate WebMD content and transactions. WebMD has recently informed the Company that it believes ChannelHealth and the Company will be not be able to perform their obligations to WebMD in light of the Company's strategic alliance with Allscripts. WebMD also stated that it would seek to terminate its agreement with ChannelHealth and propose a "restructured" relationship with the Company. The Company, ChannelHealth and Allscripts are discussing such proposal and are negotiating at this time. The Company believes that the performance of its agreement with WebMD will not be impaired by the strategic alliance with Allscripts and that WebMD does not have a basis for unilateral termination of the ChannelHealth agreement or restructuring the Company agreement. If the WebMD agreement with the Company is restructured, it is possible that the benefit of a strategic relationship with WebMD might be less than anticipated or not realized at all.

SERVICES

IDX maintains a Client Services organization to install its products and to support and provide professional, technical and other consulting services to its client base. IDX has the consulting expertise desired by the growing number of larger and more sophisticated healthcare enterprises as they reengineer healthcare delivery processes and deploy information systems to support these processes. The service organization is experienced at installing and supporting systems in very large organizations with thousands of computer users across multiple departments.

Installation Services. IDX installation representatives work with clients
---------------------
to optimize the use of IDX products to meet specific business needs. Services include project management, train-the-trainer programs, best practices comparison to other IDX clients, and systems conversion and implementation assistance.

Maintenance Services. IDX provides ongoing software support to substantially all
--------------------
of its clients of IDXtend and the LastWord system products under contracts that are typically for a term of one or more years. These contracts generally renew automatically unless terminated at the option of either the client or IDX. Software maintenance services consist of providing the client with certain new software releases, on an "if and when available" basis, and general support, including error corrections and telephone consultation. Software maintenance services are generally available either on a 24-hour-a-day basis or during normal business hours.

Professional and Technical Services. IDX offers professional and technical
-----------------------------------
services to assist clients in building an information infrastructure to operate in a complex and changing healthcare environment. The work performed by IDX includes information systems planning, process redesign, project management, contract programming, network design, education and training. These value-added services, combined with IDX systems expertise, enable IDX to support its clients' efforts to develop consistent enterprise-wide systems and processes. Through these services, IDX believes it strengthens its relationship with clients, builds a knowledge base of best practices in the use of IDX systems, and gains information regarding future client needs.

The following sets forth a description of the services provided by the IDX consulting organization:


Professional Services of Information Systems and Services Business Segment
--------------------------------------------------------------------------
  The Laureate Group
  ------------------
  Consulting services for all the LastWord system applications, implementation process, project management, technical (systems and report writing), expert rules, upgrades, release migration, programming and best practices.

  The Huntington Group
  --------------------
  Consulting Services in the areas of application consulting, contract programming, process redesign, organization change management, outsourcing and systems integration across the enterprise. Diagnostic assessments to improve operational and financial performance and ensure adherence to HIPAA regulatory requirements have resulted in significant returns on investment for IDX clients.

  Radiology Consulting Services
  -----------------------------
  System analysis and process redesign for radiology groups.


SALES AND MARKETING

IDX sells its products and the services of EDiX exclusively through a direct sales force. The majority of IDX's sales calls are in response to requests for proposals. IDX generates these requests and other sales primarily through referrals from clients and consultants. IDX also seeks to enhance market recognition through participation in industry seminars and tradeshows, its Web site, direct mail campaigns, telemarketing and advertisements in trade journals. IDX products typically have a 3-to-18 month sales cycle for new client sales.

No single customer accounted for more than 10% of IDX's annual revenues in fiscal 1998, 1999 or 2000.

At December 31, 2000, the Company had total backlog of $399.9 million, including $129.8 million attributable to systems sales and $270.1 million attributable to services. Systems sales backlog consists of fees due under signed contracts that have not yet been recognized as revenues. Service backlog represents contracted software maintenance services, consulting services, remote computing service fees and medical transcription service fees for a period of 12 months. At December 31, 1999, the Company had total backlog of $340.6 million including $110.2 million attributable to systems sales and $230.4 million attributable to services. Of the total 2000 backlog of $399.9 million, the Company expects that $45.1 million will not be fulfilled in 2001.


PRODUCT DEVELOPMENT

To ensure that its products continue to meet the evolving needs of the healthcare industry, IDX allocates a significant portion of annual revenues to research and development. IDX's research and development expenses for the fiscal years 1998, 1999 and 2000 were $47.3 million, $53.2 million, and $49.4 million respectively.

IDX's product development activities include enhancement of existing products and the development of new products, as well as the implementation of new technologies. IDX is devoting significant resources to integrating the LastWord system and IDX products and expanding its Web-based architecture. IDX is also currently migrating its products to the Web-based thin-client architecture. IDX's development process is focused on building components for its integrated product rather than on stand-alone products. These components can be integrated and configured to address specific client needs.

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

Information Systems and Services Business Segment
-------------------------------------------------
Certain of IDX's competitors have greater financial, development, technical, marketing and sales resources than IDX and have a greater penetration into segments of the market in which IDX competes. In addition, as the markets for IDX's products and services develop, additional competitors may enter those markets and competition may intensify.


Medical Dictation and Transcription Services Business Segment
-------------------------------------------------------------
For EDiX's dictation and transcription services, competition consists of several national competitors and an estimated 1,000 to 1,500 local and regional competitors. In addition, EDiX must compete against in-house transcription departments for those healthcare providers who do not currently outsource transcription.

PROPRIETARY RIGHTS AND LICENSES

IDX depends upon a combination of trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. IDX distributes its products under software license agreements that grant clients a nonexclusive, nontransferable license to use IDX's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of IDX's products. IDX utilizes a variety of intellectual property rights that are licensed from third parties.


EMPLOYEES

At December 31, 2000, IDX and its subsidiaries employed 3,790 full-time employees, of which 1,735 were employed in its EDiX business segment, and we believe our relations with employees are good. No employees are covered by a collective bargaining agreement.


ITEM 2.  PROPERTIES

The Company's principal corporate offices are located at 40 IDX Drive, South Burlington, Vermont 05403. The Company maintains sales, research and support facilities in South Burlington, Vermont; Boston, Massachusetts; and Seattle, Washington. The Company maintains regional sales and support offices in the greater metropolitan areas of Arlington, Virginia; Chicago, Illinois; Dallas, Texas; San Francisco, California; Deerfield Beach, Florida; Atlanta, Georgia; San Diego, California; Louisville, Kentucky and Hammersmith, London, United Kingdom. The Company owns two office buildings in South Burlington, Vermont, consisting of approximately 69,500 square feet of office space. The Company leases all of its other facilities which, in the aggregate, constitute approximately 746,000 square feet of office space. The Company's leases expire between March 31, 2001 and December 31, 2014. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required. The Company is currently negotiating to acquire the Company's headquarters land and buildings, consisting of approximately 112,000 square feet (currently leased) of office space in South Burlington, Vermont for approximately $15 million from BDP Realty, a related entity that is included in the Company's consolidated financial statements. The Company is nearing completion on construction of a 90,000 square foot expansion of its corporate headquarters facility in South Burlington, Vermont, for a total project cost of approximately $16 million.

ITEM 3.  LEGAL PROCEEDINGS

On January 18, 2001, the Company commenced a lawsuit against Epic Systems Corporation, a competitor of the Company, the University of Wisconsin Medical Foundation (the Foundation), and two individuals claiming, among other things, that trade secrets of the Company involving its IDXtend medical group practice system were wrongfully disclosed to, and misappropriated by, Epic in a series of meetings that took place in 1998 and 1999. All of the defendants deny the Company's claims. The Company's lawsuit seeks damages and injunctive relief and was brought in the United States District Court for the Western District of Wisconsin and is entitled, IDX Systems Corporation v. Epic Systems Corporation, et al., No. 01C-0037-S. The Foundation has brought a counterclaim against the Company claiming that its lawsuit interferes with a contract between the Foundation and Epic, and that the confidentiality provisions in IDX's contracts with the Foundation are invalid. The counterclaim seeks damages and declaratory judgment. The Company denies the counterclaim. The lawsuit is in the preliminary stages of discovery.

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

             Executive Officer               Age         Position
             ----------------                ---         --------

             Richard E. Tarrant              58          Chief Executive Officer and Director

             James H. Crook, Jr.             44          President and Chief Operating Officer

             Robert W. Baker, Jr., Esq.      52          Vice President, General Counsel, and Corporate Secretary

             Gene H. Barduson                62          Vice President, EDiX Business Unit

             Vicki S. Blanchard              47          Vice President, Integrated Solutions Division

             Robert F. Galin                 56          Senior Vice President, Sales

             Stephen C.  Gorman              35          Vice President, Systems Division

             John A. Kane                    48          Vice President, Finance and Administration,
                                                         Chief Financial Officer, and Treasurer

             Walt N. Marti                   45          Vice President, Radiology and Imaging Solutions Division

Mr. Tarrant co-founded the Company in 1969 and served as the President from June 1969 to February 1999. He has served as Chief Executive Officer of the Company and as a Director since 1969. Mr. Tarrant served as a member of the Board of Trustees for the University Health Center (Vermont), an academic medical center, from July 1988 to December 1994 and as Chairman of the Board of Trustees for the University Health Center (Vermont) from 1992 to 1994. Mr. Tarrant is also a member of the Board of Directors of Allscripts Healthcare Solutions, Inc.

Mr. Crook, who joined the Company in April 1981, served as Vice President of the Company from June 1984 to February 1999. He served as a Director of the Company from July 1984 to June 1995. He has served as President and Chief Operating Officer since February 1999.

Mr. Baker joined the Company as General Counsel and Secretary in July 1989. He has served as Vice President since April 1996.

Mr. Barduson has served as Vice President of the Company since December 1999. Prior to the acquisition of EDiX Corporation by the Company in April 1999, Mr. Barduson served as President and Chief Executive Officer of EDiX. Since the acquisition of EDiX, Mr. Barduson has served as Vice President of EDiX. Prior to joining EDiX, Mr. Barduson served as Vice President of Western Operations and National Health Services for Shared Medical Systems Corporation.

Ms. Blanchard, who joined the Company as a customer support representative in April 1983, has served as Vice President since December 1999. Prior to that time, Ms. Blanchard served the Company in various capacities, including Manager of Development, Manager of Product Implementation, Manager of Customer Support, Director of Merger Integration, National Manager of Installations and Eastern Regional Manager of Customer Support.

Mr. Galin has served as Senior Vice President, Sales since June 2000 and served as Vice President, Sales since August 1992. He served as Director of Sales from April 1982 to August 1992.

Mr. Gorman, who joined the Company as a sales representative in June 1991, has served as Vice President since December 1999. Prior to that time, Mr. Gorman served the Company in various capacities, including Southeast Region Operations Manager from 1995 to 1997, and National Operations Manager from 1997 to 1999.

Mr. Kane has served as the Vice President, Finance and Administration, Chief Financial Officer and Treasurer since joining the Company in October 1984. Mr. Kane is a C.P.A.

Mr. Marti, who joined the Company as a sales representative in March 1989, has served as Vice President since December 1999. Prior to that time, Mr. Marti served the Company in various capacities, including Sales Manager of Systems Division, Regional Manager of Systems Division and Directors of Sales of Radiology Imaging Solutions Division.

Each officer serves at the discretion of the Company's Board of Directors. There are no family relationships among the named officers.

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



                Quarter/Year                            High             Low
-------------------------------------------------------------------------------
                                                               1999
                                                               ----
     First Quarter 1999                               $46.63          $13.75
     Second Quarter 1999                              $28.13          $12.44
     Third Quarter 1999                               $24.44          $18.13
     Fourth Quarter 1999                              $32.75          $15.63

                                                               2000
                                                               ----
     First Quarter 2000                               $49.13          $26.56
     Second Quarter 2000                              $28.00          $10.38
     Third Quarter 2000                               $19.38          $12.63
     Fourth Quarter 2000                              $33.75          $15.88

On March 19, 2001, the Company had approximately 583 stockholders of record. (This number does not include stockholders for whom shares are held in a "nominee" or "street" name.) On March 19, 2001, the closing price of the Company's Common Stock on the Nasdaq National Market was $18.1875.

The Company has never declared or paid a dividend and the Company anticipates that all future earnings will be retained for development of its business and will not be distributed to stockholders as dividends. Restrictions or limitations on the payment of dividends may be imposed in the future under the terms of credit agreements or under other contractual provisions. In the absence of such restrictions or limitations, the payment of any dividends will be at the discretion of the Company's Board of Directors.

(b) Recent Sales of Unregistered Securities. On May 15, 2000, the Company issued a total of 2,576 shares of Common Stock to the four outside directors of the Company in consideration of one year's service as a director of the Company. The shares of Common Stock issued in these transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), relating to sales by an issuer not involving any public offering. All such securities are deemed restricted securities for purposes of the Securities Act. There were no underwriters involved in such transactions.

ITEM 6.   SELECTED FINANCIAL DATA

                              Financial Highlights
                     Summary of Consolidated Financial Data

                                                                    Year Ended December 31,
                                                 ---------------------------------------------------------
                                                        1996       1997        1998       1999        2000
                                                 ---------------------------------------------------------
                                                            (in thousands, except per share data)
Statements of Operations Data:
Revenues                                            $215,116   $272,007    $350,187   $340,999    $341,893
Operating income (loss)                               14,863     (4,890)     34,994    (12,649)    (66,065)
Net income (loss)                                      8,210     (7,982)     16,834     (7,944)    (35,968)
Diluted net income (loss) per share                 $   0.64   $  (0.30)   $   0.60   $  (0.29)   $  (1.28)

Balance Sheet Data:
Cash and investments                                $113,885   $116,567    $125,132   $ 68,359    $ 70,683
Working capital                                      130,116    140,015     169,671    136,732     134,131
Total assets                                         208,145    245,459     289,223    271,147     297,491
Long-term debt, less current portion                   4,266      4,876       2,261          -           -
Redeemable convertible preferred stock of
 subsidiary                                                -          -           -          -      33,140
Total stockholders' equity                          $159,171   $177,855    $210,211   $206,514    $179,110

The consolidated financial data set forth above has been restated to include the results of operations and accounts of PHAMIS, Inc. for all periods prior to its acquisition by IDX on July 10, 1997, and for EDiX for all periods prior to its acquisition by IDX on April 23, 1999. Both of these acquisitions have been accounted for as pooling-of-interests.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Revenues increased to $341.9 million in 2000 from 1999 revenues of $341.0 million. Systems sales declined 12.0% in 2000, while maintenance and service fees grew 7.3% as compared to the prior year. Operating loss increased from $12.6 million in 1999 to $66.1 million in 2000, an increase of $53.4 million. The Company reported a net loss of $36.0 million, or $1.28 loss per share, for 2000 as compared to net loss of $7.9 million or $0.29 loss per share, for 1999. Excluding the effect of charges of $21.0 million related to a product discontinuance and restructuring program announced on June 21, 2000 and the $5.8 million loss on impairment of goodwill associated with ChannelHealth, Inc., the net loss for the year ended December 31, 2000 was $17.3 million or $0.62 loss per share. Excluding the effect of the charge for the merger and related costs associated with the acquisition of EDiX Corporation of $4.0 million and the loss on investment impairment of $1.6 million, the net loss for the year ended December 31, 1999 was $3.9 million or $0.14 loss per share.

During 1999 and continuing into 2000, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organization changes, government approvals, pressures to reduce expenses, product complexity, competition, and customer preoccupation with internal Year 2000 issues. While the Company believes these factors are temporary, they may continue to cause reductions or delays in spending for new systems and services in the future.

On January 8, 2001, the Company sold ChannelHealth including certain product lines to Allscripts Healthcare Solutions, Inc. (Allscripts), a leading provider of point-of-care e-prescribing and productivity solutions for physicians. ChannelHealth, incorporated in September 1999, was a majority owned subsidiary of IDX. IDX retained the Patient and eCommerce Channels, which were previously part of Channelhealth Incorporated, enabling IDX to integrate an Internet solution that leverages its core competencies in physician practice management systems. In addition to the sale, the Company has entered into a 10-year strategic alliance whereby Allscripts will become the exclusive provider of point-of-care clinical applications sold by IDX to physician practices. Allscripts acquired Channelhealth Incorporated in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro-forma fully diluted basis, of which IDX received 7.5 million shares (approximately 90%). This investment in Allscripts stock will be accounted for under the equity method in 2001. Accordingly, IDX will recognize a pro-rata share of Allscripts net income or loss after elimination of certain related entity transactions and will recognize any goodwill amortization expense based on the excess of the carrying value of its investment over its share of the underlying net assets of Allscripts. Allscripts has reported losses since 1995 and may report losses in the future.

On April 23, 1999, the Company acquired EDiX Corporation (EDiX), a provider of medical transcription services which was accounted for as a pooling-of-interests. In accordance with the merger agreement, the Company issued approximately one million shares of its common stock, which amounted to an acquisition value of $16.7 million based on the closing stock price on the date of the merger and assumed EDiX debt of approximately $14.0 million that subsequently has been paid.

YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues.
--------
The Company's total revenues increased to $341.9 million in 2000 from $341.0 million in 1999, an increase of approximately $900,000 or 0.3%. Revenues from systems sales decreased to $109.6 million in 2000 (32.1% of total revenues) from $124.6 million in 1999 (36.5% of total revenues), a decrease of $15.0 million or 12.0%. This decrease was primarily due to a decrease in new sales and installations of certain IDX systems during the first six months of 2000 due to certain of the Company's customers delay making purchasing decisions with respect to certain of the Company's software systems comprised of multiple products resulting in longer sales cycles for such systems.

Revenues from maintenance and service fees increased to $232.3 million in 2000 (67.9% of total revenues) from $216.4 million in 1999 (63.5% of total revenues), an increase of $15.9 million or 7.3%. The increase was due to a $25.3 million increase in EDiX's medical transcription service fee revenue combined with a $9.8 million increase in maintenance revenue resulting from price increases offset by a decrease in consulting services provided by IDX's core business of $7.5 million and a decrease of software installation services of $5.9 million. Professional and technical services revenues decreased to $23.8 million in 2000 (7.0% of total revenues) from $31.3 million in 1999 (9.2% of total revenues), a decrease of $7.5 million, or 24.0%. The Company's Internet services and content business segment, operated by ChannelHealth, contributed approximately $5.7 million in service revenue during 2000. Due to the sale of ChannelHealth in early 2001 revenues from Internet services and content will be eliminated.

Cost of Sales.
-------------
The cost of sales and services increased to $244.1 million in 2000 from $216.6 million in 1999, an increase of $27.5 million or 12.7%. The increase in cost of sales and services resulted from growth in client services expenses, including medical transcription staff, as well as maintenance, installation, and consulting staff. The gross margin on systems sales and services decreased to 28.6% in 2000 from 36.5% in 1999. The decrease in gross profit margin as a percentage of sales was due to the decrease in software license revenues, which provide a higher gross profit margin, offset by an increase in maintenance and service revenue which provide a lower gross profit margin. The gross profit margin of IDX's core business, information systems and services, declined from 40.0% in 1999 to 33.3% in 2000 due to the effect of the revenue mix described above. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales from 14.4% in 1999 to 17.5% in 2000 due to increased utilization of a new, more efficient transcription processing system as compared to the prior year, combined with other efficiencies in editing and telecommunications. The gross margin for the Company's Internet services and content business segment, operated by ChannelHealth declined from 40.6% in 1999 to a negative
42.9% primarily due to high fixed costs relative to sales volume due to the early stage of this business' development.


Selling, General and Administrative Expenses.
--------------------------------------------
Selling, general and administrative expenses increased to $87.6 million in 2000 from $79.9 million in 1999, an increase of $7.8 million or 9.7%. As a percentage of total revenues, selling, general and administrative expenses increased to 25.6% in 2000 from 23.4% in 1999. The increase resulted from a $9.3 million increase in selling, general and administrative expense related to the Internet business segment (ChannelHealth) combined with a $2.0 million increase in EDiX, offset by a $3.5 million decrease in IDX's core business expenses due to reductions in variable expenses combined with cost savings related to the restructuring program announced in June 2000.

Research and Development.
------------------------
Research and development expenses decreased to $49.4 million in 2000 from $53.2 million in 1999, a decrease of $3.8 million or 7.1%. As a percentage of total revenues, research and development expenses decreased to 14.4% in 2000 from 15.6% in 1999. The decrease is primarily due to a reduction in costs to address Year 2000 issues, combined with the cost savings related to the restructuring program announced in June 2000 in IDX's core business of $6.6 million, offset by an increase of $2.5 million related to research and development costs in the Internet applications and content business segment (ChannelHealth). Research and development costs in the medical dictation and transcription business segment (EDiX) increased from $1.0 million in 1999 to $1.3 million in 2000.

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

Merger and Related Costs.
------------------------
During the second quarter of 1999, the Company recorded a charge of $4.0 million related to the acquisition of EDiX Corporation. The charge was comprised of transaction costs of $2.4 million, write-offs and adjustments for long-lived assets, principally noncompatible computer equipment of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

Restructuring Charge.
--------------------
On June 21, 2000 the Company announced the implementation of a product discontinuance and restructuring program. The Company halted development and discontinued sales efforts on certain product lines that have failed to achieve business targets or were deemed non-strategic to the business going forward. As a result, the Company implemented a workforce reduction of approximately five percent. The restructuring program resulted in a charge to earnings of approximately $21.0 million in the second quarter, in connection with costs associated with product discontinuations, principally settlements with existing users, of approximately $16.0 million and employee severance arrangements of approximately $5.0 million. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions, and their location. Substantially all workforce related actions were completed during the third quarter of 2000, with the exception of product related "sunset" support teams. As of December 31, 2000 the Company had a balance of $11.5 million related to accrued restructuring costs. Cash expenditures related to these accruals are estimated to be $8.9 million. The remaining balance of approximately $2.6 million represents a provision for the estimated write-off of accounts receivable that will not affect cash. These accounts receivable write-offs are expected to be finalized by June 30, 2001.

Loss on Impairment of Goodwill.
------------------------------
During the first quarter of 2000, the Company determined that an asset impairment existed related to goodwill acquired in the 1999 purchase of the Company's initial investment in an Internet services and content provider. In January 2000, the Company made the decision to use an external provider of content and transactions for ChannelHealth and discontinued the use of certain assets. This goodwill impairment was recognized during the first quarter of 2000 and is reflected as a pre-tax loss on impairment of goodwill of approximately $5.8 million.

Interest (Income) Expense.
-------------------------
Interest income increased to approximately $4.8 million during 2000 compared to $4.1 million for the same period in 1999 due to an increase in the average interest rates earned during 2000. Interest expense decreased from approximately $900,000 during 1999 to $6,000 in 2000. The decrease in interest expense is due to the payment of all outstanding EDiX debt after the acquisition during the second quarter of 1999.

Loss on Investment Impairment.
-----------------------------
This loss is the write-off of an investment of $1.6 million in the quarter ended March 31, 1999, due to the investees' inability to raise additional equity and a decision to dissolve the business.

Minority Interest
-----------------
The Company's consolidated financial statements include the accounts of the Company and BDP Realty Associates (BDP), whose real estate is leased exclusively by the Company and for which the Company is subject to substantially all the risks of ownership. All transactions between the Company and BDP are eliminated. Minority interest represents net income and equity of BDP.

Realized Gain on Investment.
---------------------------
Other income in 2000 includes a $7.3 million realized gain on an investment in an unrelated investment partnership.

Income Taxes.
------------
The Company's pre-tax loss for the year ended December 31, 2000 was benefited at approximately 34.5%, which reflects a lower rate than the Company's historical effective rate and the statutory rate of 40%. The lower rate in 2000 is principally due to a lower state effective tax rate. Pre-tax losses for the year ended December 31, 1999 were benefited at approximately 35%. The lower rate in 1999 is due to a portion of the charges incurred in the second quarter ended June 30, 1999 related to the acquisition of EDiX Corporation, which were non-deductible for income tax purposes. The Company anticipates a consolidated effective tax rate of approximately 40% for the year ending December 31, 2001. The Company anticipates that EDiX's effective tax rate in 2001 will be less than the statutory rate due to the use of operating loss carry forwards, subject to annual limitations. This favorable rate will be offset, however, by the effect of certain non-deductible costs. The net deferred tax assets of approximately $16.7 million are expected to be realized by generating future taxable income.


YEARS ENDED DECEMBER 31, 1999 AND 1998

Revenues.
--------
The Company's total revenues decreased to $341.0 million in 1999 from $350.2 million in 1998, a decrease of $9.2 million or 2.6%. Revenues from systems sales decreased to $124.6 million in 1999 (36.5% of total revenues) from $178.6 million in 1998 (51.0% of total revenues), a decrease of $53.9 million or 30.2%. This decrease was primarily due to a decrease in new sales and installations of certain IDX systems.

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

Cost of Sales.
-------------
The cost of sales and services increased to $216.6 million in 1999 from $196.5 million in 1998, an increase of $20.1 million or 10.2%. The increase in cost of sales and services resulted from growth in client services expenses, including maintenance, installation, and consulting staff. The gross profit margin on systems sales and services decreased to 36.5% in 1999 from 43.9% in 1998. The decrease in gross profit margin as a percentage of sales was due to the decrease in software license revenues, which provide a higher gross profit margin, offset by an increase in maintenance and service revenue which provide a lower gross profit margin. IDX's core business, information systems and services, gross profit margin declined from 49.3% in 1998 to 40% in 1999 due to the effect of the revenue mix described above. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales from 17.2% in 1998 to 14.4% in 1999 due to an increase in utilization of a new higher margin transcription processing system as compared to the prior year, combined with other efficiencies in editing and telecommunications.

Selling, General and Administrative Expenses.
--------------------------------------------
Selling, general and administrative expenses increased to $79.9 million in 1999 from $68.2 million in 1998, an increase of $11.6 million or 17.1%. As a percentage of total revenues, selling, general and administrative expenses increased to 23.4% in 1999 from 19.5% in 1998. Approximately $5 million of this increase is related to the Internet business segment (ChannelHealth). The remaining increase resulted primarily from IDX's investment in internet strategies of $1.4 million, the absorption of certain administrative functions provided by IDX for EDiX and an increase in the Company's sales, marketing and administrative staff. EDiX's selling, general and administrative expenses decreased $0.6 million during the year ended December 31, 1999 as compared to the same period in 1998. This decrease is a result of the merger due to the elimination of overlapping services in EDiX.

Research and Development.
------------------------
Research and development expenses increased to $53.2 million in 1999 from $47.3 million in 1998, an increase of $5.9 million or 12.5%. As a percentage of total revenues, research and development expenses increased to 15.6% in 1999 from 13.5% in 1998. The increase was due to the hiring of additional staff to support the development of additional products including IDXsite and Web technology applications, and for the costs of efforts to address Year 2000 issues. Of this increase, approximately $3.7 million is related to research and development costs in the Internet services and content business segment (ChannelHealth). Research and development costs in the medical dictation and transcription business segment (EDiX) increased from $700 thousand in 1998 to $1.0 million in 1999.

Write-off of Acquired In-Process Research and Development.
---------------------------------------------------------
On February 23, 1998, the Company recorded charges of $3.2 million related to the acquisition of contract management system technology from Trego Systems, Inc. for cash of $4.0 million. The acquisition was accounted for under the purchase method. The charges were expensed as in-process research and development in connection with the Company's development of a healthcare contract management system.

Merger and Related Costs.
------------------------
During the second quarter of 1999, the Company recorded charges of $4.0 million related to the acquisition of EDiX Corporation. The charges were comprised of transaction costs of $2.4 million, write-offs and adjustments for long-lived assets, principally noncompatible computer equipment, of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations. At December 31, 1999, accounts payable and accrued expenses included $1.3 million related to terminations of lease and other contractual obligations.

Interest and Other (Income) Expense.
-----------------------------------
Interest income decreased to approximately $4.1 million during 1999 compared to $6.4 million for the same period in 1998 due to a decrease in average invested balances during 1999. Interest expense decreased to approximately $900,000 during 1999 compared to $1.3 million for the same period in the prior year. The decrease in interest expense is due to the payment of all outstanding EDiX debt after the merger during the second quarter of 1999.

Minority Interest.
-----------------
The Company's consolidated financial statements include the accounts of the Company and BDP Realty Associates (BDP), whose real estate is leased exclusively by the Company and for which the Company is subject to substantially all the risks of ownership. All transactions between the Company and BDP are eliminated. Minority interest represents net income and equity of BDP.

Income Taxes.
------------
Income taxes for the year ended December 31, 1999 were benefited at approximately 35%, which reflects a lower rate than the Company's historical statutory rate of 40%. This rate is due to a portion of the charges incurred in the second quarter ended June 30, 1999 related to the acquisition of EDiX Corporation, which are non-deductible for income tax purposes. Income taxes in 1998 were provided at 56.8%. The higher rate in 1998 is due to the inclusion in the financial statements, of the net loss of EDiX Corporation, for which no tax benefit was recognized. In addition, a portion of the charges incurred in the first quarter ended March 31, 1998 related to the acquisition of Trego Systems, Inc. were non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1969, the Company principally has funded its operations, working capital needs and capital expenditures primarily from operations, excluding the net cash used in operations of ChannelHealth in 1999 and 2000.

Net cash (used in) provided by operations is principally comprised of net income (loss) and depreciation and is primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In 2000, accounts receivable from customers have been collected on average within 118 days which represents a decrease of one day in terms of average days to collect receivables from customers as compared to 1999. Though the annual decrease in average days to collect receivables was not material, the Company experienced a 15 day decrease to 103 days for the average collection period for the second half of 2000.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements, and the purchase and sale of investment grade marketable securities and, in 1999, include the purchase of two buildings located in South Burlington, Vermont for additional office space. Through December 31, 2000 the Company has spent approximately $9.6 million on construction-in-progress related to a $16.0 million expansion of its Corporate Headquarters facility. Investing activities may also include purchases of interests in, loans to and acquisitions of businesses for access to complementary products and technologies. The Company expects these activities to continue. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

Cash flows from financing activities historically relate to the issuance of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan. In addition during the first quarter of 2000, an unrelated party invested approximately $30.0 million, and related parties invested approximately $3.1 million in Channelhealth Incorporated, at the time a majority owned subsidiary, by purchasing redeemable preferred stock. During 1999, all outstanding debt of EDiX Corporation of approximately $14 million was paid. During 1998 other financing activities related to the recapitalization of the real estate affiliate from debt to equity.

Cash, cash equivalents and securities available-for-sale at December 31, 2000 were $70.7 million, an increase of $2.3 million from December 31, 1999. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate which will expire on December 31 , 2001. There were no borrowings as of December 31, 2000 or 1999.

The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements dictate. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. In April 2000, the Company entered into a new operating lease for office space in Seattle, Washington, commencing in 2003, for a period of 12 years. The Company plans to increase the number of its professional staff during 2001 to meet anticipated sales volume and to support research and development efforts. To the extent necessary to support increases in staffing, the Company may obtain additional office space.

The Company is currently negotiating to acquire the Company's headquarters in South Burlington, Vermont for approximately $15 million from BDP Realty, a related entity which is included in the Company's consolidated financial statements. The Company is nearing completion on construction on an expansion of its corporate headquarters facility in South Burlington, Vermont, which began in November 1999, and is considering various options for financing including a construction loan, sale lease-back arrangement or funding from operations. The

Company anticipates that it will spend approximately $16 million on construction to expand its Corporate Headquarters facility. Through December 31, 2000, the Company has spent approximately $9.6 million on construction-in-progress. From time to time, based on the Company's requirements, the Company may consider other purchases of land or the construction of additional office space. Currently, the Company has made no material lease or purchase commitments other than the purchase of the Company's headquarters mentioned above.

The Company believes that currently available funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company's revenues or income.


NEW  ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is required to implement SFAS No. 133 in the first quarter of 2001. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" (SAB 101). The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 became effective for IDX during the fourth quarter of 2000. The Company has adopted SAB 101 and has determined that it had no significant impact on its financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25," (the Interpretation or FIN 44). The Interpretation, which has been adopted prospectively as of July 1, 2000, requires, among other things, that stock options that have been modified be accounted for as variable. The Company has adopted FIN 44 and has determined that it had no significant impact on its financial condition or results of operations.


BACKLOG

At December 31, 2000, the Company had total backlog of $399.9 million, including $129.8 million attributable to systems sales and $270.1 million attributable to services. Systems sales backlog consists of fees due under signed contracts that have not yet been recognized as revenues. Service backlog represents contracted software maintenance services, consulting services, remote computing service fees and medical transcription service fees for a period of 12 months. At December 31, 1999, the Company had total backlog of $340.6 million, including $110.2 million attributable to systems sales and $230.4 million attributable to services. Of the total 2000 backlog of $399.9 million, the Company expects that $45.1 million will not be fulfilled in the current fiscal year.

YEAR 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of its internal use systems (both information technology related and non-information technology related) and its products (including third party products included in its products) and also completed and implemented contingency planning. As a result of those efforts, the Company experienced no significant disruptions in its products (including third party products included in its products), internal use information technology systems, and internal use non-information technology systems, and the Company believes all of those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. During 2000, the Company expensed all of its remaining project costs in the amount of approximately $1.2 million, which related primarily to contingency plans and remediation efforts for internal systems. The Company monitored its products (including third party products included in its products), mission critical computer applications, and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters were addressed promptly.

     FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

This Annual Report on Form 10-K contains "forward-looking statements" as defined in Section 21E of the Securities and Exchange Commission Act of 1934. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, the factors set forth below. If any risk or uncertainty identified in the following factors actually occurs, IDX's business, financial condition and operating results would likely suffer. In that event, the market price of IDX's common stock could decline.

The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results.

The following important factors affect IDX's business and operations generally or affect more than one segment of our business and operations:

QUARTERLY OPERATING RESULTS MAY VARY. The Company's quarterly operating results have varied in the past and may vary in the future. IDX expects its quarterly results of operations to continue to fluctuate. Because a significant percentage of IDX's expenses are relatively fixed, the following factors could cause these fluctuations:

 .  delays in customers purchasing decisions due to a variety of factors such as consideration and management changes;
 .  long sales cycles;
 .  long installation and implementation cycles for the larger, more complex and costlier systems;
 .  recognizing revenue at various points during the installation process;
 .  timing of new product and service introductions and product upgrade releases;
   and
 .  long sales and implementation cycles of IDX's customers.

In light of the above, IDX believes that its results of operations for any particular quarter or fiscal year are not necessarily meaningful or reliable indicators of future performance.

VOLATILITY OF STOCK PRICE. IDX has experienced, and expects to continue to experience fluctuations in its stock price due to a variety of factors including:

 .  actual or anticipated  quarterly variations in operating results;
 .  changes in expectations of future financial performance;
 .  changes in estimates of securities analysts;
 .  market conditions particularly in the computer software and Internet industries;
 .  announcements of technological innovations, including Internet delivery of information and use of application service provider technology;
 .  new product introductions by IDX or its competitors;
 .  delay in customers purchasing decisions due to a variety of factors;
 .  market prices of competitors; and
 .  healthcare reform measures and healthcare regulation.

These fluctuations have had a significant impact on the market price of our common stock, and may have a significant impact on the future market price of our common stock.

These fluctuations may affect operating results as follows:

 . ability to transact stock acquisitions ; and . ability to retain and incent key employees.

FINANCIAL TRENDS. Year over year net income and cash from operations have generally declined since 1998. In 2000, IDX generated a net loss of approximately $36 million. If these negative trends continue, IDX may have difficulty financing future growth and funding operating initiatives, including future acquisitions.

NEW PRODUCT DEVELOPMENT AND RAPIDLY CHANGING TECHNOLOGY. To be successful, IDX must enhance its existing products, respond effectively to technology changes and help its clients adopt new technologies. In addition, IDX must introduce new products and technologies to meet the evolving needs of its clients in the healthcare information systems market. IDX may have difficulty in accomplishing this because of:

 . the continuing evolution of industry standards, for example, transaction standards pursuant to the Health Insurance Portability and Accountability Act of 1996; and
 . the creation of new technological developments, for example, Internet and application service provider technology.

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

CHANGES AND CONSOLIDATION IN THE HEALTHCARE INDUSTRY. IDX currently derives substantially all of its revenues from sales of financial, administrative and clinical healthcare information systems and related services within the healthcare industry. As a result, the success of IDX is dependent in part on the political and economic conditions in the healthcare industry.

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

COMPETITION FOR HEALTHCARE INFORMATION SYSTEMS. The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. IDX believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the features and capabilities of the systems, the price of system and product offerings, the ongoing support for the systems, and the potential for enhancements and future compatible products.

Some of the IDX's competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that it does not offer. The Company's principal existing competitors include Cerner Corporation, Eclipsys Corporation, McKesson HBOC, Inc. and Shared Medical Systems Corporation, which was acquired by Siemans AG in 2000, each of which offers a suite of products that compete with many of IDX's products. There are other competitors that offer a more limited number of competing products. Many of IDX's competitors have also announced or introduced Internet strategies that will compete with IDX's Internet applications and services. IDX may be unable to compete successfully against these organizations. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services.

PRODUCT LIABILITY CLAIMS. Any failure by IDX's products that provide applications relating to patient medical histories and treatment plans could expose IDX to product liability claims. These potential claims may exceed IDX's current insurance coverage. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, IDX cannot make assurances that it will continue to have appropriate insurance available to it in the future at commercially reasonable rates.

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

GOVERNMENT REGULATION. Virtually all of IDX's customers and the other entities with which IDX has a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation. Because IDX's products and services are designed to function within the structure of the healthcare financing and reimbursement systems currently in place in the United States, and because IDX is pursuing a strategy of developing and marketing products and services that support its customers' regulatory and compliance efforts, IDX may become subject to the reach of, and liability under, these regulations.

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

The Federal Civil False Claims Act and the Medicare/Medicaid Civil Money Penalties regulations prohibit, among other things, the filing of claims for services that were not provided as claimed, which were for services that were not medically necessary, or which were otherwise false or fraudulent. Violations of these laws may result in civil damages, including treble and civil penalties. In addition the Medicare/Medicaid and other Federal statutes provide for criminal penalties for such false claims. If, as a result of the provision by IDX of products or services to its customers or other entities with which IDX has a business relationship, IDX provides assistance with the provision of inaccurate financial reports to the government under these regulations, or IDX is found to have knowingly recorded or reported data relating to inappropriate payments made to a healthcare provider, IDX could be subject to liability under these laws.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) contains provisions regarding standardization, privacy, security, and administrative simplification in healthcare. As a result of regulations now proposed under HIPAA, IDX will make investments to support customer operations in areas, such as:

 .  electronic data transactions;
 .  computer system security; and
 .  patient privacy.

Although it is not possible to anticipate the final form of all regulations under HIPAA, IDX has made and expects to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA's impact may require IDX to make investments in new products or charge higher prices. It may be expensive to implement security or other measures designed to comply with any new legislation or regulation.

The United States Food and Drug Administration has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, IDX, as a manufacturer of such products, could be required, depending on the product, to:

 .  register and list its products with the FDA;
 . notify the FDA and demonstrate substantial equivalence to other products on . the market before marketing such products; or obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

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

SYSTEM ERRORS AND WARRANTIES. IDX's healthcare information systems are very complex. As with complex systems offered by others, IDX's healthcare information systems may contain errors, especially when first introduced. IDX's healthcare information systems are intended to provide information to healthcare providers for use in the diagnosis and treatment of patients. Therefore, users of IDX's products may have a greater sensitivity to system errors than the market for software products generally. Failure of an IDX customer's system to perform in accordance with its documentation could constitute a breach of warranty and require IDX to incur additional expense in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract and subject IDX to liability.

POTENTIAL INFRINGEMENT OF PROPRIETARY RIGHTS OF OTHERS. If any of IDX's products violate third party proprietary rights, IDX may be required to reengineer its products or seek to obtain licenses from third parties to continue offering its products without substantial reengineering. Any efforts to reengineer IDX's products or obtain licenses from third parties may not be successful, in which case IDX may be forced to stop selling the infringing product or remove the infringing functionality or feature. IDX may also become subject to damage awards as a result of infringing the proprietary rights of others, which could cause IDX to incur additional losses and have an adverse impact on its financial position. IDX does not conduct comprehensive patent searches to determine whether the technologies used in its products infringe patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY. IDX's success and competitiveness are dependent to a significant degree on the protection of its proprietary technology. IDX relies primarily on a combination of copyrights, trade secret laws and restrictions on disclosure to protect its proprietary technology. Despite these precautions, others may be able to copy or reverse engineer aspects of IDX's products, to obtain and use information that IDX regards as proprietary or to independently develop similar technology. Litigation may be necessary in the future to enforce or defend IDX's proprietary technology or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources.

CONFLICTS OF INTERESTS. Richard E. Tarrant, Chief Executive Officer and Director, and Robert H. Hoehl, Chairman of the Board of Directors, indirectly own, through various entities, real estate which IDX leases in connection with its operations. During 2000, IDX paid an aggregate of approximately $1.8 million in connection with these leases. IDX is currently negotiating to contract to purchase its headquarters facilities in South Burlington, Vermont from a real estate entity owned by Richard E. Tarrant and Robert H. Hoehl for a purchase price of approximately $15.0 million. IDX has commenced a $16 million construction project to expand its office facilities at that location. In connection with these arrangements, the economic interests of these executives and directors and IDX may diverge.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY. IDX intends to continue to grow in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. IDX may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into its current business and operations. Factors which may affect IDX's ability to expand successfully include:

 .  the generation of sufficient financing to fund potential acquisitions and alliances;
 .  the successful identification and acquisition of products, technologies or businesses;
 . effective integration and operation of the acquired or aligned products, technologies or businesses despite technical difficulties, geographic limitations and personnel issues; and
 . overcoming significant competition for acquisition and alliance opportunities from companies that have significantly greater financial and management resources.

STRATEGIC ALLIANCE WITH ALLSCRIPTS HEALTHCARE SOLUTIONS. In January 2001, IDX entered into a ten-year strategic alliance with Allscripts Healthcare Solutions to cooperatively develop, market and sell integrated clinical and practice management products.

During the term of the alliance, IDX is prohibited from cooperating with direct competitors of Allscripts to develop or provide any products similar to or in competition with Allscripts products in the practice management systems market. Also, pursuant to the strategic alliance agreement, IDX has guaranteed that Allscripts will have gross revenues resulting from the alliance (less any commissions paid to IDX) of at least $4.5 million for fiscal year 2001, and IDX will have to pay Allscripts the excess, if any, of $4.5 million over Allscripts' actual gross revenues for fiscal year 2001. If the strategic alliance is not successful, Allscripts' gross revenues for fiscal year 2001 are less than $4.5 million, or the restrictions placed on IDX during the term of the strategic alliance prohibit IDX from successfully marketing and selling certain products and services, IDX's operating results may suffer.

RELATIONSHIP WITH WEBMD CORPORATION. On June 8, 2000, IDX entered into an agreement with WebMD Corporation pursuant to which WebMD agreed to provide electronic transaction services to IDX. WebMD also entered into an agreement with ChannelHealth Incorporated, which at such time was a majority owned subsidiary of IDX, pursuant to which WebMD agreed to provide electronic transaction services and content to ChannelHealth. WebMD has informed IDX that it believes neither IDX nor ChannelHealth will be able to perform their obligations to WebMD as a result of the acquisition of ChannelHealth by Allscripts and IDX's resulting ten-year strategic alliance with Allscripts. WebMD also indicated that it will seek to restructure its relationship with IDX. IDX and WebMD are currently discussing such proposal. There can be no assurance that IDX and WebMD will reach an agreement relating to restructuring their relationship. If they do not reach an agreement, WebMD may claim that IDX is in breach of the June 2000 agreement. If IDX and WebMD agree to restructure their relationship, the restructured relationship with WebMD may be less beneficial to IDX, which could cause IDX's operating results to suffer.

RESTRICTIONS ON LIQUIDATION OF INVESTMENT IN ALLSCRIPTS HEALTHCARE SOLUTIONS.
In January 2001 IDX received approximately 7.5 million shares of common stock of Allscripts Healthcare Solutions in connection with the acquisition by Allscripts of IDX's majority owned subsidiary, ChannelHealth Incorporated. IDX entered into a stock rights and restrictions agreement with Allscripts, pursuant to which, among other things, IDX agreed to restrictions on the sale of its shares of Allscripts common stock. In general, IDX is prohibited from selling any shares for one year after the date of Allscripts' acquisition of ChannelHealth, and after one year, IDX is prohibited from selling more than 25% of it shares of Allscripts common stock in any one year, and 16.67% in any one month. The restrictions on IDX's ability to sell shares of Allscripts common stock will make it difficult for IDX to liquidate its investment in Allscripts and may adversely affect the value of such investment.

ANTI-TAKEOVER DEFENSES. IDX's Second Amended and Restated Articles of Incorporation and Second Amended and Restated Bylaws contain certain anti-takeover provisions, which could deter an unsolicited offer to acquire IDX. For example, IDX's board of directors is divided into three classes, only one of which will be elected at each annual meeting. These provisions may delay or prevent a change in control of IDX.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDX does not currently use derivative financial instruments. The Company generally places its securities available-for-sale investments in high credit quality instruments primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less. We do not expect any material loss from our marketable security investments.

Internationally, IDX invoices customers in United States currency. The Company is not currently exposed to foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through December 31, 2000, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that may experience a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition.

Interest income on the Company's investments is included in "Other Income." The Company accounts for cash equivalents and securities available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's investments are classified as securities available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except for per share data)

                                                                                             December 31,
                                                                                         2000           1999
                                                                                        -----------------------
Assets
Current assets:
 Cash and cash equivalents                                                              $ 16,357       $ 18,487
 Securities available-for-sale                                                            54,326         49,872
 Accounts receivable, less allowance of $4,297
       in 2000 and $3,300 in 1999 for doubtful accounts                                  110,360        110,759
 Refundable income taxes                                                                  13,699            199
 Prepaid and other current assets                                                          6,927          5,153
 Deferred tax asset                                                                        9,021          7,691
                                                                                        -----------------------
     Total current assets                                                                210,690        192,161

Property and equipment:
 Equipment and leasehold improvements, net of accumulated depreciation and
       amortization                                                                       53,479         39,877
 Real estate, net of accumulated depreciation                                             18,111         18,388
                                                                                        -----------------------
                                                                                          71,590         58,265
Other:
 Other assets                                                                              7,483         17,521
 Deferred tax asset                                                                        7,728          3,200
                                                                                        -----------------------

Total assets                                                                            $297,491       $271,147
                                                                                        =======================

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                                                       $ 18,040       $ 12,969
 Accrued expenses                                                                         38,606         25,001
 Deferred revenue                                                                         19,913         17,459
                                                                                        -----------------------
     Total current liabilities                                                            76,559         55,429

Commitments and contingencies                                                                  -              -
Redeemable convertible preferred stock of subsidiary                                      33,140              -
Minority interest                                                                          8,682          9,204

Stockholders' equity:
  Preferred stock, par value $0.01 per share, 5,000 shares authorized; none issued             -              -
  Common stock, par value $0.01 per share, 100,000 shares authorized;
       issued and outstanding 28,399 shares and 27,813 shares in 2000 and 1999,
       respectively                                                                          284            278
 Additional paid-in capital                                                              187,896        179,640
 Retained earnings (deficit)                                                              (9,156)        26,812
 Cumulative unrealized gains (losses) on securities available-for-sale                        86           (216)
                                                                                        -----------------------
     Total stockholders' equity                                                          179,110        206,514
                                                                                        -----------------------
Total liabilities and stockholders' equity                                              $297,491       $271,147
                                                                                        =======================

See accompanying notes.
Reclassified for comparative purposes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except for per share data)

Year Ended December 31,                                                    2000              1999                1998
-----------------------------------------------------------------------------------------------------------------------

Revenues:
  Systems sales                                                          $109,621          $124,609            $178,555
  Maintenance and service fees                                            232,272           216,390             171,632
                                                                         ----------------------------------------------
Total revenues                                                            341,893           340,999             350,187

Operating expenses:
  Cost of sales                                                           244,084           216,554             196,480
  Selling, general and administrative                                      87,641            79,873              68,234
  Research and development                                                 49,394            53,176              47,278
  Write-off of acquired research and development costs                          -                 -               3,201
  Merger and related costs                                                      -             4,045                   -
  Restructuring charge                                                     21,029                 -                   -
  Loss on impairment of goodwill                                            5,810                 -                   -
                                                                         ----------------------------------------------
Total operating expenses                                                  407,958           353,648             315,193
                                                                         ----------------------------------------------

Operating income (loss)                                                   (66,065)          (12,649)             34,994

Other (income) expense:
  Interest income                                                          (4,834)           (4,113)             (6,382)
  Interest expense                                                              6               866               1,312
  Loss on investment impairment                                                 -             1,642                   -
  Minority interest                                                           978             1,129               1,070
  Realized gain on investment                                              (7,318)                -                   -
                                                                         ----------------------------------------------
Total other (income)                                                      (11,168)             (476)             (4,000)
                                                                         ----------------------------------------------

Income (loss) before income taxes                                         (54,897)          (12,173)             38,994

Income tax (benefit) provision                                            (18,929)           (4,229)             22,160
                                                                         ----------------------------------------------

Net income (loss)                                                        $(35,968)         $ (7,944)           $ 16,834
                                                                         ==============================================

Basic net income (loss) per share                                        $  (1.28)         $  (0.29)           $   0.62
                                                                         ==============================================

Basic weighted average shares outstanding                                  28,090            27,723              27,345
                                                                         ==============================================

Diluted net income (loss) per share                                      $  (1.28)         $  (0.29)           $   0.60
                                                                         ==============================================

Diluted weighted average shares outstanding                                28,090            27,723              28,170
                                                                         ==============================================

See accompanying notes.
Reclassified for comparative purposes.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                 INCOME (LOSS)
                     (in thousands, except for share data)


                                                                               Cumulative
                                                                               Unrealized
                                     Common Stock     Additional   Retained  Gain (Loss) on       Total
                                  -------------------  Paid-in     Earnings    Securities      Stockholders'
                                   Shares   Par Value  Capital    (Deficit)  Available-for-Sale   Equity
                                  -------------------------------------------------------------------------
Balances at December 31, 1997        26,774       $268   $159,529   $ 17,922              $ 136   $ 177,855
Comprehensive income:
 Net income                               -          -          -     16,834                  -      16,834
 Unrealized gains on securities
   available-for-sale                     -          -          -          -                 10          10
                                                                                                  ---------
Comprehensive income                      -          -          -          -                  -      16,844
 Stock issued upon exercise
   of nonqualified stock options        137          1      3,971          -                  -       3,972
 Tax benefit related to
   exercise of nonqualified stock
   options                                -          -      2,335          -                  -       2,335
 Stock issued upon exercise of
   incentive stock options              293          3      4,277          -                  -       4,280
 Stock issued pursuant to
   employee stock purchase plan          96          1      2,878          -                  -       2,879
 Stock issued to 401(k) plan              5                   198          -                  -         198
 Issuance of stock                       88          1      1,847          -                  -       1,848
                                   ------------------------------------------------------------------------
Balances at December 31, 1998        27,393        274    175,035     34,756                146     210,211
Comprehensive loss:
 Net loss                                 -          -          -     (7,944)                 -      (7,944)
 Unrealized losses on securities
   available-for-sale                     -          -          -          -               (362)       (362)
                                                                                                  ---------
Comprehensive loss                        -          -          -          -                  -      (8,306)
 Stock issued upon exercise
   of nonqualified stock options         38          -        145          -                  -         145
 Tax benefit related to
   exercise of nonqualified stock
   options                                -          -        428          -                  -         428
 Stock issued upon exercise of
   incentive stock options               87          1        777          -                  -         778
 Stock issued pursuant to
   employee stock purchase plan         125          1      3,206          -                  -       3,207
 Stock issued under IDX director
   stock option plan                      2          -         33          -                  -          33
 Stock issued to 401(k) plan              1          -         16          -                  -          16
 Issuance of stock                      167          2          -          -                  -           2
                                   ------------------------------------------------------------------------
Balances at December 31, 1999        27,813        278    179,640     26,812               (216)    206,514
Comprehensive loss:
 Net loss                                 -          -          -    (35,968)                 -     (35,968)
 Unrealized gains on securities
   available-for-sale                     -          -          -          -                302         302
                                                                                                  ---------
Comprehensive loss                        -          -          -          -                  -     (35,666)
 Stock issued upon exercise
   of nonqualified stock options        140          1        156          -                  -         157
 Tax benefit related to
   exercise of nonqualified stock
   options                                -          -      2,136          -                  -       2,136
 Stock issued upon exercise of
   incentive stock options               65          1        820          -                  -         821
 Stock issued pursuant to
   employee stock purchase plan         378          4      5,098          -                  -       5,102
 Stock issued under IDX director
   stock option plan                      3          -         46          -                  -          46
                                   ------------------------------------------------------------------------
Balances at December 31, 2000        28,399       $284   $187,896   $ (9,156)             $  86   $ 179,110
                                   ========================================================================

See accompanying notes.
Reclassified for comparative purposes.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)

 Year Ended December 31,                                                              2000       1999         1998
--------------------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income (loss)                                                                 $ (35,968)  $  (7,944)  $  16,834
 Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities:
    Depreciation                                                                      15,013      13,965      13,733
    Amortization                                                                         633       1,407         209
    Deferred tax (benefit) provision                                                  (5,858)     (3,864)      2,937
    Increase in allowance for doubtful accounts                                          997         685       1,512
    Minority interest                                                                    978       1,129       1,070
    Realized gain on investment                                                       (7,318)          -           -
    Write-off of goodwill                                                              5,810           -           -
 Loss on investment impairment                                                             -       1,642           -
   Restructuring charge                                                               21,029           -           -
   Write-off of acquired in-process research and development costs                         -           -       3,201
   Changes in operating assets and liabilities:
      Accounts receivable                                                             (4,103)     (9,279)    (34,283)
      Prepaid expenses and other assets                                               (1,405)      3,011       2,062
      Accounts payable and accrued expenses                                              990        (514)      2,535
      Refundable federal and state taxes payable                                     (13,500)     (5,628)      5,429
      Deferred revenue                                                                 2,454        (780)     (3,299)
                                                                                   ---------------------------------
Net cash (used in) provided by operating activities                                  (20,248)     (6,170)     11,940

INVESTING ACTIVITIES
Purchase of property and equipment, net                                              (28,387)    (35,519)    (16,962)
Purchase of securities available-for-sale                                            (22,260)   (194,027)    250,035)
Proceeds from sale of securities available-for-sale                                   25,426     257,366     238,297
Business acquisitions                                                                      -      (6,500)     (5,293)
Other assets                                                                           3,434      (4,058)     (5,316)
                                                                                   ---------------------------------
Net cash (used in) provided by investing activities                                  (21,787)     17,262     (39,309)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                                     6,126       4,181      13,178
Tax benefit related to exercise of nonqualified stock options                          2,139         428       2,335
Proceeds from debt issuances                                                               -       3,501      12,332
Contributions to (distributions from) affiliates, net                                 (1,500)       (900)      6,000
Proceeds from sale of redeemable convertible preferred stock                          33,140           -           -
Principal repayments of long-term debt                                                     -     (11,373)     (9,659)
                                                                                   ---------------------------------
Net cash provided by (used in) financing activities                                   39,905      (4,163)     24,186

                                                                                   ---------------------------------
Increase (decrease) in cash and cash equivalents                                      (2,130)      6,929      (3,183)
Cash and cash equivalents at beginning of year                                        18,487      11,558      14,741
                                                                                   ---------------------------------
Cash and cash equivalents at end of year                                           $  16,357   $  18,487   $  11,558
                                                                                   =================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest                                                             $       1   $     764   $   1,274
                                                                                   =================================
Cash paid for income taxes                                                         $     479   $   5,266   $   5,362
                                                                                   =================================

See accompanying notes.
Reclassified for comparative purposes.

                            IDX SYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000


1.   SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION

IDX Systems Corporation (IDX or the Company) provides healthcare information systems and services to large integrated healthcare delivery enterprises principally located in the United States. Revenues are derived from the licensing of software, the provision of maintenance and services related to systems sales, the provision of medical transcription services and Internet based services and content.

In April 1999, IDX completed its merger (EDiX Merger) with EDiX Corporation
(EDiX) in a stock for stock transaction. The transaction, which was accounted for as a pooling-of-interests, was effected through the exchange of .084 shares of IDX common stock in exchange for each EDiX share outstanding. Approximately
1.0 million shares of IDX common stock were issued in connection with the EDiX Merger. EDiX is a provider of medical transcription services.

The consolidated financial statements for all periods prior to the EDiX Merger have been restated to include the accounts and results of operations of EDiX. No adjustments were required to conform the financial reporting policies of IDX and EDiX for the periods presented.

On January 8, 2001, the Company sold Channelhealth Incorporated (ChannelHealth), including certain product lines to Allscripts Healthcare Solutions, Inc. (Allscripts). ChannelHealth, incorporated in September 1999, was a majority owned subsidiary of IDX. Allscripts acquired ChannelHealth in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro-forma fully diluted basis, of which IDX received 7.5 million shares (approximately 90%). This investment in Allscripts stock will be accounted for under the equity method in 2001. Accordingly, IDX will recognize a pro-rata share of Allscripts net income(loss), after elimination of certain related entity transactions and will recognize any goodwill amortization expense based on the excess of the carrying value of its investment over its share of the underlying net assets of Allscripts.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, its subsidiaries and a real estate trust. Investments in entities, representing an ownership interest of less than 20%, are accounted for under the cost method.

The Company leases a substantial portion of its space, including its corporate headquarters and certain sales and support offices, from real estate partnerships and trusts owned by stockholders and certain key employees of the Company. These real estate partnerships and trusts include 116 Huntington Avenue Limited Partnership (HLP), BDP Realty Associates (BDP) and other real estate partnerships and trusts (REPs). The Company's consolidated financial statements include the accounts of the Company and BDP, whose real estate is leased exclusively by the Company and for which the Company is subject to substantially all the risks of ownership. Real estate owned by HLP and REPs is leased to the Company under operating leases. All transactions between the Company and BDP are eliminated. Minority interest represents net income and equity of BDP.

This investment in Allscripts stock will be accounted for under the equity method in 2001. Accordingly, IDX will recognize a pro-rata share of Allscripts net income (loss), after elimination of certain related entity transactions and will recognize any goodwill amortization expense based on the excess of the carrying value of its investment over its share of the underlying net assets of Allscripts.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP
No. 98-4, and SOP 98-9. SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on objective evidence that is specific to the vendor. If the vendor does not have evidence of the fair value for all the elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. Additionally, the Company periodically enters into certain long term contracts to which SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," is applied. For these agreements, revenue is recognized on a percentage of completion basis as appropriate measures of completion for each contract are achieved. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. The Company has adopted SAB 101 and has determined that it had no significant impact on its revenue recognition policy, financial condition or results of operations.

The Company also generates service revenues from the sale of product maintenance contracts, consulting contracts and transcription service arrangements. Revenue from software licensing arrangements is principally recognized upon delivery subject to specified milestones and dates. Revenues from consulting and transcription services are recognized in the period in which services are performed. Revenue from hardware sales is recognized upon delivery. Revenue from maintenance contracts is recognized ratably over the term of the support period, which is typically one year.


RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model. Software development costs, when material, are stated at the lower of unamortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to revenues of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for using the straight-line method over a one to two year life or the product's estimated economic life, if shorter. Capitalized software development costs are $191,000 and $414,000 at December 31, 2000 and 1999, respectively, net of accumulated amortization, and are included in other assets in the accompanying balance sheets. Amortization of capitalized software amounted to $223,000, $251,000 and $203,000 in 2000, 1999 and 1998, respectively.

CASH EQUIVALENTS

The Company considers highly liquid investments generally with a maturity of three months or less when purchased, to be cash equivalents.

RISKS AND UNCERTAINTIES

Concentration of Credit Risk
----------------------------

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, securities available-for-sale and trade receivables. The carrying value of these financial instruments approximates fair value.

The Company generally places its securities available for sale in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less.

Substantially all of the Company's customers are large integrated healthcare delivery enterprises principally located in the United States. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at December 31, 2000. The Company's losses related to collection of trade accounts receivables have consistently been within management's expectations.

Significant Estimates and Assumptions
-------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company's allowance for doubtful accounts, revenue recognition and certain accrued expenses, amortization periods, capitalized software and restructuring charge. Actual results could differ from those estimates.

SECURITIES AVAILABLE-FOR-SALE

The Company accounts for investment securities based on Statement of Financial Accounting Standard (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 provides the accounting and reporting requirements for investments in securities that have readily determinable fair values and for all investments in debt securities. All of the Company's investments have been classified as available-for-sale securities at December 31, 2000 and 1999. Securities available-for-sale are carried at fair value with unrealized gains and losses reported as a separate component of stockholders' equity.

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

The Company includes costs of developing and obtaining software for internal use, accounted for under the provisions of SOP No. 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use," in Property and Equipment.


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

STOCK-BASED COMPENSATION

The Company grants stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS" No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock options and other stock-based awards to non-employees are accounted for based on the provisions of SFAS No. 123.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" (SFAS No. 133) as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is required to implement SFAS No. 133 in the first quarter of 2001. The Company believes that the adoption of SFAS No. 133 will not have a material effect on its financial condition or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The SAB formalizes positions the staff has expressed in speeches and comment letters. SAB 101 became effective for IDX during the fourth quarter of 2000. The Company has adopted SAB 101 and has determined that it had no significant impact on its financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25," (the Interpretation or FIN 44). The Interpretation, which has been adopted prospectively as of July 1, 2000, requires, among other things, that stock options that have been modified be accounted for as variable. The Company has adopted FIN 44 and has determined that it had no significant impact on its financial condition or results of operations.

2.  BUSINESS COMBINATIONS/ DIVESTITURES

On July 13, 2000, the Company announced an agreement to sell certain operations of ChannelHealth to Allscripts, a leading provider of point-of-care e-prescribing and productivity solutions for physicians. ChannelHealth provides a set of Internet-based clinical and productivity solutions for physicians that brings the power of the Internet to the practice of medicine. IDX will retain the operations of the Patient and e-Commerce Channels, which were previously part of Channelhealth Incorporated. In addition to the sale, the Company has entered into a 10-year strategic alliance whereby Allscripts will become the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

Allscripts acquired ChannelHealth on January 8, 2001 in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro-forma fully diluted basis, of which IDX will receive approximately 90%.

ChannelHealth's revenues, net losses and total assets included in the Company's consolidated financial statements were as follows:

     FOR THE YEARS ENDED DECEMBER 31,              2000            1999
     --------------------------------------------------------------------

     Revenues                                    $ 6,098          $ 1,865

     Net loss                                   ($19,660)        ($ 5,479)
     Total assets                                $21,641          $11,744

In April 1999, the Company completed its merger with EDiX, a provider of medical transcription services, which became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling-of-interests and, accordingly, the accompanying consolidated financial statements include the accounts of EDiX for all periods presented. In connection with the merger, the Company incurred approximately $4.0 million of merger and related costs consisting principally of transaction costs of $2.4 million, write-offs and adjustments of long-lived assets, principally incompatible computer equipment of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs incurred during the period and the termination of leases and other contractual obligations.

On April 1, 1999, the Company acquired an 80% interest in ChannelHealth, Inc., a Massachusetts corporation, for $6.5 million. The acquisition was accounted for under the purchase method. In November 1999, ChannelHealth, Inc. was merged into Channelhealth Incorporated, a Delaware corporation formed by the Company in September 1999, which at that time was wholly-owned by the Company, with the result that the Company then owned 98.3% of Channelhealth Incorporated.

On June 23, 1999, the Company acquired all of the assets of DietSite.com, Inc. for $1.5 million. DietSite.com is a website which includes disease-oriented dietary information with extensive proprietary content on diets, vitamins, herbals and nutritionals. The acquisition was accounted for under the purchase method.

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

Had these acquisitions occurred as of the beginning of the year in which they occurred, the pro forma operating results would not be materially different than as reported in the accompanying consolidated financial statements.

3.  RESTRUCTURING CHARGE

On June 21, 2000 the Company announced the implementation of a restructuring program. The Company halted development and discontinued sales efforts on certain products that had failed to achieve business targets or were deemed non-strategic to the business going forward. As a result, the Company implemented a workforce reduction of approximately five percent. The restructuring program resulted in a charge to earnings of approximately $21.0 million in the second quarter of 2000, in connection with costs associated with product discontinuations, principally settlements with existing users, of approximately $16.0 million and employee severance arrangements of approximately $5.0 million. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions, and their location. Substantially all work-force related actions were completed during the third quarter of 2000, with the exception of product related "sunset" support teams. As of December 31, 2000, the Company had a balance of $11.5 million related to accrued restructuring costs. Cash expenditures related to these accruals are estimated to be $8.9 million. The remaining balance of approximately $2.6 million represents a provision for the estimated write-off of accounts receivable that will not affect cash. These write-offs are expected to be finalized by June 30, 2001.

4.  SEGMENT INFORMATION

The Company is required to disclose segment information in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Up to and including the first quarter of 1999, the Company has viewed its operations and managed its business as principally one segment, healthcare information solutions that include software, hardware and related services. During the second quarter of 1999, the Company acquired two companies that have separate and distinct financial information and operating characteristics. When applicable, the information for the reportable segments has been restated for 1999 in order to conform to the 2000 presentation.

The Company's three business units have separate management teams and infrastructures that offer different products and services. Accordingly, these business units have been classified as three reportable segments (information systems and services, Internet services and content, and medical transcription services).

Information Systems and Services: This reportable segment consists of IDX Systems Corporation's healthcare information solutions that includes software, hardware and related services. IDX solutions enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality. The principal markets for this segment include physician groups, management service organizations, hospitals, and integrated delivery networks primarily located in the United States.

Internet Services and Content: ChannelHealth, a majority owned subsidiary, offers three Internet channels that integrate IDX's core practice management systems with extensive Internet-based services and clinically valid content. ChannelHealth services are available to physicians through group practices, hospitals, integrated delivery networks and managed care organizations. This segment will no longer be reported in 2001 as a separate business segment due to the acquisition of ChannelHealth by Allscripts on January 8, 2001.

Medical Transcription Services: This reportable segment consists of EDiX, a provider of medical transcription outsourcing services. The principal markets for this segment include hospitals and large physician group practices primarily located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment, with the exception of EDiX. EDiX's revenues from one major customer amounted to 10.3% and 11.0% of EDiX's total revenue during the years ended December 31, 2000 and December 31, 1999, respectively. During the year ended December 31, 1998, no single customer represented more than 10% of total revenues.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                                                          IDX Healthcare
                                                           Information        Channelhealth
                                                      Systems and Services     Incorporated          EDIX             Total
-----------------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 2000
Net operating revenues                                        $263,620          $  6,098          $ 72,175          $341,893
Operating income (loss)                                        (40,572)          (28,880)            3,387           (66,065)
Identifiable operating assets                                  249,441            21,641            26,409           297,491

For the year ended December 31, 1999
Net operating revenues                                        $292,261          $  1,865          $ 46,873          $340,999
Operating loss                                                    (542)           (7,930)           (4,177)          (12,649)
Identifiable operating assets                                  242,773            11,744            16,630           271,147


For the year ended December 31, 1998
Net operating revenues                                        $321,676                 -          $ 28,511          $350,187
Operating income (loss)                                         47,144                 -           (12,150)           34,994
Identifiable operating assets                                  281,324                 -             7,899           289,223

Corporate headquarter assets and related operating costs are included in IDX Healthcare Information Systems and Services segment information. Substantially all of the Company's operations are in the United States. The financial information disclosed above represents all of the material financial information related to the Company's principal operating segments.

5.  SECURITIES AVAILABLE-FOR-SALE

The following is a summary of securities available-for-sale at December 31, 2000 and 1999:

                                                                      Gross              Gross         Estimated
                                                                   Unrealized         Unrealized          Fair
(in thousands)                                          Cost          Gains            (Losses)          Value
--------------------------------------------------------------   ----------------  ----------------  --------------
December 31, 2000
U.S. government securities................        $     11,554   $             10                 -  $       11,564
Other debt securities.....................               4,047                 55                 -           4,102
                                                  ------------   ----------------  ----------------  --------------
  Total debt securities...................              15,601                 65                 -          15,666
Tax-deferred municipal funds..............              23,728                  -               (66)         23,662
Equity securities.........................               5,570                 87                 -           5,657
Money-market funds........................               9,341                  -                 -           9,341
                                                  ------------   ----------------  ----------------  --------------
                                                  $     54,240   $            152  $            (66)         54,326
                                                  ============   ================  ================  ==============
December 31, 1999
U.S. government securities................        $      8,914                  -  $            (79) $        8,835
Other debt securities.....................               2,520                  -               (22)          2,498
                                                  ------------   ----------------  ----------------  --------------
  Total debt securities...................              11,434                  -              (101)         11,333
Tax-deferred municipal funds..............              22,640                  -              (115)         22,525
Money-market funds........................              16,014                  -                 -          16,014
                                                  ------------   ----------------  ----------------  --------------
                                                  $     50,088                  -  $           (216) $       49,872
                                                  ============   ================  ================  ==============


The net unrealized gain and net unrealized (loss) on securities available-for-sale included as a separate component of stockholders' equity totaled $86,000 and $(216,000) at December 31, 2000 and 1999, respectively. In 2000, a portion of the Company's investment in a venture capital fund was converted to marketable equity securities and resulted in the realization of a $7.3 million gain.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2000 by contractual maturity are shown below.

                                                                                                         Estimated Fair
(in thousands)                                                                      Cost                      Value
------------------------------------------------------------------------------------------------     ---------------------
Due in one year or less...............................                                  $ 49,412                  $ 49,434
Due after one year through three years................                                     3,274                     3,308
Due after three years.................................                                     1,554                     1,584
                                                                          ----------------------     ---------------------
                                                                                        $ 54,240                  $ 54,326
                                                                          ======================     =====================

6.  PROPERTY AND EQUIPMENT

Equipment and leasehold improvements consist of the following:

                                                                                                December 31,
                                                                                         2000                   1999
                                                                                     ------------            ----------
                                                                                                (in thousands)
Computer equipment and software.......................                                   $ 57,502              $ 66,727
Furniture and fixtures................................                                      8,663                 9,406
Leasehold improvements................................                                     23,415                12,219
                                                                                     ------------            ----------
                                                                                           89,580                88,352
Less accumulated depreciation and amortization........                                     36,101                48,475
                                                                                     ------------            ----------
                                                                                         $ 53,479              $ 39,877
                                                                                     ============          ============
Real estate consists of the following:

                                                                                                December 31,
                                                                                         2000                   1999
                                                                                     ------------            ----------
                                                                                                 (in thousands)
Corporate headquarters................................                                   $ 20,477              $ 20,301
Less accumulated depreciation.........................                                      2,366                 1,913
                                                                                     ------------            ----------
                                                                                         $ 18,111              $ 18,388
                                                                                     ============            ==========

7.  OTHER ASSETS

In February 1996, the Company signed a Distribution Agreement (the Agreement) with Point-of-Care Systems Inc., a software developer of mobile computing solutions for the home healthcare marketplace. In addition, the Company purchased a minority equity interest in the developer for approximately $957,000. During 1997 and 1998, an additional $685,000 was invested by the Company. During 1999, the Company was informed that the legal entity, Point-of-Care Systems Inc., would be dissolved. Accordingly, the total investment of $1,642,000 was written off in the first quarter of 1999 and charged to the IDX healthcare information segment as a loss on investment impairment.

In 2000 a portion of the Company's investment in a venture capital fund was converted to marketable equity securities.

8.  ACCRUED EXPENSES

Accrued expenses consist of the following:                                                         December 31,

                                                                                                      2000          1999
                                                                                          -----------------------------------
                                                                                                 (in thousands)
Employee compensation and benefits                                                                $ 14,195      $  8,188
Restructuring charges                                                                                8,905             -
Accrued expenses                                                                                     8,196         9,863
Other                                                                                                7,310         6,950
                                                                                          -----------------------------------
                                                                                                  $ 38,606      $ 25,001
                                                                                          ====================================

9.   REDEEMABLE CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY

In January 2000, ChannelHealth sold 2,719,429 shares of Series A Preferred Stock (3,000,000 total authorized shares), to Pequot Private Equity Fund II, L.P. (Pequot) and other investors for a purchase price of $33.1 million. Pequot's ownership interest represents approximately 9.0% of the outstanding shares of stock, on an as converted basis, of ChannelHealth. Under certain circumstances, the Series A Preferred Stock is convertible into common stock of ChannelHealth.

The Series A Preferred Stock is subject to mandatory conversion in the event of an initial public offering resulting in at least $35 million of net proceeds to ChannelHealth and a market capitalization of at least $500 million. The Series A Preferred Stock is also redeemable at the option of the holder commencing on the fifth anniversary of the date of issuance. The redemption price is equal to $11.80 per share plus any declared but unpaid dividends, payable in three equal installments over three years.

The Series A Preferred Stock will be settled in 2001 in connection with the sale of ChannelHealth described in Note 2.

10.  FINANCING ARRANGEMENTS

Under an unsecured line of credit arrangement with a bank, the Company may borrow up to $5,000,000 on a demand basis subject to terms and conditions upon which the Company and the bank may mutually agree. The line of credit arrangement expires on December 31, 2001. At December 31, 2000 and 1999, there were no borrowings under this arrangement.

Operating Leases
----------------

At December 31, 2000, future obligations due under the operating lease with REPs and unrelated parties for sales and support offices are as follows:

                                                                         Unrelated
Year ending December 31:                            REPs                   Third                 Total
                                                                          Parties
                                          ---------------------------------------------------------------------
                                                                      (in thousands)
  2001                                                 $ 557                  $ 11,253            $ 11,810
  2002                                                   279                    10,833              11,112
  2003                                                     -                    13,617              13,617
  2004                                                     -                    13,934              13,934
  2005                                                     -                    14,114              14,114
  Thereafter                                               -                   112,476             112,476
                                          ---------------------------------------------------------------------
                                                       $ 836                  $176,227            $177,063
                                          =====================================================================

The Company leased approximately 47% of the office space in a commercial office building owned by HLP (owned and controlled by stockholders and certain key employees of the Company) until July 1999 when the building was sold to an unrelated party. The building lease was assumed by the new owner of the building and is disclosed above as a lease obligation with an unrelated third party. Total rent expense amounted to $11,117,000, $9,708,000 and $7,971,000, during 2000, 1999 and 1998, respectively. Total rent expense includes $0, $1,564,000 and $2,898,000 in 2000, 1999 and 1998, respectively, related to the lease with HLP. Total rent expense includes $619,000, $546,000 and $525,000 in 2000, 1999 and 1998, respectively, related to the leases with REPs.

11.  INCOME TAXES

The provision for income taxes consists of the following:

Currently payable (refundable):                                      2000                  1999                  1998
                                                              -----------------------------------------------------------
                                                                                      (in thousands)
  Federal                                                          $(13,500)             $    100             $ 15,918
  State                                                                 429                  (486)               3,805
                                                              -----------------------------------------------------------
                                                                    (13,071)                 (386)              19,723
  Deferred (benefit), principally federal                            (5,858)               (3,843)               2,437
                                                              -----------------------------------------------------------
                                                                   $(18,929)             $ (4,229)            $ 22,160
                                                              ===========================================================

A reconciliation of the federal statutory rate to the effective income tax rate during 2000, 1999 and 1998 is as follows:

                                                                     2000                  1999                  1998
                                                              -----------------------------------------------------------
  Tax at federal statutory rate                                        35.0%                 35.0%                35.0%
  State taxes, net of federal benefit                                   3.0                   5.4                  5.4
  Non-deductible costs of acquisitions                                    -                  (8.0)                   -
  Change in valuation allowance                                           -                     -                 13.7
  Other, net                                                           (3.5)                  2.3                  2.7
                                                              -----------------------------------------------------------
                                                                       34.5%                 34.7%                56.8%
                                                              ===========================================================


Significant components of the Company's deferred tax assets (liabilities) are as follows:

                                                                                              2000                 1999
                                                                                -------------------------------------------
                                                                                                  (in thousands)
  Deferred tax assets:
     Net operating loss carry forwards                                                        $ 14,502             $ 14,502
     Allowances and accruals                                                                     9,060                5,178
     Depreciation                                                                                3,291                3,200
     Goodwill                                                                                    2,208                    -
     Unrealized gain on securities                                                                 770                    -
     Deferred revenue                                                                            1,603                2,513
                                                                                -------------------------------------------
          Total deferred tax assets                                                             31,434               25,393
          Valuation allowance                                                                  (14,685)             (14,502)
                                                                                -------------------------------------------
          Net deferred tax assets                                                               16,749               10,891
          Less current portion                                                                   9,021                7,691
                                                                                -------------------------------------------
                                                                                              $  7,728             $  3,200
                                                                                ===========================================

At December 31, 2000, the Company had net operating loss carry forwards (NOLs) of approximately $36.3 million generated by EDiX and available to offset the Company's future taxable income subject to an annual limitation of $900,000. These NOLs will expire, if not used, during the years 2009 through 2018.

The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of certain deferred tax assets, principally NOL's, such that a partial valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results.

12.  NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted earnings per share:

(in thousands, except per share data)                              2000        1999       1998
-------------------------------------------------------------------------------------------------
  Numerator:
    Net income (loss)                                              $(35,968)   $(7,944)   $16,834
                                                                ---------------------------------
    Numerator for basic and diluted earnings per share             $(35,968)   $(7,944)   $16,834
                                                                =================================
   Denominator:
    Denominator for basic earnings per share
       weighted-average shares                                       28,090     27,723     27,345
    Effect of employee stock options                                      -          -        825
                                                                ---------------------------------
    Denominator for diluted earnings per share                       28,090     27,723     28,170
                                                                =================================
  Basic net income (loss) per share                                $  (1.28)   $ (0.29)   $  0.62
                                                                =================================
  Diluted net income (loss) per share                              $  (1.28)   $ (0.29)   $  0.60
                                                                =================================

13.  BENEFIT PLANS

RETIREMENT PLANS:

PROFIT SHARING RETIREMENT PLAN

The Company maintains a profit sharing retirement plan for all IDX employees meeting age and service requirements. In 1998, employees of PHAMIS, Inc. a subsidiary acquired in 1997, were not eligible for the profit sharing retirement plan due to their eligibility in the PHAMIS 401(k) plan described below. Effective January 1, 1999, PHAMIS employees became eligible for profit sharing contributions when the former PHAMIS 401(k) plan was merged into the new IDX Systems Corporation Retirement Income Plan. Contributions to the plan are discretionary, as determined by the Board of Directors. The Company expects to continue the plan indefinitely; however, IDX has reserved the right to modify, amend or terminate the plan. For the years ended December 31, 2000, 1999 and 1998, the Company has expensed $3,572,000, $0, and $4,184,000, respectively.

401(k) RETIREMENT SAVINGS PLAN

Effective January 1, 1999, the Company merged the PHAMIS 401(k) retirement savings plan into the IDX Systems Corporation Retirement Income Plan which covers all full-time employees eligible to participate. Under the IDX plan, employees are eligible to participate in the plan on the first day of the month following the date of employment. The Company matches participant contributions up to 3%. Matching contributions to the IDX plan were $3,265,000 and $3,271,000 for the year ended December 31, 2000 and 1999.

During 1998, the Company maintained two 401(k) retirement savings plans which covered all eligible employees. One plan, which covered former PHAMIS employees, matched 50% of participant contributions up to a maximum contribution of $1,500 per employee in company stock. The second plan, covering IDX employees had no matching provision. Matching contributions to the plan were $413,000 in the year ended December 31, 1998. A total of 240,000 shares of Common Stock have been reserved for issuance under the 401(k) retirement savings.

STOCK PURCHASE PLAN

In September 1995, IDX's Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan, as amended in July 1997, (the "ESPP") under which eligible employees may purchase Common Stock at a price per share equal to 85% of the lower of the fair market value of the Common Stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 1,400,000 shares of Common Stock have been reserved for issuance under the ESPP. During the years ended December 31, 2000, 1999 and 1998, an aggregate of approximately 378,000, 125,000, and 96,000, respectively, were purchased under the ESPP. No additional shares of stock were issued under the ESPP subsequent to the end of the year. The Company has approximately 588,000 additional shares of common stock available for issuance pursuant to the ESPP.

STOCK OPTION PLANS:

IDX OPTION PLANS

During 1985 and 1994, the Company established incentive stock option plans providing for the grant of options for the issuance of 959,540 and 183,200 shares, respectively, of Common Stock. Options were granted at fair market value at the time of grant and became immediately exercisable at the time of the initial public offering. The options expire on the tenth anniversary of the date of the grant or upon termination of employment. The 1994 Plan was terminated upon the completion of the initial public offering. The 1985 Plan was terminated for purposes of prospective eligibility in March 1995. At December 31, 2000, options to purchase 49,350 and 54,396 shares of Common Stock were outstanding and exercisable under the 1994 Plan and the 1985 Plan, respectively.

In September 1995, the Company's stockholders approved the 1995 Stock Option Plan as amended in July 1997, (the "1995 Option Plan"). The 1995 Option Plan provides for the grant of stock options to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1995 Option Plan, the Company may grant options that are intended to qualify as incentive stock options under provisions of the Internal Revenue Code or options not intended to qualify as incentive stock options. The option grants, exercise price, vesting and expiration are authorized by a compensation committee comprised of certain of the Company's directors. A total of 4,500,000 shares of Common Stock may be issued upon the exercise of options granted under the 1995 Option Plan. At December 31, 2000, options to purchase 3,142,796 shares of Common Stock were outstanding under the 1995 Option Plan, of which 1,143,243 were exercisable.

In September 1995, IDX's Board of Directors approved the 1995 Director Stock Option Plan, as amended, in May and July 1997, (the "IDX Director Plan"), which provides that each non-employee director of the Company be granted an option to acquire 2,000 shares of Common Stock on the date that person becomes a director but, in any event, not earlier than the effective date of the IDX Director Plan. Options are granted at a price equal to the fair market value on the date of grant. The option becomes exercisable on the first anniversary of the date of grant, and the term of the option is ten years from the date of grant. The Company has reserved 80,000 shares of Common Stock for issuance under the IDX Director Plan. At December 31, 2000, options to purchase 50,824 shares of Common Stock were outstanding under the IDX Director Plan, of which 27,576 were exercisable.

PHAMIS STOCK OPTION PLANS

Options to purchase shares of PHAMIS Common Stock under the PHAMIS, Inc.
Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan (the "1983 Option Plan"), the PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan (the "1993 Option Plan") and the PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan (the "PHAMIS Director Plan") which were outstanding at the effective date of the acquisition of PHAMIS by IDX were effectively assumed by IDX based on the exchange ratio of .73 shares of IDX Common Stock for each share of PHAMIS Common Stock. Pursuant to the terms of the aforementioned plans, all unvested and unexercisable option grants were fully vested and became exercisable immediately prior to the acquisition. The aforementioned PHAMIS plans were terminated for purposes of prospective eligibility at the effective time of the acquisition. At December 31, 2000, options to purchase 4,767, 65,117 and 3,650 shares of IDX Common Stock were outstanding and exercisable under the 1983 Option Plan, the 1993 Option Plan and the PHAMIS Director Plan, respectively.

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

                                                                  Options               ESPP
                                                            2000   1999   1998   2000   1999   1998
                                                          -------------------------------------------
  Expected life (years)                                      4.0    4.0    6.4    0.5    0.5    0.5
  Interest rate                                              5.8%   5.9%   5.7%   4.8%   5.7%   5.5%
  Volatility                                                77.6%  74.6%  41.4%  77.6%  74.6%  41.4%
  Dividend yield                                             0.0%   0.0%   0.0%   0.0%   0.0%   0.0%

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



For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for net income (loss) per share information):


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         2000               1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

  Pro forma net income (loss)                                                         $(41,946)          $(13,136)          $12,296
-----------------------------------------------------------------------------------------------------------------------------------
  Pro forma diluted net income (loss) per share                                       $  (1.49)          $  (0.47)          $  0.46
-----------------------------------------------------------------------------------------------------------------------------------

The effects on 2000, 1999 and 1998 pro-forma net income (loss) and net income
(loss) per share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only stock options granted under the Company's plans subsequent to the adoption of SFAS No. 123 in 1996.

A summary of the Company's stock option activity, and related information for the three years ended December 31 follows:

                                          2000                   1999                   1998
                                       ----------             ----------             ----------
                                                    Weighted-              Weighted-              Weighted-
                                                     Average                Average                Average
                                                    Exercise               Exercise               Exercise
                                         Options      Price     Options      Price     Options      Price
                                      ---------------------------------------------------------------------
Outstanding at beginning of year        2,605,886      $22.77  1,889,019      $26.36  2,085,729      $24.95
Granted                                 1,508,060      $18.45  1,098,009      $14.33    289,710      $26.35
Exercised                                (206,120)     $15.17   (234,642)     $ 5.75   (424,051)     $19.03
Forfeited                                (536,926)     $25.89   (146,500)     $33.12    (62,369)     $29.00
                                      ---------------------------------------------------------------------

Outstanding at end of year              3,370,900      $20.60  2,605,886      $22.77  1,889,019      $26.37
                                      =====================================================================
Exercisable at end of year              1,346,099      $23.74  1,155,276      $23.00    743,697      $21.23
                                      =====================================================================
Weighted-average fair value of
 options granted during the year                       $11.29                 $ 8.53                 $17.67
Available for future grants               506,319              1,477,453              2,435,276
                                      =====================================================================

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2000:

                                                                 Options Outstanding                       Options Exercisable
                                                                 -------------------                       -------------------
                                                            Weighted-
                                                             Average            Weighted-                             Weighted-
                                        Number              Remaining            Average             Number            Average
     Range of Exercise Prices        Outstanding         Contractual Life     Exercise Price       Exercisable      Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$ 4.32 - $ 4.32                          60,850             3.88 years            $ 4.32                60,850           $ 4.32
$ 5.14 - $13.63                         735,886             7.88 years            $13.06               342,469           $12.42
$14.22 - $16.59                       1,061,659             9.52 years            $15.74                17,012           $16.44
$16.69 - $30.63                         891,113             7.04 years            $24.14               510,616           $26.30
$31.19 - $51.19                         621,392             7.29 years            $33.46               415,152           $33.08
                                    -----------                                                    -----------
                                      3,370,900                                                      1,346,099
                                    ===========                                                    ===========


14. COMMITMENTS AND CONTINGENCIES

On January 18, 2001, the Company commenced a lawsuit against Epic Systems Corporation, a competitor of the Company, the University of Wisconsin Medical Foundation, and two individuals claiming, among other things, that trade secrets of the Company involving its IDXtend medical group practice system were wrongfully disclosed to, and misappropriated by, Epic in a series of meetings that took place in 1998 and 1999. All of the defendants deny the Company's claims. The Company's lawsuit seeks damages and injunctive relief and was brought in the United States District Court for the Western District of Wisconsin and is entitled, IDX Systems Corporation v. Epic Systems Corporation, et al., No. 01C-0037-S. The Foundation has brought a counterclaim against the Company claiming that its lawsuit interferes with a contract between the Foundation and Epic, and that the confidentiality provisions in IDX's contracts with the Foundation are invalid. The counterclaim seeks damages and declaratory judgment. The Company denies the counterclaim and intends to vigorously contest the matter. The lawsuit is in the preliminary stages of discovery. The Company is unable to determine the outcome of this matter at this time.

The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is party will have a material adverse effect on its financial condition or results of operations.

15. SUBSEQUENT EVENT

On January 8, 2001, the Company sold ChannelHealth including certain product lines to Allscripts. ChannelHealth, which was incorporated in September 1999, was a majority owned subsidiary of IDX. Allscripts acquired ChannelHealth in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro-forma fully diluted basis, of which IDX received 7.5 million shares (approximately 90%). This investment in Allscripts stock will be accounted for under the equity method in 2001. Accordingly, IDX will recognize a pro-rata share of Allscripts net income(loss), after elimination of certain related entity transactions and will recognize any goodwill amortization expense based on the excess of the carrying value of its investment over its share of the underlying net assets of Allscripts.

16.  QUARTERLY INFORMATION (UNAUDITED)

A summary of operating results for the quarterly periods in the two years ended December 31, 2000 is set forth below:

                                                                        Quarter Ended
                                                -------------------------------------------------------------
                                                  March 31    June 30   September 30   December 31    Total
                                                -------------------------------------------------------------
                                                          (in thousands, except per share amounts)
   Year ended December 31, 2000
   Total revenues                                $ 76,722   $ 79,596        $87,578       $97,997   $341,893
   Gross profit                                    21,562     18,936         26,896        30,415     97,809
   Net income (loss)                              (10,499)   (22,023)        (4,777)        1,331    (35,968)
   Net income (loss) per share - basic           $  (0.38)  $  (0.79)       $ (0.17)      $  0.05   $  (1.28)
   Net income (loss) per share - diluted         $  (0.38)  $  (0.79)       $ (0.17)      $  0.05   $  (1.28)

   Year ended December 31, 1999
   Total revenues                                $ 69,650   $ 91,255        $92,218       $87,876   $340,999
   Gross profit                                    20,847     34,960         35,776        32,862    124,445
   Net income (loss)                               (8,578)    (2,250)         1,178         1,706     (7,944)
   Net income (loss) per share - basic           $  (0.31)  $  (0.08)       $  0.04       $  0.06   $  (0.29)
   Net income (loss) per share - diluted         $  (0.31)  $  (0.08)       $  0.04       $  0.06   $  (0.29)

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
IDX Systems Corporation


We have audited the accompanying consolidated balance sheets of IDX Systems Corporation, its subsidiaries and affiliate as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDX Systems Corporation, its subsidiaries and affiliate at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/ Ernst & Young LLP

Boston, Massachusetts
January 29, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                   PART III

Certain information required by Part III of this Form 10-K is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I hereof, and the remainder is contained in the Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference. Information relating to delinquent filings of Forms 3, 4 and 5 of the Company is contained in the Proxy Statement under the caption "Compliance with Section 16 Reporting Requirements" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The response to this item is contained in the Proxy Statement under the captions "Board of Directors Compensation" and "Compensation of Executive Officers" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is contained in the Proxy Statement under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) The following consolidated financial statements of IDX Systems Corporation are included in Item 8.
1.  Consolidated Balance Sheets at December 31, 2000 and 1999.
    Consolidated Statements of Operations for the Years Ended December 31,
         2000, 1999 and 1998.
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
         (Loss) for the Years Ended December 31, 2000, 1999 and 1998. Consolidated Statements of Cash Flows for the Years Ended December 31,
         2000, 1999 and 1998.
    Notes to Consolidated Financial Statements.
    Report of Independent Auditors.
2.  The consolidated financial statement Schedule II is as follows:
    All other schedules are omitted, as the information required is inapplicable.


SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                          Balance at         Charged to                             Bad Debts
                                         Beginning of        Costs and         Charged to        Written-Off Net    Balance at End
Description                                 Period            Expenses       Other Accounts      of Collections        of Period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
  Allowance for doubtful accounts        $3,300,000          $2,918,000             -              $1,921,000         $4,297,000

Year ended December 31, 1999
  Allowance for doubtful accounts        $2,615,000          $  685,000             -                       -         $3,300,000

Year ended December 31, 1998
  Allowance for doubtful accounts        $1,664,000          $1,512,000             -              $  561,000         $2,615,000

3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b) On November 16, 2000, the Company filed a report on Form 8-K, reporting an agreement with Stentor,Inc.

                                  SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2001.

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


Signature                        Title                           Date
---------                        -----                           ----

/s/ Richard E. Tarrant    Chief Executive                   March 30, 2001
-----------------------   Officer and Director
Richard E. Tarrant        (Principal Executive Officer)



/s/ John A. Kane          Vice President, Finance           March 30, 2001
-----------------------   and Administration, Chief
John A. Kane              Financial Officer and Treasurer
                          (Principal Financial and
                          Accounting Officer)


/s/ Henry M. Tufo         Director                          March 30, 2001
-----------------------
Henry M. Tufo, M.D.


/s/ Robert H. Hoehl       Director                          March 30, 2001
-----------------------
Robert H. Hoehl


/s/ Stuart H. Altman      Director                          March 30, 2001
-----------------------
Stuart H. Altman, Ph.D.


/s/ Steven M. Lash        Director                          March 30, 2001
-----------------------
Steven M. Lash

/s/ Frank T. Sample                    Director               March 30, 2001
-----------------------
Frank T. Sample


/s/ Mark F. Wheeler                    Director               March 30, 2001
-----------------------
Mark F. Wheeler, M.D.


/s/ Allen Martin                       Director               March 30, 2001
-----------------------
Allen Martin, Esq.


/s/ Peter VanEtten                     Director               March 30, 2001
-----------------------
Peter VanEtten

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

10.19* Lease Agreement between the Registrant and 4901 LBJ Limited Partnership dated as of April 7, 1992.

10.20* Indenture of Lease between the Registrant and IDS Realty Trust dated as of December 1, 1981, as amended on June 29, 1995.

10.21* Lease Agreement between the Registrant and BDP Realty Associates relating to 1500 Shelburne Road dated July 6, 1979.

Exhibit No.     Description
-----------     -----------

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

10.37#@ PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan

10.38#@ PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan as amended through May 14, 1996

10.39#@ PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan as amended through January 1, 1996

10.40#@ PHAMIS, Inc. Salary Savings and Deferral Plan and Trust as amended through February 22, 1996

10.42# Amended and Restated Lease Agreement between BDP Realty Associates and IDX Systems Corporation relating to 1400 Shelburne Road (now known as 40 IDX Drive) dated as of November 1, 1997

10.44!          Specimens of Stock Option Agreements under the 1995 Stock Option
                Plan

10.45! Third Addendum to Lease Agreement between 4901 LBJ Limited Partnership and IDX Systems Corporation dated as of February 1, 1998.

10.46& Second Addendum to Lease Agreement between 4901 LBJ Limited Partnership and IDX Systems Corporation dated April 21, 1997.

10.47& Third Amendment to Lease between Huntington Avenue Limited Partnership and IDX Systems Corporation.

10.48& Fourth Amendment to Lease between Huntington Avenue Limited Partnership and IDX Systems Corporation.

10.49$ Agreement and Plan of Merger among IDX Systems and Underwood Acquisition Corporation and EDiX Corporation dated September 11, 1998.

10.50( Letter Agreement between BDP Realty Associates and IDX Systems Corporation dated as of March 23, 1999.

10.51( Lease Extension between IDS Realty Trust and IDX Systems Corporation dated as of June 15, 1998 and executed April 12, 1999.

10.52) Sample Indemnification Agreement signed by all Directors and Officers as of September 13, 1999.

Exhibit No      Description
----------      -----------


10.53= Series A Convertible Preferred Stock Purchase Agreement by and between Channelhealth Incorporated, IDX Systems Corporation and Purchasers named on Schedule I dated as of January 10, 2000.

10.54[          Stock Restriction and Voting Agreement by and among Richard E.
                Tarrant and Amy E. Tarrant effective April 29, 1999 and executed June 8, 2000.

10.55 Stock Rights and Restriction Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001.

10.56 Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001.

10.57 Stock Option Agreement by and between IDX Systems Corporation and James H. Crook, Jr. dated as of October 16, 2000.

21.1            Subsidiaries

23.1            Consent of Ernst & Young LLP


# Management contract or compensatory plan or arrangement filed as an exhibit to or incorporated by reference into this Form pursuant to Items 14(a) and 14(c) of Form 10-K.
* Incorporated herein by reference from the Company's Registration Statement on Form S-1, as amended (File No. 33-97104).
+ Incorporated herein by reference from the Company's Registration Statement on Form S-4, as amended (File No. 333-2891).
@ Incorporated herein by reference from the Company's Registration Statement on Form S-8, as amended (File No. 333-31045).
! Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
{ Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
& Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.
$ Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.
( Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.
) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
= Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
[ Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.