Form 10-Q
period 2001-03-31
IDX SYSTEMS CORP
filed 2001-05-15
CIK 1001185

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________TO__________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X           No
                                  ------

         The number of shares outstanding of the registrant's common stock as of May 10, 2001 was 28,465,596.

================================================================================

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Period Ended March 31, 2001


                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

  Item 1.   Interim Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets . . . . . .  . . . . . . . . .. .  3

  Condensed Consolidated Statements of Operations . . .. . . . . . . . .   4

  Condensed Consolidated Statements of Cash Flows . . . . . . . . . . ..   5

  Notes to Condensed Consolidated Financial Statements . . . . . . . . .   6

  Item 2.  Management's Discussion and Analysis of Financial

     Condition and Results of Operations  .  .  .  .  . . . . . . . . ..   10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .   21


PART II. OTHER INFORMATION

   Item 1.  Legal  Proceedings  .  . . . . . . . . . . . . .. . . .  . .  22

   Item 2.  Changes In  Securities  . . . . . . . . . . . . . . . . . . .  23

   Item 3.  Defaults  Upon  Senior  Securities  . . . . . . . . . . . . .  23

   Item 4.  Submission of Matters to a Vote of Security Holders . . . . .  23

   Item 5.  Other  Information  .  . . . . . . . . . . . . . . . . . . .   23

   Item 6.  Exhibits And Reports On Form 8-K . . . . . . . . .. . . . . .. 23

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .. . . 24

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                            MARCH 31,           DECEMBER 31,
                                              2001                  2000
                                          (unaudited)            (audited)
                                        ----------------      ----------------


ASSETS
Cash and marketable securities                $ 64,603              $70,683
Accounts receivable, net                       106,394              110,360
Refundable income taxes                          1,785               13,699
Prepaid and other current assets                 7,686                6,927
Deferred tax asset                              12,234                9,021
                                        -----------------     ----------------
Total current assets                           192,702              210,690

Property and equipment, net                     72,083               71,590
Other assets                                     7,375                7,483
Investment in unconsolidated affiliate          11,544                    -
Deferred tax asset                               4,828                7,728
                                        ----------------     -----------------
Total assets                                 $ 288,532            $ 297,491
                                        ================     =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and
  other liabilities                            $52,439              $56,646
Deferred tax liability                           4,629                    -
Deferred revenue                                19,752               19,913
                                        -----------------    -----------------
Total current liabilities                       76,820               76,559

Redeemable convertible preferred stock
   of subsidiary                                     -               33,140
Minority interest                                8,927                8,682
Stockholders' equity                           202,785              179,110
                                        -----------------    ----------------

Total liabilities and stockholders'
   equity                                    $ 288,532            $ 297,491
                                        =================    ================






          See Notes to the Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                               THREE MONTHS ENDED
                                                     MARCH 31,
                                               2001            2000
                                         ---------------------------------
REVENUES

   Systems sales                               $ 26,162        $ 21,650
   Maintenance and service fees                  65,647          55,072
                                         ---------------------------------

TOTAL REVENUES                                   91,809          76,722

OPERATING EXPENSES

   Cost of sales                                 63,348          55,160
   Selling, general and administrative           18,951          18,345
   Research and development                      10,501          12,186
   Loss on impairment of goodwill                     -           5,810
                                         ---------------------------------
TOTAL OPERATING EXPENSES                         92,800          91,501
                                         ---------------------------------

OPERATING LOSS                                     (991)        (14,779)

OTHER INCOME
Other income                                        684           1,123
Gain on sale of investment in subsidiary         35,546               -
Realized gain on investment                       5,849               -
                                         ---------------------------------
TOTAL OTHER INCOME                               42,079           1,123
                                         ---------------------------------

Income (loss) before taxes and equity in
   loss of unconsolidated affiliate              41,088        (13,656)

Equity in loss of unconsolidated affiliate       (6,051)             -
Income tax (provision) benefit                  (15,277)          3,157
                                         ---------------------------------

NET INCOME (LOSS)                              $ 19,760      $ (10,499)
                                         =================================

BASIC EARNINGS (LOSS) PER SHARE                  $ 0.69        $ (0.38)
                                         =================================
Basic weighted average shares outstanding        28,434          27,957
                                         =================================

                                         =================================
DILUTED EARNINGS (LOSS) PER SHARE                $ 0.68        $ (0.38)
                                         =================================
Diluted weighted average shares outstanding      28,871          27,957
                                         =================================

          See Notes to the Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                               March 31,
                                                    2001               2000
                                                 -----------        ------------

OPERATING ACTIVITIES
Net income (loss)                                   $ 19,760           $(10,499)
Adjustments to reconcile net income (loss) to
 net cash (used in) provided by operating
 activities:
   Depreciation                                        3,751              3,734
   Amortization                                           83                137
   Deferred income tax benefit (provision)             4,316                (77)
   Increase in allowance for doubtful accounts           578                328
   Minority interest                                     245                246
   Equity in loss of unconsolidated affiliate          6,051                  -
   Gain on sale of investment in subsidiary          (35,546)                 -
   Realized gain on investment                        (5,849)                 -
   Loss on disposition of assets                         404                  -
   Write-off of goodwill                                   -              5,810
   Changes in operating assets and liabilities,
    net of effects of sale of subsidiary:
      Accounts receivable                              2,109              9,471
      Prepaid expenses and other assets               (2,390)            (2,143)
      Accounts payable and accrued expenses           (6,730)            (6,075)
      Federal and state income taxes                  11,914             (3,411)
      Deferred revenue                                  (133)               306
                                              ---------------    ---------------
         Net cash used in operating activities        (1,437)            (2,173)

INVESTING ACTIVITIES
Purchase of property and equipment, net               (5,638)            (6,440)
Proceeds from sale of property and equipment             264                  -
Purchase of securities available-for-sale            (22,231)            (5,095)
Sale of securities available-for-sale                 15,922              6,668
Proceeds from sale of investment                      11,282                  -
Other assets                                               3               (916)
                                             ---------------     ---------------
         Net cash used in investing activities          (398)            (5,783)

FINANCING ACTIVITIES
Proceeds from sale of common stock                       747              3,616
Contributions to affiliates, net                           -               (400)
Proceeds from sale of redeemable convertible
 preferred stock of subsidiary                             -             33,140
                                             ---------------     ---------------
         Net cash provided by financing activities       747             36,356
                                             ---------------     ---------------

(Decrease) increase in cash and cash equivalents      (1,088)            28,400
Cash and cash equivalents at beginning of period      16,357             18,487
                                             ---------------     ---------------
Cash and cash equivalents at end of period            15,269             46,887
Marketable securities                                 49,334             48,329
                                             ---------------     ---------------
Total cash and marketable securities                $ 64,603           $ 95,216
                                             ===============     ===============

Non-cash investing activities:
Fair value of stock received from sale of
 subsidiary                                         $17,624                  -
                                             ===============     ===============

          See Notes to the Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments) have been made to provide a fair presentation. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission.


Note 2 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS No. 133 in the first quarter of 2001 and has determined that it had no significant impact on its financial condition or results of operations.


Note 3 - Restructuring Charge

On June 21, 2000 the Company announced the implementation of a product discontinuance and restructuring program. The Company halted development and discontinued sales efforts on certain product lines that have failed to achieve business targets or were deemed non-strategic to the business going forward. As a result, the Company implemented a workforce reduction of approximately five percent. The restructuring program resulted in a charge to earnings of approximately $21.0 million in the second quarter of 2000, in connection with costs associated with product discontinuations, principally settlements with existing users, of approximately $16.0 million and employee severance arrangements of approximately $5.0 million. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions, and their location. Substantially all workforce related actions were completed during the third quarter of 2000, with the exception of product related "sunset" support teams. As of March 31, 2001 the Company had a balance of $10.2 million related to accrued restructuring costs. Cash expenditures related to these accruals are estimated to be approximately $7.8 million. The remaining balance of approximately $2.4 million represents a provision for the estimated write-off of accounts receivable that will not affect cash. These accounts receivable write-offs are expected to be finalized by September 30, 2001.

Note 4 - Sale of Investment in Subsidiary and Other Related Matters

On January 8, 2001, the Company sold certain operations of Channelhealth Incorporated (ChannelHealth) to Allscripts, Inc., a leading provider of point-of-care e-prescribing and productivity solutions for physicians. ChannelHealth provides a set of Internet-based clinical and productivity solutions for physicians that brings the power of the Internet to the practice of medicine. IDX retained the Patient and e-Commerce Channels, which were previously part of ChannelHealth, enabling IDX to integrate an Internet solution that leverages its core competencies in physician practice management systems. In addition to the sale, the Company has entered into a 10-year strategic alliance whereby Allscripts will become the exclusive provider of point-of-care clinical applications sold by IDX to physician practices. As a result of the transaction, the Company is entitled to representation on Allscripts Board of Directors.

On January 8, 2001 Allscripts acquired ChannelHealth in exchange for 8.6 million shares, or 21.3% of Allscripts common stock. IDX received approximately 7.5 million shares of Allscripts common stock (the Allscripts shares) on the close of this transaction. The Allscripts shares received are subject to restrictions on any transfer of the securities for a period of one year from the date of the transaction and, after one year, on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to restrictions on transfer, resulting in a $35.5 million gain on the transaction. The reported gain is greater than the fair value of the stock received due to the negative carrying value of the underlying investment in ChannelHealth. IDX accounts for its investment in Allscripts under the equity method of accounting.

Summary financial information for Allscripts as of and for the three months ended March 31, 2001 is as follows:

                  Revenue                                  $16,599
                  Gross profit                               1,011
                  Net loss                                 (30,801)

In the first quarter of 2000, the Company determined that an asset impairment existed related to goodwill acquired in the purchase of ChannelHealth, Inc., a Massachusetts corporation acquired in April 1999. In January 2000, the Company made the decision to seek a primary provider of content and transactions for Channelhealth Incorporated, and decided to no longer utilize certain assets acquired in connection with the purchase of ChannelHealth, Inc. The Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets' recovery. The amount of the impairment loss is recognized based on an analysis of discounted cash flows estimated to be derived from the impaired asset. This asset impairment has been recognized during the first quarter of 2000 and is reflected as a pre-tax loss on impairment of goodwill of approximately $5.8 million.

Note 5 - Income Taxes

The 2001 effective tax rate is higher than the statutory rate principally due to the non-deductible nature of certain costs related to the sale of ChannelHealth. The effective tax rate for the remainder of 2001 is expected to be lower due to the absence of nondeductible transaction costs in subsequent interim reporting periods. The 2000 tax benefit is lower than the statutory rate due to the non-deductible loss on impairment of goodwill related to ChannelHealth, Inc. for which no tax benefit was recognized.


Note 6 - Segment Information

SFAS No. 131 requires the reporting of information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also requires related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding how to allocate resources and assess performance. Up to and including the first quarter of 1999, the Company viewed its operations and managed its business as one segment, healthcare information solutions that include software, hardware and related services. During the second quarter of 1999, the Company acquired two companies that have separate and distinct financial information and operating characteristics. As discussed in Note 4 above, the Company sold certain operations of ChannelHealth, specifically its Internet Services and Content segment on January 8, 2001. Accordingly, this segment is not reported in 2001.

The Company's operating segments have separate management teams and infrastructures that offer different products and services. Accordingly, these operating segments have been classified as reportable segments (information systems and services, medical transcription services and in 2000 Internet services and content).

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

Internet Services and Content: This segment is not reported in 2001 as a separate business segment due to the acquisition of the Internet Services and Content operations of ChannelHealth by Allscripts on January 8, 2001.

Medical Dictation and Transcription Services: This segment contains EDiX, a provider of medical transcription outsourcing services. EDiX's principal markets include hospitals and large physician group practices primarily located in the United States.

The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment for the three month period ended March 31, 2001. EDiX's revenues from one major customer amounted to 10.0% of EDiX's total revenue during the three months ended March 31, 2000.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                           Information  Internet     Medical Dictation Total
                           Systems and  Services     And Transcription
                           Services     and Content  Services
                           -----------------------------------------------------
For the three months ended
  March 31, 2001
Net operating revenues     $ 69,786     $    -       $ 22,023         $ 91,809
Operating income (loss)      (1,864)                      873             (991)
Identifiable operating
  assets                    258,058          -         30,474          288,532


For the three months ended
  March 31, 2000
Net operating revenues     $ 58,825     $   1,219    $ 16,678         $ 76,722
Operating income (loss)      (4,836)      (10,793)        850          (14,779)
Identifiable operating
  assets                    234,200        37,374      20,173          291,747

Corporate headquarters assets are included in the Information Systems and Services segment. Substantially all of the Company's operations are in the United States. The financial information disclosed herein represents all of the material financial information related to the Company's principal operating segments.

Note 7 - Comprehensive Income

Total comprehensive income for the quarter ended March 31, 2001 amounted to $19.7 million compared to a comprehensive loss of $10.4 million for the same period in 2000. Comprehensive income includes unrealized gains or losses on the Company's available-for-sale securities that are included as a component of stockholders' equity.

Note 8 - Earnings Per Share Information

The following sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED
                                                          MARCH 31,

                                                    2001            2000
                                                    ----            ----
   Numerator:
     Net income (loss)                              $  19,760       $(10,499)
                                                    ----------------------------
   Numerator for basic and diluted income
     (loss) per share                               $  19,760       $(10,499)
                                                    ============================

   Denominator:

   Basic weighted-average shares outstanding           28,434         27,957
   Effect of employee stock options                       437              -
                                                    ----------------------------

   Denominator for diluted income (loss) per share     28,871         27,957
                                                    ----------------------------
   Basic income (loss) per share                       $ 0.69        $ (0.38)
                                                    ----------------------------
   Diluted income (loss) per share                     $ 0.68        $ (0.38)
                                                    ----------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


GENERAL

The Company reported net income of $19.8 million, or $0.68 per diluted share, for the first quarter of 2001 as compared to a net loss of $10.5 million or $0.38 per diluted share for the first quarter of 2000. Excluding the effects of the gain on sale of an investment in ChannelHealth of $35.5 million, a realized gain on investment in an unrelated entity of $5.8 million and the equity in loss of an unconsolidated affiliate of $6.1 million, the net loss for the three months ended March 31, 2001 was $172,000 or $0.01 per share. Excluding the effect of charges related to the loss on impairment of goodwill associated with ChannelHealth, Inc., the net loss for the three months ended March 31, 2000 was $4.9 million or $0.17 per share.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES
The Company's total revenues increased to $91.8 million during the three months ended March 31, 2001 from $76.7 million in the corresponding period in 2000, an increase of $15.1 million or 19.7%. Revenues from systems sales increased to $26.2 million during the three months ended March 31, 2001 (28.5% of total revenues) compared to $21.7 million (28.2% of total revenues) in the corresponding period in 2000, an increase of $4.5 million or 20.8%. This increase was primarily due to an increase in hardware sales. Revenues from maintenance and service fees increased to $65.6 million during the three months ended March 31, 2001 (71.5% of total revenues) from $55.1 million (71.8% of total revenues) in the corresponding period in 2000, an increase of $10.6 million or 19.2%. The increase in revenues from maintenance and service fees is primarily due to increased medical transcription service fee revenue from EDiX combined with an increase in consulting services provided by IDX's core business.

During 2000 and continuing into the first quarter of 2001, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organization changes, government approvals, pressures to reduce expenses, product complexity, competition, and customer preoccupation with internal Year 2000 issues. While the Company believes these factors are temporary, they may continue to cause reductions or delays in spending for new systems and services in the future.


COST OF SALES AND SERVICES
The cost of sales and services increased to $63.3 million during the three months ended March 31, 2001 from $55.2 million in the corresponding period in 2000, an increase of $8.2 million or 14.8%. The increase in cost of sales and services as compared to the prior year resulted from growth in client services expenses, primarily related to medical transcription costs combined with an increase in cost of hardware offset by a decrease in outside contract services. The gross profit margin on systems sales and services increased to 31.0% in the first quarter of 2001 from 28.1% for the same period in 2000. The increase in gross profit margin as a percentage of sales is due to the sale of ChannelHealth which experienced a negative gross margin of 31.7% during the first quarter of

2000 primarily due to high fixed costs relative to its low sales volume due to the early stage of this business' development combined with an increase in maintenance and service revenue. IDX's core business, information systems and services, gross profit margin as a percentage of sales increased to 35.4% during the first quarter of 2001 from 32.2% for the same period in 2000 due to the an increase in maintenance and service revenue. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) decreased as a percentage of sales to 17.0% in 2001 from 17.9% in 2000 due to costs related to relocation of EDiX's data center.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $19.0 million during the three months ended March 31, 2001 from $18.4 million during the corresponding period in 2000, an increase of $606,000 or 3.3%. As a percentage of total revenues, selling, general and administrative expenses decreased to 20.6% during the three months ended March 31, 2001 from 23.9% for the same period in 2000. IDX's core business selling, general and administrative expenses increased $3.1 million primarily due to a decrease in corporate overhead absorbtion related to the sale of ChannelHealth combined with an increase in general administrative costs. EDiX's selling, general and administrative expenses increased $582,000 or 31.2% during the first quarter of 2001 as compared to the same period in the prior year primarily due to increased costs to support sales growth. In the prior year ChannelHealth's selling, general and administrative expenses were $3.1 million during the first quarter of 2000 which includes sales and marketing expenses and administrative start up expenses.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $10.5 million during the three months ended March 31, 2001 from $12.2 million in the corresponding period in 2000, a decrease of $1.7 million or 13.8%. The decrease is primarily due to the sale of ChannelHealth on January 8, 2001. ChannelHealth incurred approximately $1.5 million in research and development costs in the prior year. As a percentage of total revenues, research and development expenses decreased to 11.4% of revenue for the first quarter of 2001 from 15.9% for the corresponding period in 2000. IDX's core business research and development expenses decreased $302,000 primarily due to the capitalization of $291,000 of software development costs during the three months ended March 31, 2001. Research and development costs in the medical dictation and transcription business segment (EDiX) increased from $277,000 in 2000 to $415,000 in 2001.

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

OTHER (INCOME) EXPENSE, NET
Interest income was approximately $929,000 during the first quarter of 2001 as compared to $1.4 million for the same period in 2000. The decrease in interest income is primarily due to a lower average invested balance in 2001 as compared to 2000.

GAIN ON SALE OF INVESTMENT IN SUBSIDIARY
On January 8, 2001, Allscripts acquired IDX's holdings in ChannelHealth in exchange for approximately 7.5 million shares of Allscripts common stock

(Allscripts shares). The Allscripts shares received are subject to restrictions on any transfer of the securities for a period of one year from the date of the transaction and after one year, on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to the four year restrictions on transfer, resulting in a $35.5 million gain on the transaction. IDX accounts for its investment in Allscripts under the equity method of accounting. As a result of the transaction, the Company is entitled to representation on Allscripts Board of Directors.

REALIZED GAIN ON INVESTMENT
Other income in 2001 includes a $5.8 million realized gain on an investment in an unrelated investment partnership.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE
IDX currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. The equity loss during the first quarter of 2001 was $6.1 million on a pre-tax basis.

INCOME TAXES

Income taxes for the quarter ended March 31, 2001 were provided for at 43.6% which reflects a higher rate than the Company's historical effective rate and the statutory rate of 40.0%. The higher rate in 2001 is principally due to transaction costs related to the sale of ChannelHealth that are non-deductible for income tax purposes. Income taxes for the quarter ended March 31, 2000 were benefited at 23.1%. The lower rate in 2000 was principally due to a lower state effective tax rate combined with the non-deductible nature of the loss on goodwill impairment related to ChannelHealth Inc. in January of 2000. Excluding the impact of transaction costs related to the sale of ChannelHealth that are non-deductible for income tax purposes, the Company anticipates an incremental effective tax rate of approximately 40.0% for the remainder of the year ending December 31, 2001 which may result in an overall lower effective tax rate in subsequent interim reporting periods. The ultimate effective tax rate depends on the extent of pre-tax earnings subject to the incremental tax rate of 40.0%. The net deferred tax assets of approximately $12.4 million are expected to be realized by reducing future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception in 1969, the Company principally has funded its operations, working capital needs and capital expenditures primarily from operations, excluding the net cash used in operations of ChannelHealth in 1999 and 2000.

Net cash (used in) provided by operations is principally comprised of net income
(loss) and depreciation and is primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate due to, among other things, the length of installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In the first quarter of 2001, accounts receivable from customers have been collected on average within 104 days which represents a decrease of 14 days in terms of average days to collect receivables from customers as compared to the annual average in 2000 of 118 days.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements, and the purchase and sale of investment grade marketable securities. Through March 31, 2001 the Company has spent approximately $10.9 million on construction-in-progress related to a $16.0 million expansion of its Corporate Headquarters facility. Investing activities may also include purchases of interests in, loans to and acquisitions of businesses for access to complementary products and technologies. The Company expects these activities to continue. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

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

Cash, cash equivalents and marketable securities available-for-sale at March 31, 2001 were $64.6 million, a decrease of $6.1 million from December 31, 2000. The Company has a revolving line of credit with a bank allowing the Company to borrow up to $5.0 million bearing interest at the prime rate that will expire on December 31, 2001. IDX has received a commitment from the bank to increase this line to $15.0 million subsequent to March 31, 2001. There were no borrowings as of March 31, 2001 or 2000.

The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements dictate. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. In April 2000, the Company entered into a new 12-year term operating lease for office space in Seattle, Washington, commencing in 2003. The Company plans to increase the number of its professional staff during 2001 to meet anticipated sales volume and to support research and development efforts. To the extent necessary to support increases in staffing, the Company may obtain additional office space.

The Company purchased its headquarters in South Burlington, Vermont on April 19, 2001 for approximately $15 million from BDP Realty; a related entity that is included in the Company's consolidated financial statements as of March 31, 2001. The Company is nearing completion on construction on an expansion of its corporate headquarters facility in South Burlington, Vermont, which began in November 1999, and is considering various options for financing including a construction loan, sale lease-back arrangement or funding from operations. The Company anticipates that it will spend approximately $16 million on construction to expand its Corporate Headquarters facility. Through March 31, 2001, the Company has spent approximately $10.9 million on construction-in-progress. From time to time, based on the Company's requirements, the Company may consider other purchases of land or the construction of additional office space. Currently, the Company has made no material lease or purchase commitments other than the purchase of the Company's headquarters mentioned above.

The Company believes that currently available funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company's revenues or income.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

This Quarterly Report on Form 10-Q contains "forward-looking statements" as defined in Section 21E of the Securities and Exchange Commission Act of 1934. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, the factors set forth below. If any risk or uncertainty identified in the following factors actually occurs, IDX's business, financial condition and operating results would likely suffer. In that event, the market price of IDX's common stock could decline and you could lose all or part of the money you paid to buy IDX's common stock.

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

The following important factors affect IDX's business and operations generally or affect more than one segment of our business and operations:

QUARTERLY OPERATING RESULTS MAY VARY. The Company's quarterly operating results have varied in the past and may vary in the future. IDX expects its quarterly results of operations to continue to fluctuate. Because a significant percentage of IDX's expenses are relatively fixed, the following factors could cause these fluctuations:

o delays in customers purchasing decisions due to a variety of factors such as consideration and management changes;
o   long sales cycles;
o long installation and implementation cycles for the larger, more complex and costlier systems;
o   recognizing revenue at various points during the installation process;
o timing of new product and service introductions and product upgrade releases; and
o   long sales and implementation cycles of IDX's customers.

In light of the above, IDX believes that its results of operations for any particular quarter or fiscal year are not necessarily meaningful or reliable indicators of future performance.

VOLATILITY OF STOCK PRICE. IDX has experienced, and expects to continue to experience fluctuations in its stock price due to a variety of factors including:

o   actual or anticipated  quarterly variations in operating results;
o   changes in expectations of future financial performance;
o   changes in estimates of securities analysts;
o market conditions particularly in the computer software and Internet industries;

o announcements of technological innovations, including Internet delivery of information and use of application service provider technology;
o   new product introductions by IDX or its competitors;
o   delay in customers purchasing decisions due to a variety of factors;
o   market prices of competitors; and
o   healthcare reform measures and healthcare regulation.

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

KEY PERSONNEL. The success of IDX is dependent to a significant degree on its key management, sales, marketing, and technical personnel. To be successful IDX, must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including programmers, consultants, systems architects skilled in the technical environments in which IDX's products operate. Competition for such personnel in the software and information services industries is intense. IDX does not maintain "key man" life insurance policies on any of its executives. Not all IDX personnel have executed noncompetition agreements.

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

The United States Food and Drug Administration has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, IDX, as a manufacturer of such products, could be required, depending on the product, to:

o   register and list its products with the FDA;
o   notify the FDA and demonstrate substantial equivalence to other products on
o the market before marketing such products; or obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

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

CONFLICTS OF INTERESTS. Richard E. Tarrant, Chief Executive Officer and Director, and Robert H. Hoehl, Chairman of the Board of Directors, indirectly own, through various entities, real estate which IDX leases in connection with its operations. During 2000, IDX paid an aggregate of approximately $1.8 million in connection with these leases including the Company's headquarters facilities in South Burlington, Vermont that IDX purchased from a real estate entity owned by Richard E. Tarrant and Robert H. Hoehl for a purchase price of approximately $15.0 million on April 19, 2001. In connection with the remaining related entity arrangements, the economic interests of these executives and directors and IDX may diverge.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY. IDX may continue to grow in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. IDX may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into its current business and operations. Factors which may affect IDX's ability to expand successfully include:

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

RESTRICTIONS ON LIQUIDATION OF INVESTMENT IN ALLSCRIPTS HEALTHCARE SOLUTIONS.
In January 2001 IDX received approximately 7.5 million shares of common stock of Allscripts Healthcare Solutions in connection with the acquisition by Allscripts of IDX's majority owned subsidiary, ChannelHealth Incorporated. IDX entered into a stock rights and restrictions agreement with Allscripts, pursuant to which, among other things, IDX agreed to restrictions on the sale of its shares of Allscripts common stock. In general, IDX is prohibited from selling any shares for one year after the date of Allscripts' acquisition of ChannelHealth, and after one year, IDX is prohibited from selling more than 25% of it shares of Allscripts common stock in any one-year, and 16.67% in any one month. The restrictions on IDX's ability to sell shares of Allscripts common stock will make it difficult for IDX to liquidate its investment in Allscripts and may adversely affect the value of such investment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings


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

         On April 2, 2001, Epic Systems filed an Answer denying the essential elements of the Company's claims, and asserted counterclaims against the Company. Epic alleges that the Company's claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the company allegedly possesses monopoly power in the U.S. market for medical practice information systems. Epic also claims that this same alleged conduct constitutes intentional interference with its contract with the Foundation. The counterclaim seeks treble damages. The Company dies the counterclaims. The lawsuit is in the discovery stage.

         The Company is from time to time involved in routine litigation incidental to the conduct of its business. The Company believes that no such currently pending routine litigation to which it is party will have a material adverse effect on its financial condition or results of operations.

Item 2.  Changes In Securities and Use of Proceeds

           None.

Item 3.  Defaults Upon Senior Securities

           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders


           None.


Item 5.  Other Information


           None.


Item 6.  Exhibits And Reports On Form 8-K

(a)  There are no exhibits filed as part of this Form 10-Q.

(b) On January 10, 2001, the Company filed a report on Form 8-K, announcing that Allscipts, Inc. has completed its acquisition of Channelhealth Incorporated from the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IDX SYSTEMS CORPORATION



Date:  May 15, 2001             By: /S/ JOHN A. KANE
                                   ____________________________
                                   John A. Kane,
                                   Vice President, Finance and
                                   Administration, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)