Form 10-Q
period 2001-06-30
IDX SYSTEMS CORP
filed 2001-08-06
CIK 1001185

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

        [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                TRANSITION PERIOD FROM__________TO_____________

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


                                 Yes  X      No
                                     ----

         The number of shares outstanding of the registrant's common stock as of July 31, 2001 was 28,673,916.


================================================================================

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Period Ended June 30, 2001


                                TABLE OF CONTENTS


                                                                           Page
PART I.  FINANCIAL INFORMATION                                             ----

Item 1.  Interim Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets ............................3
         Condensed Consolidated Statements of Operations ..................4
         Condensed Consolidated Statements of Cash Flows ..................5
         Notes to Condensed Consolidated Financial Statements .............6
         Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   ............................10
         Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk ......................................................23

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .......................................24
         Item 2.  Changes In Securities ...................................25
         Item 3.  Defaults Upon Senior Securities .........................25
         Item 4.  Submission of Matters to a Vote of Security Holders .....25
         Item 5.  Other Information .......................................26
         Item 6.  Exhibits And Reports On Form 8-K ........................26

SIGNATURES ................................................................27

PART I.   FINANCIAL INFORMATION

Item 1.   Interim Financial Statements

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                             June 30,           December 31,
                                               2001                 2000
                                        -----------------     ----------------
                                           (unaudited)            (audited)
ASSETS
Cash and marketable securities             $ 52,246             $ 70,683
Accounts receivable, net                    104,757              110,360
Refundable income taxes                       6,822               13,699
Prepaid and other current assets              7,076                6,927
Deferred tax asset                           12,234                9,021
                                        -----------------     ----------------
TOTAL CURRENT ASSETS                        183,135              210,690

Property and equipment, net                  81,704               71,590
Other assets                                  9,316                7,483
Investment in unconsolidated affiliate        6,073                    -
Deferred tax asset                            4,828                7,728
                                        -----------------    -----------------
TOTAL ASSETS                              $ 285,056            $ 297,491
                                        =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses
  and other liabilities                     $48,585              $56,646
Deferred tax liability                        2,441                    -
Deferred revenue                             19,599               19,913
Line of credit                               12,000                    -
                                        -----------------     ----------------
TOTAL CURRENT LIABILITIES                    82,625               76,559


Redeemable convertible preferred
  stock of subsidiary                             -               33,140
Minority interest                                 -                8,682
Stockholders' equity                        202,431              179,110
                                        -----------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                  $ 285,056            $ 297,491
                                        =================     ================




          See Notes to the Condensed Consolidated Financial Statements.

Part I. Financial Information

Item 1.  Interim Financial Statements

                             IDX SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                Three Months Ended        Six Months Ended
                                    June 30,                   June 30,
                               2001           2000        2001          2000
                             ---------------------------------------------------
REVENUES
  Systems sales              $ 33,666       $ 21,090    $ 59,828      $ 42,740
  Maintenance and service
    fees                       67,727         58,506     133,374       113,578
                             ---------------------------------------------------

TOTAL REVENUES                101,393         79,596     193,202       156,318

OPERATING EXPENSES

  Cost of sales                65,092         60,660     128,440       115,820
  Selling, general and
    administrative             23,920         21,442      42,871        39,787
  Research and development     11,350         13,154      21,851        25,340
  Loss on impairment of
    goodwill                        -              -           -         5,810
  Restructuring charge              -         21,029           -        21,029
                             ---------------------------------------------------
TOTAL OPERATING EXPENSES      100,362        116,285     193,162       207,786
                             ---------------------------------------------------
OPERATING INCOME (LOSS)         1,031        (36,689)         40       (51,468)

OTHER INCOME

  Other income, net               625          1,007       1,309         2,130
  Gain on sale of investment
    in subsidiary                   -              -      35,546             -
  Realized gain on investment       -              -       5,849             -
                             ---------------------------------------------------
TOTAL OTHER INCOME                625          1,007      42,704         2,130
                             ---------------------------------------------------
Income (loss) before taxes
  and equity in loss of         1,656        (35,682)     42,744       (49,338)
  unconsolidated affiliate

Equity in loss of
  unconsolidated affiliate     (5,451)             -     (11,502)            -
Income tax benefit (provision)  1,518         13,659     (13,759)       16,816
                             ---------------------------------------------------

NET INCOME (LOSS)            $ (2,277)      $(22,023)   $ 17,483      $(32,522)
                             =========      =========   ========      =========

Basic earnings (loss) per
  share                      $  (0.08)      $  (0.79)   $   0.61      $  (1.16)
                             =========      =========   ========      =========

Basic weighted average
  shares outstanding           28,476         28,029      28,455        27,993
                             =========      =========   =========     =========

Diluted earnings (loss)
  per share                  $  (0.08)      $  (0.79)   $   0.61      $ (1.16)
                             =========      =========   ========      ========

Diluted weighted average
  shares outstanding           28,476         28,029      28,786       27,993
                             =========      =========   =========     ========

          See Notes to the Condensed Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Interim Financial Statements

                              IDX SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN THOUSANDS)

                                                        Six Months Ended
                                                            June 30,
                                                    2001               2000
                                                  ---------          ---------

OPERATING ACTIVITIES

Net income (loss)                                 $ 17,483           $(32,522)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation                                     7,488              7,366
    Amortization                                       856                274
    Deferred taxes                                   2,128               (133)
    Increase in allowance for doubtful accounts        921                705
    Minority interest                                  297                490
    Gain on investment                              (5,849)                 -
    Write-off of goodwill                                -              5,810
    Equity in loss of unconsolidated affiliate      11,502                  -
    Gain on sale of subsidiary common stock        (35,546)                 -
    Loss on disposition of assets                      404                  -
    Restructuring charge                                 -             21,029
    Changes in operating assets and liabilities,
      net of business acquisitions:
        Accounts receivable                          3,653             14,228
        Prepaid expenses and other assets           (3,468)            (1,663)
        Accounts payable and accrued expenses      (10,799)            (3,758)
        Federal and state income taxes payable       6,877            (17,097)
        Deferred revenue                              (286)             2,104
                                                  ------------------------------
          Net cash used in operating activities     (4,339)            (3,167)

INVESTING ACTIVITIES
Purchase of property and equipment, net            (26,205)           (15,015)
Proceeds from sale of property and equipment           264                  -
Purchase of securities available-for-sale          (65,270)            (8,795)
Sale of securities available-for-sale               96,787              9,336
Proceeds from sale of investment                    11,282                  -
Business acquisitions                               (2,080)                 -
Other assets                                          (245)            (1,019)
                                                  ------------       -----------
          Net cash provided by (used in)
            investing activities                    14,533            (15,493)


FINANCING ACTIVITIES
Proceeds from sale of common stock                   2,753              3,786
Proceeds from debt issuance                         12,000                  -
Contributions to affiliates, net                      (469)              (700)
Proceeds from sale of redeemable convertible
  preferred stock of subsidiary                          -             33,140
                                                 ------------       ------------
          Net cash provided by financing
            activities                              14,284             36,226
                                                 ------------       ------------

Increase in cash and cash equivalents               24,478             17,566

Cash and cash equivalents at beginning
  of period                                         16,357             18,487
                                                 ------------       ------------
Cash and cash equivalents at end of period          40,835             36,053
Securities available-for-sale                       11,411             49,334
                                                 ------------       ------------

Total cash and securities available-for-sale     $  52,246          $  85,387
                                                 ============       ===========
Noncash Investing Activity:
  Deconsolidation of minority interest in
    real estate partnership                      $   9,102          $       -
                                                 ============       ============

          See Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments) have been made to provide a fair presentation. The operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission.

Note 2 - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS No. 133 in the first quarter of 2001 and has determined that it had no significant impact on its financial condition or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is in the process of determining the impact of the application of the non-amortization provisions of the statement. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Note 3 - Deconsolidation and Acquisitions

Through April 19, 2001 the Company's consolidated financial statements include the accounts of the Company and BDP Realty Associates ("BDP"), a real estate trust owned by stockholders and certain key employees of the Company whose real estate was leased exclusively by the Company. Effective with the date of the acquisition of the Company's headquarter facilities from BDP, the Company has deconsolidated BDP and eliminated the net assets, principally real estate and minority interest included in the Company's consolidated balance sheet as of that date. The Company's headquarter facilities was purchased from BDP for cash at fair market value as determined by independent appraisers for approximately $15.0 million during the second quarter of 2001, which has been recorded as property and equipment.

In May 2001, the Company acquired PVI, LLC for approximately $1.0 million. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair market values at the date of acquisition, principally software, which will be amortized over a three year period.

In June 2001, the Company acquired Vogt Management Consulting, Inc. for approximately $1.1 million. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated, principally to goodwill, based on estimated fair market values at the date of acquisition.

Note 4 - Restructuring Charge

On June 21, 2000 the Company announced the implementation of a product discontinuance and restructuring program. The Company halted development and discontinued sales efforts on certain product lines that have failed to achieve business targets or were deemed non-strategic to the business going forward. As a result, the Company implemented a workforce reduction of approximately five percent. The restructuring program resulted in a charge to earnings of approximately $21.0 million in the second quarter of 2000, in connection with costs associated with product discontinuations, principally settlements with existing users, of approximately $16.0 million and employee severance arrangements of approximately $5.0 million. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions, and their location. Substantially all workforce related actions were completed during the third quarter of 2000, with the exception of product related "sunset" support teams. As of June 30, 2001 the Company had a balance of $9.3 million related to accrued restructuring costs. Cash expenditures related to these accruals are estimated to be approximately $6.9 million. The remaining balance of approximately $2.4 million represents a provision for the estimated write-off of accounts receivable that will not affect cash. These accounts receivable write-offs are expected to be finalized by September 30, 2001.

Note 5 - Sale of Investment in Subsidiary and Other Related Matters

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

On January 8, 2001 Allscripts acquired ChannelHealth in exchange for 8.6 million shares, or 21.3% of Allscripts common stock. IDX received approximately 7.5 million shares of Allscripts common stock (the Allscripts shares) in exchange for its shares of ChannelHealth stock. The Allscripts shares received are subject to restrictions on any transfer of the securities for a period of one year from the date of the transaction and, after one year, on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to restrictions on transfer, resulting in a $35.5 million gain on the transaction. The reported gain is greater than the fair value of the stock received due to the Company's negative carrying value at the time of the sale of the underlying investment in ChannelHealth. IDX accounts for its investment in Allscripts under the equity method of accounting.

Summary financial information for Allscripts for the three and six months ended June 30, 2001 is as follows:

                                               (in thousands)
                               Three months ended         Six months ended
                               June 30, 2001              June 30, 2001
                               ------------               -------------

  Revenue                      $19,119                    $35,718
  Gross profit                   2,305                      3,316
  Net loss                     (27,728)                   (58,528)


In the first quarter of 2000, the Company determined that an asset impairment existed related to goodwill acquired in the purchase of ChannelHealth, Inc., a Massachusetts corporation acquired in April 1999. In January 2000, the Company made the decision to seek a primary provider of content and transactions for Channelhealth Incorporated, and decided to no longer utilize certain assets acquired in connection with the purchase of ChannelHealth, Inc. The Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets' recovery. The amount of the impairment loss is recognized based on an analysis of discounted cash flows estimated to be derived from the impaired asset. This asset impairment was recognized during the first quarter of 2000 and is reflected as a pre-tax loss on impairment of goodwill of approximately $5.8 million.

Note 6 - Income Taxes

The 2001 effective tax rate is higher than the statutory rate principally due to the non-deductible nature of certain costs related to the sale of ChannelHealth. The effective tax rate for the remainder of 2001 is expected to be lower due to the absence of nondeductible transaction costs in subsequent interim reporting periods. The 2000 tax benefit is lower than the statutory rate due to the non-deductible loss on impairment of goodwill related to ChannelHealth, Inc. for which no tax benefit was recognizable.

Note 7 - Segment Information

SFAS No. 131 requires the reporting of information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also requires related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding how to allocate resources and assess performance. During the second quarter of 1999, the Company acquired two companies that have separate and distinct financial information and operating characteristics. As discussed in Note 5 above, the Company sold certain operations of ChannelHealth, specifically its Internet Services and Content segment on January 8, 2001. Accordingly, this segment is not reported in 2001.

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

The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment for the three month and six month periods ended June 30, 2001. EDiX's revenues from one major customer amounted to 10.5% and 10.2%, respectively, of EDiX's total revenue during the three and six month periods ended June 30, 2000.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                           Information  Internet     Medical Dictation Total
                           Systems and  Services     and Transcription
                           Services     and Content  Services
                           -----------------------------------------------------
For the three months ended
  June 30, 2001
Net operating revenues     $ 77,340     $    -       $ 24,023         $101,393
Operating income (loss)         127          -            904            1,031
Identifiable operating
  assets                    252,552          -         32,534          285,056


For the six months ended
  June 30, 2001
Net operating revenues     $147,126     $    -      $ 46,076          $193,202
Operating income (loss)      (1,737)         -         1,777                40
Identifiable operating
  assets                    252,522          -        32,534           285,056


For the three months ended
  June 30, 2000
Net operating revenues     $ 60,469     $ 1,532     $ 17,595         $ 79,596
Operating income (loss)     (31,269)     (6,299)         879          (36,689)
Identifiable operating
  assets                    241,049      30,029       20,380          291,458


For the six months ended
  June 30, 2000
Net operating revenues     $119,294     $ 2,751     $ 34,273         $156,318
Operating income (loss)     (36,105)    (17,092)       1,729          (51,468)
Identifiable operating
  assets                    241,049      30,029       20,380          291,458



Corporate headquarters assets are included in the Information Systems and Services segment. Substantially all of the Company's operations are in the United States. The financial information disclosed herein represents all of the material financial information related to the Company's principal operating segments.

Note 8 - Comprehensive Income

Total comprehensive loss for the quarter ended June 30, 2001 amounted to $2.4 million compared to a comprehensive loss of $22.0 million for the same period in 2000. Total comprehensive income for the six months ended June 30, 2001 amounted to $17.4 million compared to a comprehensive loss of $32.4 million for the same period in 2000. Comprehensive income includes unrealized gains or losses on the Company's available-for-sale securities that are included as a component of stockholders' equity.

Note 9 - Earnings Per Share Information
The following sets forth the computation of basic and diluted earnings per share:

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                     2001        2000      2001        2000
                                     ----        ----      ----        ----
Numerator:
  Net income (loss)                  $ (2,277)  $(22,023)  $17,483     $(32,522)
                                     ---------  --------   ---------   ---------
Numerator for basic and diluted
  income (loss) loss per share       $ (2,277)  $(22,023)  $17,483     $(32,522)
                                     ---------  --------   ---------   ---------
Denominator:

  Basic weighted-average shares
    outstanding                        28,476    28,029      28,455      27,993
  Effect of employee stock options          -         -         331           -
                                     --------   --------   ---------   ---------
Denominator for diluted income
  (loss) per share                     28,476    28,029      28,786      27,993
                                     --------   --------   ---------   ---------
  Basic income (loss) per share      $  (0.08)  $ (0.79)   $   0.61    $  (1.16)
  Diluted income (loss) per share    $  (0.08)  $ (0.79)   $   0.61    $  (1.16)
                                     =========  ========   =========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looing statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looing statements. Factors which could cause actual results to differ materially include those set forth under "Forward-Looking Information and the Factors Affecting Future Performance" commencing on page 16, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q.

GENERAL

The Company reported a net loss of $2.3 million, or $0.08 per diluted share, for the second quarter of 2001 as compared to a net loss of $22.0 million or $0.79 per diluted share for the second quarter of 2000. Excluding the effect of the equity in loss of an unconsolidated affiliate of $5.5 million, the net income for the three months ended June 30, 2001 was $994,000 or $0.03 per share. The Company reported net income of $17.5 million, or $0.61 per diluted share, for the six months ended June 30, 2001 as compared to a net loss of $32.5 million or $1.16 per diluted share for the same period in 2000. Excluding the effects of the gain on sale of an investment in ChannelHealth of $35.5 million, a realized gain on investment in an unrelated entity of $5.8 million and the equity in loss of an unconsolidated affiliate of $11.5 million, the net income for the six months ended June 30, 2001 was $821,000 or $0.03 per share. Excluding the effect of charges of $21.0 million related to a product discontinuance and restructuring program announced on June 21, 2000 and the $5.8 million loss on impairment of goodwill associated with ChannelHealth, Inc., the net loss for the six months ended June 30, 2000 was $13.8 million or $0.49 per share.

Although the Company's operating results as described above have improved, the Company expects that additional costs related to the Company's User Conference and increased costs related to product development for its LawtWord product will be incurred during the quarter ending September 30, 2001. As a result, the Company anticipates higher operating costs than during the second quarter of 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES
The Company's total revenues increased to $101.4 million during the three months ended June 30, 2001 from $79.6 million in the corresponding period in 2000, an increase of $21.8 million or 27.4%. Revenues from systems sales increased to $33.7 million during the three months ended June 30, 2001 (33.2% of total revenues) compared to $21.1 million (26.5% of total revenues) in the corresponding period in 2000, an increase of $12.6 million or 59.6%. This increase was primarily due to an increase in sales of the Company's systems. Revenues from maintenance and service fees increased to $67.7 million during the three months ended June 30, 2001 (66.8% of total revenues) from $58.5 million (73.5% of total revenues) in the corresponding period in 2000, an increase of $9.2 million or 15.8%. The increase in revenues from maintenance and service fees is primarily due to increased medical transcription service fee revenue from EDiX.

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

COST OF SALES AND SERVICES
The cost of sales and services increased to $65.1 million during the three months ended June 30, 2001 from $60.7 million in the corresponding period in 2000, an increase of $4.4 million or 7.3%. The increase in cost of sales and services as compared to the prior year resulted from growth in client services expenses, primarily related to medical transcription costs. The gross profit margin on systems sales and services increased to 35.8% in the second quarter of 2001 from 23.8% for the same period in 2000. The increase in gross profit margin as a percentage of sales is due to a number of factors including: an increase in sales of certain IDX systems with higher margins; the sale of ChannelHealth which experienced a negative gross margin of 43.9% during the second quarter of 2000 primarily due to high fixed costs relative to its low sales volume due to the early stage of this business' development; and an increase in maintenance and service revenue. IDX's core business, information systems and services, gross profit margin as a percentage of sales increased to 40.0% during the second quarter of 2001 from 27.0% for the same period in 2000 due to increased higher margin systems sales combined with an increase in maintenance and service revenue. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales to 22.4% in 2001 from 18.8% in 2000 due to increased operational efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $23.9 million during the three months ended June 30, 2001 from $21.4 million during the corresponding period in 2000, an increase of $2.5 million or 11.6%. As a percentage of total revenues, selling, general and administrative expenses decreased to 23.6% during the three months ended June 30, 2001 from 26.9% for the same period in 2000. IDX's core business selling, general and administrative expenses increased $4.4 million primarily due to an increase in general administrative costs combined with a decrease in corporate overhead absorption related to the sale of ChannelHealth. EDiX's selling, general and administrative expenses increased $1.8 million or 85.1% during the second quarter of 2001 as compared to the same period in the prior year primarily due to increased costs to support sales growth. In the prior year ChannelHealth's selling, general and administrative expenses were $3.7 million during the second quarter of 2000 which includes sales and marketing expenses and administrative start up expenses.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $11.4 million during the three months ended June 30, 2001 from $13.2 million in the corresponding period in 2000, a decrease of $1.8 million or 13.7%. The decrease is primarily due to the sale of ChannelHealth on January 8, 2001. ChannelHealth incurred approximately $1.9 million in research and development costs in the comparable period in the prior year. As a percentage of total revenues, research and development expenses decreased to 11.2% of revenue for the second quarter of 2001 from 16.5% for the corresponding period in 2000. IDX's core business research and development expenses decreased $135,000 primarily due to an increase in personnel costs offset by the capitalization of $660,000 of software development costs during the three months ended June 30, 2001. Research and development costs in the medical dictation and transcription business segment (EDiX) increased from $313,000 in 2000 to $562,000 in 2001.

OTHER INCOME, NET
Interest income was approximately $626,000 during the second quarter of 2001 as compared to $2.2 million for the same period in 2000. The decrease in interest income is primarily due to a lower average invested balance in 2001 as compared to 2000.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE
IDX currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. The equity loss during the second quarter of 2001 was $5.5 million on a pre-tax basis.

INCOME TAXES
Income taxes for the quarter ended June 30, 2001 were provided for at 40.0%. Income taxes for the quarter ended June 30, 2000 were provided for at 38.2%. The lower rate in 2000 was principally due to a lower state effective tax. Excluding the impact of transaction costs related to the sale of ChannelHealth that are non-deductible for income tax purposes, the Company anticipates an incremental effective tax rate of approximately 40.0% for the remainder of the year ending December 31, 2001 which may result in an overall lower effective tax rate in subsequent interim reporting periods. The ultimate effective tax rate depends on the extent of pre-tax earnings subject to the incremental tax rate of 40.0%. The net deferred tax assets of approximately $14.6 million are expected to be realized by reducing future taxable income.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES
The Company's total revenues increased to $193.2 million during the six months ended June 30, 2001 from $156.3 million in the corresponding period in 2000, an increase of $36.9 million or 23.6%. Revenues from systems sales increased to $59.8 million during the six months ended June 30, 2001 (31.0% of total revenues) compared to $42.7 million (27.3% of total revenues) in the corresponding period in 2000, an increase of $17.1 million or 40.0%. This increase was primarily due to additional sales of the Company's systems.
Revenues from maintenance and service fees increased to $133.4 million during the six months ended June 30, 2001 (69.0% of total revenues) from $113.6 million (72.7% of total revenues) in the corresponding period in 2000, an increase of $19.8 million or 17.4%. The increase in revenues from maintenance and service fees is primarily due to increased medical transcription service fee revenue from EDiX combined with an increase in maintenance and consulting services provided by IDX's core business.


COST OF SALES AND SERVICES
The cost of sales and services increased to $128.4 million during the six months ended June 30, 2001 from $115.8 million in the corresponding period in 2000, an increase of $12.6 million or 10.9%. The increase in cost of sales and services as compared to the prior year resulted from growth in client services expenses, primarily related to medical transcription costs combined with an increase in personnel costs. The gross profit margin on systems sales and services increased to 33.5% in the first six months of 2001 from 25.9% for the same period in 2000. The increase in gross profit margin as a percentage of sales is due to a number of factors including: an increase in sales of certain IDX systems with higher margins; the sale of ChannelHealth which experienced a negative gross margin of 38.5% during the first six months of

2000 primarily due to high fixed costs relative to its low sales volume due to the early stage of this business' development; and increased maintenance and service revenue. IDX's core business, information systems and services, gross profit margin as a percentage of sales increased to 37.8% during the first six months of 2001 from 29.6% for the same period in 2000 due to an increase in higher margin system sales and increased maintenance and service revenue. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales to 19.8% during the first six months of 2001 from 18.4% for the same period in 2000 due to increased operational efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $42.9 million during the six months ended June 30, 2001 from $39.8 million during the corresponding period in 2000, an increase of $3.1 million or 7.8%. As a percentage of total revenues, selling, general and administrative expenses decreased to 22.2% during the six months ended June 30, 2001 from 25.5% for the same period in 2000. IDX's core business selling, general and administrative expenses increased $7.5 million primarily due to a decrease in corporate overhead absorption related to the sale of ChannelHealth combined with an increase in general administrative costs. EDiX's selling, general and administrative expenses increased $2.4 million or 59.8% during the first six months of 2001 as compared to the same period in the prior year primarily due to increased costs to support sales growth. In the prior year ChannelHealth's selling, general and administrative expenses were $6.8 million during the first six months of 2000 which includes sales and marketing expenses and administrative start up expenses.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $21.9 million during the six months ended June 30, 2001 from $25.3 million in the corresponding period in 2000, a decrease of $3.4 million or 13.8%. The decrease is primarily due to the sale of ChannelHealth on January 8, 2001. ChannelHealth incurred approximately $3.4 million in research and development costs during the same period in the prior year. As a percentage of total revenues, research and development expenses decreased to 11.3% of revenue for the first half of 2001 from 16.2% for the corresponding period in 2000. IDX's core business research and development expenses decreased $437,000 primarily due to the capitalization of approximately $900,000 of software development costs (net of amortization) during the six months ended June 30, 2001 offset by increased personnel costs. Research and development costs in the medical dictation and transcription business segment
(EDiX) increased from $590,000 during the six month period in 2000 to $977,000 for the same period in 2001.

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

OTHER INCOME
Interest income was approximately $1.6 million during the first six months of 2001 as compared to $3.6 million for the same period in 2000. The decrease in interest income is primarily due to a lower average invested balance in 2001 as compared to 2000.

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

REALIZED GAIN ON INVESTMENT
Other income in 2001 includes a $5.8 million realized gain on an investment in an unrelated investment partnership that was recorded during the first quarter of 2001.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE
IDX currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. The equity loss during the first six months of 2001 was $11.5 million on a pre-tax basis.

INCOME TAXES
Income taxes for the six months ended June 30, 2001 were provided for at 44.0% which reflects a higher rate than the Company's historical effective rate and the statutory rate of 40.0%. The higher rate in 2001 is principally due to transaction costs related to the sale of ChannelHealth that are non-deductible for income tax purposes. Income taxes for the six months ended June 30,2000 were provided for at 34.1%. The lower rate in 2000 was principally due to a lower state effective tax rate combined with the non-deductible nature of the loss on goodwill impairment related to ChannelHealth Inc. in January of 2000. Excluding the impact of transaction costs related to the sale of ChannelHealth that are non-deductible for income tax purposes, the Company anticipates an incremental effective tax rate of approximately 40.0% for the remainder of the year ending December 31, 2001 which may result in an overall lower effective tax rate in subsequent interim reporting periods. The ultimate effective tax rate depends on the extent of pre-tax earnings subject to the incremental tax rate of 40.0%. The net deferred tax assets of approximately $14.6 million are expected to be realized by reducing future taxable income.

NEW ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinitive lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company is in the process of determining the impact of the application of the non-amortization provisions of the statement. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities available-for-sale at June 30, 2001 were $52.2 million, a decrease of $18.5 million from December 31, 2000.

Net cash (used in) provided by operations is principally comprised of net income
(loss) and depreciation and is primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate due to, among other things, the length of installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In the first six months of 2001, accounts receivable from customers have been collected on average within 98 days which represents a decrease of 20 days in terms of average days to collect receivables from customers as compared to the annual average in 2000 of 118 days.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements, and the purchase and sale of investment grade marketable securities. Through June 30, 2001 the Company has spent approximately $14.4 million on construction-in-progress related to a $16.0 million expansion of its Corporate headquarters facility. In addition, the Company purchased its Corporate headquarters facility from a related party on April 19, 2001 for approximately $15.0 million. Investing activities may also include purchases of interests in, loans to and acquisitions of businesses for access to complementary products and technologies. During the second quarter of 2001, the Company acquired a consulting firm for approximately $1.0 million and a software company for approximately $1.1 million. The Company expects these activities to continue. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

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

The Company has a revolving demand line of credit with a bank allowing the Company to borrow up to $15.0 million bearing interest at the bank's base rate. As of June 30, 2001 the Company had $12.0 million outstanding on the line of credit.

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

The Company purchased its headquarters in South Burlington, Vermont on April 19, 2001 for approximately $15 million from BDP Realty; a related entity that was included in the Company's consolidated financial statements through that date. As a result, the net assets of BDP Realty, principally real estate and related minority interest of approximately $9.1 million was eliminated in the Company's consolidated balance sheet. The real estate was purchased for $15.0 million in cash based upon an independent appraisal of fair market value and was capitalized in property and equipment.The Company is nearing completion on construction on an expansion of its corporate headquarters facility in South Burlington, Vermont, which began in November 1999, and is considering various options for financing including a bank financing or funding from
operations.  From time to time, based on the Company's requirements,   the
Company may consider other purchases of land or the construction of additional office space. Currently, the Company has made no material lease or purchase commitments other than the purchase of the Company's headquarters mentioned above.

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

NEW PRODUCT DEVELOPMENT AND RAPIDLY CHANGING TECHNOLOGY. To be successful, IDX must enhance its existing products, respond effectively to technology changes and help its clients adopt new technologies. In addition, IDX must introduce new products and technologies to meet the evolving needs of its clients in the healthcare information systems market. IDX may have difficulty in accomplishing this because of:

o the continuing evolution of industry standards suchas as transaction standards pursuant to the Health Insurance Portability and Accountability Act of 1996; and
o the creation of new technological developments such as Internet and application service provider technology.

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

CONFLICTS OF INTERESTS. Richard E. Tarrant, Chief Executive Officer and Director, and Robert H. Hoehl, Chairman of the Board of Directors, indirectly own, through various entities, real estate which IDX leases in connection with its operations. During 2000, IDX paid an aggregate of approximately $1.8 million in connection with these leases including the Company's headquarters facilities in South Burlington, Vermont. IDX purchased the headquarter facility from a real estate entity majority owned by Richard E. Tarrant and Robert H. Hoehl for a purchase price of approximately $15.0 million on April 19, 2001. In connection
with the remaining  related  entity   arrangements,   the  economic  interests
of these executives and directors and IDX may diverge.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

IDX does not currently use derivative financial instruments. The Company generally places its securities available-for-sale investments in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less. We do not expect any material loss from our marketable security investments.

Internationally, IDX primarily invoices customers in United States currency. The Company is not currently exposed to foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through June 30, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

     On April 2, 2001, Epic filed an Answer denying the essential elements of the Company's claims, and asserted counterclaims against the Company. Epic alleges that the Company's claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the company allegedly possesses monopoly power in the U.S. market for medical practice information systems. Epic also claims that this same alleged conduct constitutes intentional interference with its contract with the Foundation. The counterclaim seeks treble damages. The Company denies the counterclaims.

     On July 31, 2001, the Company's lawsuit against Epic, the Foundation and the individuals was dismissed with prejudice and the counterclaims of Epic and the Foundation were dismissed with prejudice. The Company has appealed the dismissal of its lawsuit to the United States Court of Appeals.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company held its 2001 Annual Meeting of Stockholders on May 21, 2001. Of the 28,464,096 shares of common stock outstanding and entitled to vote at this meeting, 26,486,232 were represented at this meeting, in person or by proxy. The following matters were voted upon at the Annual Meeting.

           1. Robert H. Hoehl, Stuart H. Altman, Ph.D. and Mark F. Wheeler, M.D. were elected to serve for a term of three years as Class III Directors. The remaining terms of Richard E. Tarrant, Henry M. Tufo, M.D., Steven M. Lash, Frank T. Sample, and Allen Martin continued after the meeting and Peter W. Van Etten resigned as a Director as of the date of the Annual Meeting. The result of the vote with respect to each nominee for office was as follows:

           Nominees                 Votes "For"     Votes "Against"   Abstained

           Robert H. Hoehl          26,393,998      0                 92,234
           Stuart H. Altman, Ph.D.  26,434594       0                 51,638
           Mark F. Wheeler, M.D.    26,389,512      0                 96,720

           2. An amendment to the Company's 1995 Stock Option Plan to increase the total number of shares of common stock of the Company authorized for issuance thereunder from 4,500,000 to 8,500,000 was approved. The result of the vote with respect to this amendment was as follows:

                For              Against        Abstain       Broker Non-Votes

                16,508,299       4,910,674      20,313        4,974,946

           3. An amendment to the Company's 1995 Employee Stock Purchase Plan to increase the total number of shares of common stock of the Company authorized for issuance thereunder from 1,400,000 to 2,100,000 was approved. The result of the vote with respect to this amendment was as follows:

                For              Against        Abstain       Broker Non-Votes

                19,194,621       2,298,004      19,821        4,973,786

           4. An amendment to the Company's 1995 Director Option Plan to increase the total number of shares of common stock of the Company authorized for issuance thereunder from 80,000 to 160,000 was approved. The result of the vote with respect to this amendment was as follows:

                For              Against        Abstain       Broker Non-Votes

                18,163,216       3,324,417      24,813        4,973,786

ITEM 5.  OTHER INFORMATION

         Shareholder's Proposal for 2001 Annual Meeting
         As set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, proposals of stockholders intended to be included in the Company's proxy statement for the 2002 Annual Meeting of Stockholders must be received by the Company at its principal office in South Burlington, Vermont not later than December 24, 2001.

         Stockholders who wish to make a proposal at the 2002 Annual Meeting--other than one that will be included in the Company's proxy materials--must notify the Company no later than March 9, 2002. If a stockholder who wishes to present a proposal fails to notify the Company by this date, the proxies that management solicits for the meeting will have discretionary authority to vote on the stockholder's proposal if it is properly brought before the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

(b) There were four Forms 8-K filed during the second quarter of 2001:

     On April 2, 2001 the Company filed a report on Form 8-K, reporting the IDX News Release dated April 2, 2001 concerning an agreement entered into between the Company and WebMD Corporation regarding their relationship.

     On April 4, 2001 the Company filed a report on Form 8-K, reporting the Addendum I to Agreement by and between the Company and WebMD Corporation as of March 31, 2001.

     On April 12, 2001 the Company filed a report on Form 8-K, reporting that on April 2, 2001 Epic Systems filed an Answer denying the essential elements of the Company's claims, and asserted counterclaims against the Company.

     On April 27, 2001 the Company filed a report on Form 8-K, reporting that on April 19, 2001 the Company completed the purchase of land and buildings located at the Company's headquarters in South Burlington, Vermont.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  IDX SYSTEMS CORPORATION




Date:  August 6, 2001             By: /S/ JOHN A. KANE
                                      ____________________________
                                      John A. Kane,
                                      Vice President, Finance and
                                      Administration, Chief Financial
                                      Officer and Treasurer
                                      (Principal Financial and
                                      Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit No.       Description
----------        -----------

10.1              Employment, Noncompetition and Nondisclosure
                  Agreement by and between the Company and Lawrence
                  A. Krassner dated as of June 11, 2001

10.2              1995 Stock Option Plan as amended through
                  May 21, 2001

10.3 1995 Employee Stock Purchase Plan as amended through May 21, 2001

10.4 1995 Director Stock Option Plan as amended through May 21, 2001
