Form 10-Q
period 2001-09-30
IDX SYSTEMS CORP
filed 2001-11-07
CIK 1001185

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM__________TO____________

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

                                  40 IDX DRIVE
                           SOUTH BURLINGTON, VT 05403
                    (Address of principal executive offices)

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

                             Yes  X       No
                                 ---         ---
The number of shares outstanding of the registrant's common stock as of
October 31, 2001 was 28,679,880.
================================================================================
                                  Page 1 of 33

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


                                                                          Page
PART I.  FINANCIAL INFORMATION                                            ----

         Item 1.   Interim Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets ...........................3

         Condensed Consolidated Statements of Operations .................4

         Condensed Consolidated Statements of Cash Flows .................5

         Notes to Condensed Consolidated Financial Statements ............6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................12

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk ......................................24

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................25

         Item 2.  Changes In Securities ..................................26

         Item 3.  Defaults Upon Senior Securities ........................26

         Item 4.  Submission of Matters to a Vote of Security Holders ....26

         Item 5.  Other Information ......................................26

         Item 6.  Exhibits And Reports On Form 8-K .......................26


SIGNATURES ...............................................................27

EXHIBIT INDEX.............................................................28
                                  Page 2 of 33

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                           SEPTEMBER 30,        DECEMBER 31,
                                               2001                  2000
                                           -------------        ------------
                                            (unaudited)           (audited)

ASSETS
Cash and marketable securities             $    54,606          $   70,683
Accounts receivable, net                        89,704             110,360
Refundable income taxes                         13,337              13,699
Prepaid and other current assets                 6,123               6,927
Deferred tax asset                              12,234               9,021
                                           -----------          ----------
TOTAL CURRENT ASSETS                           176,004             210,690

Property and equipment, net                     83,770              71,590
Other assets                                     8,875               7,483
Deferred tax asset                               4,828               7,728
                                           -----------          ----------
TOTAL ASSETS                               $   273,477          $  297,491
                                           ===========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and
  other liabilities                        $    48,079          $   56,646
Deferred revenue                                20,015              19,913
Line of credit                                  15,000                  -
                                           -----------          ----------
TOTAL CURRENT LIABILITIES                       83,094              76,559

Redeemable convertible preferred
  stock of subsidiary                                -              33,140
Minority interest                                    -               8,682
Stockholders' equity                           190,383             179,110
                                           -----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                   $   273,477          $  297,491
                                           ===========          ==========

          See Notes to the Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                 SEPTEMBER 30,               SEPTEMBER 30,
                             ---------------------       --------------------
                             2001         2000           2001          2000
                             ---------------------       --------------------

REVENUES
Systems sales                $ 18,670    $ 28,940        $ 78,498      $ 71,680
Maintenance and service fees   67,929      58,638         201,303       172,216
                             --------    --------        --------      --------
TOTAL REVENUES                 86,599      87,578         279,801       243,896

OPERATING EXPENSES
Cost of sales and services     65,784      60,682         194,224       176,502
Selling, general and
  administrative               24,509      23,325          67,380        63,112
Research and development       11,126      12,074          32,977        37,414
Loss on impairment of
  goodwill                          -           -               -         5,810
Restructuring charge                -           -               -        21,029
                             --------    --------        --------      ---------
TOTAL OPERATING EXPENSES      101,419      96,081         294,581       303,867
                             --------    --------        --------      --------
OPERATING LOSS                (14,820)     (8,503)        (14,780)      (59,971)

OTHER INCOME
Other income, net                 460         798           1,769         2,928
Gain on sale of investment
  in subsidiary                     -           -          35,546             -
Realized gain on investment         -           -           5,849             -
                             --------    --------        --------      --------
TOTAL OTHER INCOME                460         798          43,164         2,928
                             --------    --------        --------      --------

Income (loss) before taxes
  and equity in loss of
  unconsolidated affiliate    (14,360)     (7,705)         28,384       (57,043)
Equity in loss of
  unconsolidated affiliate     (6,057)          -         (17,559)            -
Income tax benefit
  (provision)                   8,184       2,928          (5,575)       19,744
                             --------    --------        --------      --------
NET INCOME (LOSS)            $(12,233)   $ (4,777)       $  5,250      $(37,299)
                             ========    ========        ========      =========
Basic earnings (loss)
  per share                  $  (0.43)   $  (0.17)       $   0.18      $  (1.33)
                             ========    ========        ========      ========
Basic weighted average
  shares outstanding           28,665      28,154          28,525        28,047
                             ========    ========        ========      ========
Diluted earnings (loss)
  per share                  $  (0.43)   $  (0.17)       $   0.18      $ (1.33)
                             ========    ========        ========      =======
Diluted weighted average
  shares outstanding           28,665      28,154          28,800       28,047
                             ========    ========        ========      =======

          See Notes to the Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                       NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      2001           2000
                                                      ----------     ---------

OPERATING ACTIVITIES
Net income (loss)                                     $   5,250      $ (37,299)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
     Depreciation                                        11,344         11,153
     Amortization                                         1,634            474
     Deferred taxes                                        (313)        (8,359)
     Increase in allowance for doubtful accounts            442          1,541
     Minority interest                                      297            736
     Gain on investment                                  (5,849)             -
     Write-off of goodwill                                    -          5,810
     Equity in loss of unconsolidated affiliate          17,559              -
     Gain on sale of subsidiary common stock            (35,546)             -
     Loss on disposition of assets                          404              -
     Restructuring charge                                     -         21,029
     Changes in operating assets and liabilities,
       net of business acquisitions:
         Accounts receivable                             19,185          8,596
         Prepaid expenses and other assets               (2,862)        (3,590)
         Accounts payable and accrued expenses          (11,304)        (6,044)
         Federal and state income taxes                     362        (11,994)
         Deferred revenue                                   130          1,215
                                                      ---------      ---------
         Net cash provided by (used in)
           operating activities                             733        (16,732)

INVESTING ACTIVITIES
Purchase of property and equipment, net                 (31,863)       (21,481)
Purchase of securities available-for-sale               (67,425)       (14,962)
Sale of securities available-for-sale                    98,790         21,203
Proceeds from sale of investment                         11,282              -
Business acquisitions                                    (2,080)             -
Other assets                                               (255)         1,861
                                                      ---------      ---------
        Net cash provided by (used in)
          investing activities                            8,449        (13,379)

FINANCING ACTIVITIES
Proceeds from sale of common stock                        2,879          5,435
Proceeds from debt issuance                              15,000              -
Contributions to affiliates, net                           (469)          (900)
Proceeds from sale of redeemable
  convertible preferred stock of
  subsidiary                                                  -         33,140
                                                      ---------      ---------
        Net cash provided by financing
          activities                                     17,410         37,675
                                                      ---------      ---------
 Increase in cash and cash equivalents                   26,592          7,564

Cash and cash equivalents at beginning
  of period                                              16,357         18,487
                                                      ---------      ---------
Cash and cash equivalent at end
  of period                                              42,949         26,051




Securities available-for-sale                            11,657         43,718
                                                      ---------      ---------
Total cash and securities
  available-for-sale                                  $  54,606      $  69,769
                                                      =========      =========

Noncash Investing Activity:
Deconsolidation of minority interest
  in real estate                                      $   9,102     $       -

Noncash Financing Activity:
   Issuance of restricted stock                       $   1,201     $       -
                                                      =========     =========

          See Notes to the Condensed Consolidated Financial Statements



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments) have been made to provide a fair presentation. The operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission.


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

Note 4 - Subsequent Event - 2001 Restructuring Charge

On September 28, 2001 the Company announced its plan to restructure and realign its group practice businesses, however, as of September 30, 2001, details of the plan were not sufficiently developed or approved to permit accounting recognition as of that date. As a result of this plan, the Company will implement a workforce reduction and restructuring program. The Company expects to record a charge of $20 to $21 million in the fourth quarter of 2001 associated with its realignment related to severance arrangements, lease payments, and non-cash write-offs of certain fixed assets. IDX expects cash outlays related to the charge of approximately $5.0 million in the fourth quarter of 2001, approximately $5.0 million in 2002 and approximately $3.0 million thereafter.

Note 5 - 2000 Restructuring Charge

On June 21, 2000 the Company announced the implementation of a product discontinuance and restructuring program. The Company halted development and discontinued sales efforts on certain product lines that have failed to achieve business targets or were deemed non-strategic to the business going forward. As a result, the Company implemented a workforce reduction of approximately five percent. The restructuring program resulted in a charge to earnings of approximately $21.0 million in the second quarter of 2000, in connection with costs associated with product discontinuations, principally settlements with existing users, of approximately $16.0 million and employee severance arrangements of approximately $5.0 million. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions, and their location. Substantially all workforce related actions were completed during the third quarter of 2000, with the exception of product related "sunset" support teams. As of September 30, 2001 the Company had a balance of $8.0 million related to accrued restructuring costs. Cash expenditures related to these accruals are estimated to be approximately $6.3 million. The remaining balance of approximately $1.7 million represents a provision for the estimated write-off of accounts receivable that will not affect cash. These accounts receivable write-offs are expected to be finalized by March 31, 2002.

Note 6 - Sale of Investment in Subsidiary and Other Related Matters

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

On January 8, 2001 Allscripts acquired ChannelHealth in exchange for 8.6 million shares, or 21.3% of Allscripts common stock. IDX received approximately 7.5 million shares of Allscripts common stock (the Allscripts shares) in exchange for its shares of ChannelHealth stock. The Allscripts shares received are subject to restrictions on any transfer of the securities for a period of one year from the date of the transaction and, after one year, on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to restrictions on transfer, resulting in a $35.5 million gain on the transaction. The reported gain is greater than the fair value of the stock received due to the Company's negative carrying value at the time of the sale of the underlying investment in ChannelHealth. IDX accounts for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, IDX has recognized its pro-rata share of Allscripts losses which has resulted in the elimination of the carrying value of this investment as of September 30, 2001.

Summary financial information for Allscripts for the three and nine months ended September 30, 2001 is as follows:

                                           (in thousands)
                          Three months ended             Nine months ended
                          September 30, 2001             September 30, 2001
                          ------------------             ------------------

  Revenue                  $16,415                        $52,133
  Gross profit                  63                          3,379
  Net loss               (351,857)                       (410,385)


In the first quarter of 2000, the Company determined that an asset impairment existed related to goodwill acquired in the purchase of ChannelHealth, Inc., a Massachusetts corporation acquired in April 1999. In January 2000, the Company made the decision to seek a primary provider of content and transactions for Channelhealth Incorporated, and decided to no longer utilize certain assets acquired in connection with the purchase of ChannelHealth, Inc., the Company's initial investment in an Internet services and content provider. The Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets' recovery. The amount of the impairment loss is recognized based on an analysis of discounted cash flows estimated to be derived from the impaired asset. This asset impairment was recognized during the first quarter of 2000 and is reflected as a pre-tax loss on impairment of goodwill of approximately $5.8 million.

Note 7 - Income Taxes

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

Note 8 - Segment Information

SFAS No. 131 requires the reporting of information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also requires related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding how to allocate resources and assess performance. During the second quarter of 1999, the Company acquired two companies that have separate and distinct financial information and operating characteristics. As discussed in Note 6 above, the Company sold certain operations of ChannelHealth, specifically its Internet Services and Content segment on January 8, 2001. Accordingly, this segment is not reported in 2001.

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

The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment for the three and nine month periods ended September 30, 2001. No one customer accounts for greater than 10% of revenue for any reportable segment for the three and nine month periods ended September 30, 2000 with the exception of EDiX. EDiX's revenues from one major customer amounted to 10.5% and 10.3% of EDiX's total revenue for the three and nine month periods ended September 30, 2000, respectively.

Summarized financial information concerning the Company's reportable segments is shown in the following table (in thousands):

                              IDX
                              HEALTHCARE
                              INFORMATION
                              SYSTEMS AND   CHANNELHEALTH
                              SERVICES      INCORPORATED  EDIX        TOTAL
                             ---------------------------------------------------

FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 2001
Net operating revenues         $ 61,957     $    -        $ 24,642     $ 86,599
Operating income (loss)         (17,252)         -           2,432      (14,820)
Identifiable operating assets   237,259          -          36,218      273,477


FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 2001
Net operating revenues         $209,082     $    -       $ 70,719     $ 279,801
Operating income (loss)         (18,989)         -          4,209       (14,780)
Identifiable operating assets   237,259          -         36,218       273,447


FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 2000
Net operating revenues         $ 67,857     $ 1,591      $ 18,130     $  87,578
Operating income (loss)          (3,175)     (6,138)          810        (8,503)
Identifiable operating assets   237,646      24,991        22,616       285,253

FOR THE NINE MONTHS
  ENDED SEPTEMBER 30, 2000
Net operating revenues         $187,151     $ 4,342      $ 52,403     $ 243,896
Operating income (loss)         (39,280)    (23,230)        2,539       (59,971)
Identifiable operating assets   237,646      24,991        22,616       285,253


Corporate headquarters' assets are included in the Information Systems and Services segment. Substantially all of the Company's operations are in the United States. The financial information disclosed herein represents all of the material financial information related to the Company's principal operating segments.

Note 9 - Comprehensive Income

Total comprehensive loss for the quarter ended September 30, 2001 amounted to $12.2 million compared to a comprehensive loss of $4.8 million for the same period in 2000. Total comprehensive income for the nine months ended September 30, 2001 amounted to $5.2 million compared to a comprehensive loss of $37.2 million for the same period in 2000. Comprehensive income/loss includes unrealized gains or losses on the Company's available-for-sale securities that are included as a component of stockholders' equity.

Note 10 - Earnings Per Share Information

The following sets forth the computation of basic and diluted earnings per share:

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,

                                     2001       2000       2001        2000
                                     ----       ----       ----        ----
   Numerator:
     Net income (loss)               $(12,233)  $ (4,777)  $ 5,250     $(37,299)
                                     --------   --------   -------     --------
   Numerator for basic and diluted
     income (loss) per share        $ (12,233)  $ (4,777)  $ 5,250    $ (37,299)
                                    =========   ========   =======    =========

   Denominator:

     Basic weighted-average shares
       outstanding                     28,665     28,154    28,525       28,047
     Effect of employee stock
       options                              -          -       275            -
                            ----------------------------------------------------

Denominator for diluted income
  (loss) per share                     28,665     28,154    28,800       28,047
                                    ---------   --------   -------     --------

   Basic income (loss) per share    $   (0.43)  $ (0.17)   $  0.18     $ (1.33)
                                    =========   =======    =======     ========
   Diluted income (loss) per share  $   (0.43)  $ (0.17)   $  0.18     $ (1.33)
                                    =========   =======    =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "FORWARD-LOOKING INFORMATION AND THE FACTORS AFFECTING FUTURE PERFORMANCE" COMMENCING ON PAGE 18, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.


GENERAL

The Company reported a net loss of $12.2 million, or $0.43 per diluted share, for the third quarter of 2001 as compared to a net loss of $4.8 million or $0.17 per diluted share for the third quarter of 2000. Excluding the effect of the equity in loss of an unconsolidated affiliate of $6.1 million, the net loss for the three months ended September 30, 2001 was $8.6 million or $0.30 per diluted share. The Company reported net income of $5.3 million, or $0.18 per diluted share, for the nine months ended September 30, 2001 as compared to a net loss of $37.3 million or $1.33 per diluted share for the same period in 2000. Excluding the effects of the gain on sale of an investment in ChannelHealth of $35.5 million, a realized gain on investment in an unrelated entity of $5.8 million and the equity in loss of an unconsolidated affiliate of $17.6 million, the net loss for the nine months ended September 30, 2001 was $7.8 million or $0.27 per share. Excluding the effect of charges of $21.0 million related to a product discontinuance and restructuring program announced on June 21, 2000 and the $5.8 million loss on impairment of goodwill associated with ChannelHealth, Inc., the net loss for the nine months ended September 30, 2000 was $18.6 million or $0.66 per share.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES
The Company's total revenues decreased to $86.6 million during the three months ended September 30, 2001 from $87.6 million in the corresponding period in 2000, a decrease of $979,000 or 1.1%. Revenues from systems sales decreased to $18.7 million during the three months ended September 30, 2001 (21.6% of total revenues) compared to $28.9 million (33.0% of total revenues) in the corresponding period in 2000, a decrease of $10.3 million or 35.5%. This decrease was primarily due to a decrease in sales of the Company's systems which were affected by the September 11th National Tragedy. Revenues from maintenance and service fees increased to $67.9 million during the three months ended September 30, 2001 (78.4% of total revenues) from $58.6 million (67.0% of total revenues) in the corresponding period in 2000, an increase of $9.3 million or 15.8%. The increase in revenues from maintenance and service fees is primarily due to increased medical transcription service fee revenue from EDiX combined with increased maintenance revenue from IDX's core business.

During 2000 and continuing into 2001, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organization changes, government approvals, pressures to reduce expenses, product complexity and competition. While the Company believes these factors are temporary, they may continue to cause reductions or delays in spending for new systems and services in the future.

COST OF SALES AND SERVICES
The cost of sales and services increased to $65.8 million during the three months ended September 30, 2001 from $60.7 million in the corresponding period in 2000, an increase of $5.1 million or 8.4%. The increase in cost of sales and services as compared to the prior year resulted from growth in client services expenses, primarily related to medical transcription costs. The gross profit margin on systems sales and services decreased to 24.0% in the third quarter of 2001 from 30.7% for the same period in 2000. The decrease in gross profit margin as a percentage of sales is primarily due to a decrease in sales of certain IDX systems with higher margins, offset by the ChannelHealth's negative gross margin of 50.5% during the third quarter of 2000 primarily due to high fixed costs and low sales volume due to the early stage of this business' development. Within IDX's core business, information systems and services, gross profit margin as a percentage of sales decreased to 23.2% during the third quarter of 2001 from 35.8% for the same period in 2000 primarily due to a decrease in higher margin systems sales. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales to 26.2% in 2001 from 18.7% in 2000 due to increased operational efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $24.5 million during the three months ended September 30, 2001 from $23.3 million during the corresponding period in 2000, an increase of $1.2 million or 5.1%. As a percentage of total revenues, selling, general and administrative expenses increased to 28.3% during the three months ended September 30, 2001 from 26.6% for the same period in 2000. IDX's core business selling, general and administrative expenses increased $3.6 million primarily due to an increase in general administrative costs combined with a decrease in corporate overhead absorption related to the sale of ChannelHealth. EDiX's selling, general and administrative expenses increased $1.4 million or 62.2% during the third quarter of 2001 as compared to the same period in the prior year primarily due to increased costs to support sales growth. In the prior year ChannelHealth's selling, general and administrative expenses were $3.8 million during the third quarter of 2000 which includes sales and marketing expenses and administrative start-up expenses.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $11.1 million during the three months ended September 30, 2001 from $12.1 million in the corresponding period in 2000, a decrease of $948,000 or 7.9%. The decrease is primarily due to the sale of ChannelHealth on January 8, 2001. ChannelHealth incurred approximately $1.5 million in research and development costs in the comparable period in the prior year. As a percentage of total revenues, research and development expenses decreased to 12.8% of revenue for the third quarter of 2001 from 13.8% for the corresponding period in 2000. IDX's core business research and development expenses increased $506,000 primarily due to an increase in personnel costs offset by the capitalization of $240,000 of software development costs during the three months ended September 30, 2001. Research and development costs in the medical dictation and transcription business segment (EDiX) increased from $353,000 in 2000 to $427,000 in 2001.

OTHER INCOME, NET
Interest income was approximately $460,000 during the third quarter of 2001 as compared to $798,000 for the same period in 2000. The decrease in interest income is primarily due to a lower average invested balance combined with lower interest rates in 2001 as compared to 2000.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE
IDX currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. IDX recorded an equity loss during the third quarter of 2001 of $6.1 million on a pre-tax basis which reduced the balance of IDX's investment in Allscripts to zero.

INCOME TAXES
Income taxes for the quarter ended September 30, 2001 were benefited at 40.1%. Income taxes for the quarter ended September 30, 2000 were benefited at 38.0%. The lower rate in 2000 was principally due to a lower state effective tax. Excluding the impact of transaction costs related to the sale of ChannelHealth that are non-deductible for income tax purposes, the Company anticipates an incremental effective tax rate of approximately 40.0% for the remainder of the year ending December 31, 2001 which may result in an overall lower effective tax rate in subsequent interim reporting periods. The ultimate annual effective tax rate depends on the extent of pre-tax earnings subject to the incremental tax rate of 40.0%. The net deferred tax assets of approximately $17.1 million are expected to be realized by reducing future taxable income.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES
The Company's total revenues increased to $279.8 million during the nine months ended September 30, 2001 from $243.9 million in the corresponding period in 2000, an increase of $35.9 million or 14.7%. Revenues from systems sales increased to $78.5 million during the nine months ended September 30, 2001 (28.1% of total revenues) compared to $71.7 million (29.4% of total revenues) in the corresponding period in 2000, an increase of $6.8 million or 9.5%. This increase was primarily due to additional sales of the Company's systems. Revenues from maintenance and service fees increased to $201.3 million during the nine months ended September 30, 2001 (71.9% of total revenues) from $172.2 million (70.6% of total revenues) in the corresponding period in 2000, an increase of $29.1 million or 16.9%. The increase in revenues from maintenance and service fees is primarily due to increased medical transcription service fee revenue from EDiX combined with an increase in maintenance and consulting services provided by IDX's core business.

COST OF SALES AND SERVICES
The cost of sales and services increased to $194.2 million during the nine months ended September 30, 2001 from $176.5 million in the corresponding period in 2000, an increase of $17.7 million or 10.0%. The increase in cost of sales and services as compared to the prior year resulted from growth in client services expenses, primarily related to medical transcription costs combined with an increase in personnel costs. The gross profit margin on systems sales and services increased to 30.6% in the first nine months of 2001 from 27.6% for the same period in 2000. The increase in gross profit margin as a percentage of sales is due to a number of factors including: an increase in sales of certain IDX systems with higher margins; ChannelHealth's negative gross margin of 42.9% during the first nine months of 2000 primarily due to high fixed costs and low sales volume due to the early stage of this business' development; and increased maintenance and service revenue. IDX's core business, information systems and services, gross profit margin as a percentage of sales increased to 33.5% during the first nine months of 2001 from 31.8% for the same period in 2000 due to an increase in higher margin system sales and increased maintenance and service revenue. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales to 22.0% during the first nine months of 2001 from 18.5% for the same period in 2000 due to increased operational efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $67.4 million during the nine months ended September 30, 2001 from $63.1 million during the corresponding period in 2000, an increase of $4.3 million or 6.8%. As a percentage of total revenues, selling, general and administrative expenses decreased to 24.1% during the nine months ended September 30, 2001 from 25.9% for the same period in 2000. IDX's core business selling, general and administrative expenses increased $11.1 million primarily due to a decrease in corporate overhead absorption related to the sale of ChannelHealth combined with an increase in general administrative costs. EDiX's selling, general and administrative expenses increased $3.8 million or 60.7% during the first nine months of 2001 as compared to the same period in the prior year primarily due to increased costs to support sales growth. In the prior year ChannelHealth's selling, general and administrative expenses were $10.6 million during the first nine months of 2000 which includes sales and marketing expenses and administrative start-up expenses.

RESEARCH AND DEVELOPMENT
Research and development expenses decreased to $33.0 million during the nine months ended September 30, 2001 from $37.4 million in the corresponding period in 2000, a decrease of $4.4 million or 11.9%. The decrease is primarily due to the sale of ChannelHealth on January 8, 2001. ChannelHealth incurred approximately $5.0 million in research and development costs during the same period in the prior year. As a percentage of total revenues, research and development expenses decreased to 11.8% of revenue for the first three quarters of 2001 from 15.3% for the corresponding period in 2000. IDX's core business research and development expenses increased $69,000 primarily due to increased personnel costs offset by the capitalization of approximately $1.2 million of software development costs (net of amortization) during the nine months ended September 30, 2001. Research and development costs in the medical dictation and transcription business segment (EDiX) increased from $943,000 during the nine month period in 2000 to $1.4 million for the same period in 2001.

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

OTHER INCOME
Interest income was approximately $1.8 million during the first nine months of 2001 as compared to $2.9 million for the same period in 2000. The decrease in interest income is primarily due to a lower average invested balance combined with lower interest rates in 2001 as compared to 2000.

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

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE
IDX currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. IDX recorded an equity loss during the first nine months of 2001 of $17.6 million on a pre-tax basis which reduced the balance of IDX's investment in Allscripts to zero.

INCOME TAXES
Income taxes for the nine months ended September 30, 2001 were provided for at 44.0% which reflects a higher rate than the Company's historical effective rate and the statutory rate of 40.0%. The higher rate in 2001 is principally due to transaction costs related to the sale of ChannelHealth that are non-deductible for income tax purposes. Income taxes for the nine months ended September 30, 2000 were benefited at 34.6%. The lower rate in 2000 was principally due to a lower state effective tax rate combined with the non-deductible nature of the loss on goodwill impairment related to ChannelHealth Inc. in January of 2000. Excluding the impact of transaction costs related to the sale of ChannelHealth that are non-deductible for income tax purposes, the Company anticipates an incremental effective tax rate of approximately 40.0% for the remainder of the year ending December 31, 2001 which may result in an overall lower effective tax rate in subsequent interim reporting periods. The ultimate annual effective tax rate depends on the extent of pre-tax earnings subject to the incremental tax rate of 40.0%. The net deferred tax assets of approximately $17.1 million are expected to be realized by reducing future taxable income.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS No. 142"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities available-for-sale at September 30, 2001 were $54.6 million, a decrease of $16.1 million from December 31, 2000.

Net cash (used in) provided by operations is principally comprised of net income
(loss) and depreciation and is primarily affected by the net effect of the change in accounts receivable, accounts payable and accrued expenses. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate due to, among other things, the length of installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In the first nine months of 2001, accounts receivable from customers have been collected on average within 100 days. This represents a decrease of 18 days in terms of average days to collect receivables from customers as compared to the annual average in 2000 of 118 days. Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements, and the purchase and sale of investment grade marketable securities. Through September 30, 2001 the Company has spent approximately $16.0 million on construction-in-progress related to an expansion of its Corporate Headquarters facility which is substantially complete. In addition, the Company purchased its Corporate Headquarters facility from a related party on April 19, 2001 for approximately $15.0 million. Investing activities may also include purchases of interests in, loans to and acquisitions of businesses for access to complementary products and technologies. During the second quarter of 2001, the Company acquired a consulting firm for approximately $1.0 million and a software company for approximately $1.1 million. The Company expects these activities to continue. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

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

The Company has a revolving demand line of credit with a bank allowing the Company to borrow up to $18.0 million bearing interest at the bank's base rate. As of September 30, 2001 the Company had $15.0 million outstanding on the line of credit.

The Company expects that its requirements for office facilities and other office equipment may grow in the future as business needs change. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. In April 2000, the Company entered into a new 12-year term operating lease for office space in Seattle, Washington, commencing in 2003. The Company plans to decrease the number of its professional staff during the remainder of 2001 pursuant to the restructuring plan announced on September 28, 2001 to coincide with anticipated sales volume and to support research and development efforts.

The Company purchased its headquarters in South Burlington, Vermont on April 19, 2001 for approximately $15.0 million from BDP Realty; a related entity that was included in the Company's consolidated financial statements through that date. As a result, the net assets of BDP Realty, principally real estate and related minority interest of approximately $9.1 million were eliminated in the Company's consolidated balance sheet. The real estate was purchased for $15.0 million in cash based upon an independent appraisal of fair market value and was capitalized in property and equipment. The Company has substantially completed construction on an expansion of its corporate headquarters facility in South Burlington, Vermont, which began in November 1999, and is considering various options for financing including a bank financing or funding from operations. From time to time, based on the Company's requirements, the Company may consider other purchases of land or the construction of additional office space. Currently, the Company has made no material lease or purchase commitments other than the purchase of the Company's headquarters mentioned above.

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

The following important factors affect IDX's business and operations generally or affect more than one segment of our business and operations:

QUARTERLY OPERATING RESULTS MAY VARY. The Company's quarterly operating results have varied in the past and may vary in the future. IDX expects its quarterly results of operations to continue to fluctuate. Because a significant percentage of IDX's expenses are relatively fixed, the following factors could cause these fluctuations:

o delays in customers purchasing decisions due to a variety of factors such as consideration and management changes;
o   long sales cycles;
o long installation and implementation cycles for the larger, more complex and costlier systems;
o   recognizing revenue at various points during the installation process;
o timing of new product and service introductions and product upgrade releases;
o   long sales and implementation cycles of IDX's customers; and
o   changes in economic factors affecting the national economy.

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

FINANCIAL TRENDS. Year over year net income and cash from operations have generally declined since 1998. In 2001 year to date, IDX has generated an operating loss of approximately $15 million. If these negative trends continue, IDX may have difficulty financing future growth and funding operating initiatives, including future acquisitions.

NEW PRODUCT DEVELOPMENT AND RAPIDLY CHANGING TECHNOLOGY. To be successful, IDX must enhance its existing products, respond effectively to technology changes and help its clients adopt new technologies. In addition, IDX must introduce new products and technologies to meet the evolving needs of its clients in the healthcare information systems market. IDX may have difficulty in accomplishing this because of:

o the continuing evolution of industry standards such as transaction standards pursuant to the Health Insurance Portability and Accountability Act of 1996; and
o the creation of new technological developments such as Internet and application service provider technology.

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

Some of IDX's competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that it does not offer. The Company's principal existing competitors include Cerner Corporation, Eclipsys Corporation, McKesson Corporation, Epic Systems Corporation, Siemans AG , and Medical Manager Corporation, each of which offers a suite of products that compete with many of IDX's products. There are other competitors that offer a more limited number of competing products. Many of IDX's competitors have also announced or introduced Internet strategies that will compete with IDX's Internet applications and services. IDX may be unable to compete successfully against these organizations. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services.

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

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY. IDX's success and competitiveness are dependent to a significant degree on the protection of its proprietary technology. IDX relies primarily on a combination of copyrights, trade secret laws, and restrictions on disclosure to protect its proprietary technology. Despite these precautions, others may be able to copy or reverse engineer aspects of IDX's products, to obtain and use information that IDX regards as proprietary or to independently develop similar technology. Litigation may be necessary in the future to enforce or defend IDX's proprietary technology or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources.

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

STRATEGIC ALLIANCE WITH ALLSCRIPTS HEALTHCARE SOLUTIONS. In January 2001, IDX entered into a ten-year strategic alliance with Allscripts Healthcare Solutions to cooperatively develop, market and sell integrated clinical and practice management products. During the term of the alliance, IDX is prohibited from cooperating with direct competitors of Allscripts to develop or provide any products similar to or in competition with Allscripts products in the practice management systems market. Also, pursuant to the strategic alliance agreement, IDX has guaranteed that Allscripts will have gross revenues resulting from the alliance (less any commissions paid to IDX) of at least $4.5 million for fiscal year 2001, and IDX will have to pay Allscripts the excess, if any, of $4.5 million over Allscripts' actual gross revenues for fiscal year 2001. As of September 30, 2001 the liability related to this guarantee has been accrued as a reduction of the gain on sale of ChannelHealth to Allscripts. If the strategic alliance is not successful, Allscripts' gross revenues for fiscal year 2001 are less than $4.5 million, or the restrictions placed on IDX during the term of the strategic alliance prohibit IDX from successfully marketing and selling certain products and services, IDX's operating results may suffer.

RESTRICTIONS ON LIQUIDATION OF INVESTMENT IN ALLSCRIPTS HEALTHCARE SOLUTIONS. In January 2001 IDX received approximately 7.5 million shares of common stock of Allscripts Healthcare Solutions in connection with the acquisition by Allscripts of IDX's majority owned subsidiary, ChannelHealth Incorporated. IDX entered into a stock rights and restrictions agreement with Allscripts, pursuant to which, among other things, IDX agreed to restrictions on the sale of its shares of Allscripts common stock. In general, IDX is prohibited from selling any shares for one year after the date of Allscripts' acquisition of ChannelHealth, and after one year, IDX is prohibited from selling more than 25% of it shares of Allscripts common stock in any one-year, and 16.67% in any one month. The restrictions on IDX's ability to sell shares of Allscripts common stock will make it difficult for IDX to liquidate its investment in Allscripts. As of September 30, 2001, there is no financial risk as this investment has been written down to zero.

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

Internationally, IDX primarily invoices customers in United States currency. The Company is not currently exposed to foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through September 30, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

         On July 31, 2001, the Company's lawsuit against Epic, the Foundation and the individuals was dismissed with prejudice and the counterclaims of Epic and the Foundation were dismissed with prejudice. The Company has appealed the dismissal of its lawsuit to the United States Court of Appeals, and Epic has appealed the dismissal of its counterclaims.

         On April 4, 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System, in the United States District Court for Eastern District of Michigan, Civil Action Number 00-71631, entitled IDX SYSTEMS CORPORATION VS. ST. JOHN HEALTH SYSTEM. On April 10, 2001, St. John commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, St. John's lawsuit was removed to the federal court and dismissed. In its answer to the Company's lawsuit, St. John asserted the same claims previously asserted in its state court lawsuit. In September 2001, St. John specified damage claims of approximately $77 million in allegedly lost savings. The Company believes the claims of St. John are without merit and intends to vigorously defend itself and prosecute its own claims for damages, which the Company believes may exceed approximately $9 million. The lawsuit is in the trial preparation stage and trial is currently scheduled for January 2002.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.  OTHER INFORMATION

         Shareholder's Proposal for 2001 Annual Meeting.

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

         On September 10, 2001, David P. Hunter was elected as a Class II director of the Company. On October 23, 2001, Frank T. Sample resigned as a Class I director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

(b) There were no Forms 8-K filed during the third quarter of 2001:

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               IDX SYSTEMS CORPORATION




Date:  November 6, 2001        By: /S/ JOHN A. KANE
                                   _______________________________________
                                   John A. Kane,
                                   Sr. Vice President, Finance and
                                   Administration, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:



Exhibit No.       Description                                           Page
-----------       -----------                                           ----

10                Second Amendment to Redemption Agreement by and       29
                  among the Company, Richard E. Tarrant and Robert
                  H. Hoehl and other shareholders dated as of
                  September 13, 2001.


                                                                      EXHIBIT 10


                                SECOND AMENDMENT

                                       TO

                              REDEMPTION AGREEMENT


         THIS AMENDMENT is made as of the 13th day of September, 2001 (the "Amendment"), by and among IDX SYSTEMS CORPORATION, a Vermont corporation (the "Company"), RICHARD E. TARRANT ("Tarrant"), ROBERT H. HOEHL ("Hoehl") and the other shareholders listed on the signature pages hereto (Tarrant, Hoehl and such other shareholders are hereinafter collectively referred to as the "Shareholders"), to the Redemption Agreement by and among the Company, Tarrant and Hoehl, dated as of April 1, 1993, and as amended by the First Amendment to Redemption Agreement, executed as of September 19, 1995 (the "Redemption Agreement"). Except as set forth below, the Redemption Agreement shall remain in full force and effect. Capitalized terms used herein and not otherwise defined shall have the meanings ascribed to them in the Redemption Agreement.

         WHEREAS, the Redemption Agreement currently provides that any transferee, other than the Company or any Shareholder ("Third Party Transferee"), to whom a Shareholder Transfers his shares of Common Stock of the Company, shall take such shares of Common Stock subject to all provisions, conditions and covenants of the Redemption Agreement, unless such shares had been effectively registered under the Securities Act of 1933, as amended, prior to such Transfer; and

         WHEREAS, the parties hereto, acting in accordance with Section 13 of the Redemption Agreement, desire to amend the Redemption Agreement to provide that neither a Third Party Transferee nor any shares of Common Stock Transferred by a Shareholder in accordance with the Redemption Agreement to a Third Party Transferee shall be subject to the Redemption Agreement upon such Transfer.

         NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

         1. Section 7.1 of the Redemption Agreement shall be deleted in its entirety and the following shall be substituted in its place:

                  "7.1     Attachment to Shares.
                           --------------------

                           (i) In the event that, at any time or from time to time, any shares of Common Stock are Transferred by a Shareholder to any party pursuant to and in accordance with the provisions of this Agreement or otherwise, then the transferee shall take such shares of Common Stock subject to all provisions, conditions and covenants of this Agreement, and, as a condition precedent to the transfer of such shares of Common Stock, the transferee shall agree, for and on behalf of himself and itself, his or its legal representatives, and his or its transferees and assigns, in writing to be bound by all provisions of this Agreement as a party hereto and in the capacity of a Shareholder. In the event that there shall be any Transfer to any Person in accordance with the foregoing, all references herein to the "Shareholders" or to any "Shareholder" shall thereafter be deemed to include such transferee, and the provisions of this Agreement shall thereafter be applicable to such transferee (and not the transferor Shareholder).

                           (ii) Notwithstanding the provisions of Paragraph 7.1(i), a transferee and any Transferred shares of Common Stock shall not be subject to the Agreement upon a Transfer, if such shares of Common Stock are Transferred by a Shareholder pursuant to and in accordance with the provisions of this Agreement and either (i) the transferee is a Person other than the Company, a Shareholder or an Affiliate of the Company or a Shareholder, or (ii) prior to such Transfer, such shares of Common Stock have been effectively registered under the Securities Act in accordance with the provisions of this Agreement."

         2. The first sentence of Section 13 of the Redemption Agreement shall be deleted in its entirety and the following shall be substituted in its place:

                  "No change or modification of this Agreement shall be valid unless the same is in writing and signed by each of the Company, Tarrant, Hoehl and the other Shareholders, who together with Tarrant and Hoehl, hold at least 51% of the shares subject to this Agreement."

         3. For avoidance of doubt, the First Amendment to Redemption Agreement, executed by the parties as of September 19,1995 (the "First Amendment"), is hereby ratified and approved.

         4. Transfers by a Shareholder pursuant to the Redemption Agreement effected prior to the date hereof shall also be subject to the provisions of this Amendment.

         5. The Redemption Agreement, as supplemented and modified by each of the First Amendment and this Amendment, together with the other writings referred to in the Redemption Agreement or delivered pursuant thereto which form a part thereof, contain the entire agreement among the parties with respect to the subject matter thereof and amend, restate and supersede all prior and contemporaneous arrangements or understandings with respect thereto.

         6. Upon effectiveness of this Amendment, on and after the date hereof, each reference in the Redemption Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of like import, and each reference in the other documents entered into in connection with the Redemption Agreement, shall mean and be a reference to the Redemption Agreement, as amended hereby. Except as specifically amended above, the Redemption Agreement shall remain in full force and effect and hereby ratified and confirmed.

         7. This Amendment shall be governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of Vermont.

         8. This Amendment may be executed in any number of counterparts, and each such counterpart shall be deemed to be an original instrument, but all such counterparts together shall constitute but one agreement. This Amendment may be executed by facsimile signature.



[The remainder of this page has intentionally been left blank.]

         IN WITNESS WHEREOF, the parties hereto have executed this Amendment as of the date first above written.


                                        IDX SYSTEMS CORPORATION


                                        By: /S/ RICHARD E. TARRANT
                                            -------------------------------
                                            Richard E. Tarrant
                                            CEO



                                            RICHARD E. TARRANT


                                            /S/ RICHARD E. TARRANT
                                            ------------------------------



                                            ROBERT H. HOEHL


                                            /S/ ROBERT H. HOEHL
                                            -----------------------------



                                            AMY E. TARRANT


                                            /S/ AMY E. TARRANT
                                            -----------------------------


                                           CYNTHIA K. HOEHL


                                           /S/ CYNTHIA K. HOEHL
                                           -----------------------------



                                          HOEHL FAMILY FOUNDATION


                                          /S/ ROBERT H.HOEHL
                                          ------------------------------
                                              Robert H. Hoehl
                                              [Title]

                                          RICHARD E. TARRANT FOUNDATION


                                          /S/ RICHARD E. TARRANT
                                          -----------------------------
                                          By:   Richard E. Tarrant
                                                [Title]


                                         AMY E. TARRANT FOUNDATION


                                         /S/ AMY E. TARRANT
                                         ------------------------------
                                         By:   Amy E. Tarrant
                                               [Title]

                                         [HOEHL TRUSTS]


                                         /S/ CYNTHIA K. HOEHL
                                         ------------------------------
                                         By:   Cynthia K. Hoehl
                                               Trustee


                                         [TARRANT TRUSTS]


                                         /S/ AMY E. TARRANT
                                         ------------------------------
                                         By:   Amy E. Tarrant
                                               Trustee