Form 10-K405
period 2001-12-31
IDX SYSTEMS CORP
filed 2002-03-29
CIK 1001185

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM_________ TO__________

                       COMMISSION FILE NUMBER: 000-26816

                               -----------------
                            IDX SYSTEMS CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

           Vermont                      03-0222230
(State or Other Jurisdiction         (I.R.S. Employer
             of                     Identification No.)
Incorporation or Organization)

40 IDX Drive, P.O. Box 1070,               05403
  South Burlington, Vermont             (Zip Code)
    (Address of Principal
     Executive Offices)

      Registrant's telephone number, including area code:  (802) 862-1022

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                                Title of Class

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

   The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $335,949,760 based on the last reported sale price of the Common Stock on the NASDAQ consolidated transaction reporting system on March 11, 2002.

   Number of shares outstanding of the registrant's class of Common Stock as of March 11, 2002: 28,844,674.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III hereof.

================================================================================

                            IDX SYSTEMS CORPORATION

                                   FORM 10-K

                    FOR THE PERIOD ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
                                                PART I
ITEM 1.     Business.............................................................................   3
ITEM 2.     Properties...........................................................................  21
ITEM 3.     Legal Proceedings....................................................................  21
ITEM 4.     Submission of Matters to a Vote of Security Holders..................................  22

                                               PART II
ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters................  25
ITEM 6.     Selected Financial Highlights........................................................  26
ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations  27
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk...........................  38
ITEM 8.     Financial Statements and Supplementary Data..........................................  39
            Consolidated Balance Sheets..........................................................  39
            Consolidated Statements of Operations................................................  40
            Consolidated Statements of Stockholders' Equity......................................  41
            Consolidated Statements of Cash Flows................................................  42
            Notes to Consolidated Financial Statements...........................................  43
            Report of Independent Auditors.......................................................  61
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure.........................................................................  62

                                               PART III
ITEM 10.    Directors and Officers of the Registrant.............................................  62
ITEM 11.    Executive Compensation...............................................................  62
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.......................  62
ITEM 13.    Certain Relationships and Related Transactions.......................................  62

                                               PART IV
ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  62
SIGNATURES.......................................................................................  64
EXHIBIT INDEX....................................................................................  65

                                    PART I

ITEM 1.  BUSINESS

Overview

   IDX Systems Corporation (IDX or the Company) is a leading provider of information technology for physician groups, hospitals and integrated delivery networks (IDNs). The Company's mission is to use information technology to maximize value in the delivery of healthcare--by improving the quality of patient service, enhancing medical outcomes, and reducing the cost of care. IDX believes there will be a transformation in healthcare driven by information technology, and the Company envisions itself as a key driver of the transformation with software and connectivity solutions that enable healthcare providers to access accurate information at all appropriate times and locations in the continuum of healthcare delivery and to provide seamless access for patients and referring physicians.

   IDX products and services improve healthcare administrative, financial, and clinical providers' effectiveness by providing reliable contributions to clinical knowledge, enhancements to the revenue cycle, and improvements to administrative efficiency. IDX strives to provide innovative offerings that will unite providers of healthcare with patients, payers and other partners in the healthcare community. In addition, IDX products promote high-trust relations between healthcare providers and healthcare consumers by empowering providers to make better, more informed decisions using information technology. IDX solutions are designed to enable healthcare providers to save money, time and lives.

   As of December 31, 2001, IDX systems were deployed to serve approximately 134,000 physicians and were installed at over 3,200 client sites, including over 175 large group practices with greater than 200 physicians, over 635 small- and mid-sized group practices with less than 199 physicians, and more than 370 IDNs representing more than 660 hospitals. EDiX, a subsidiary of IDX, serves over 220 health systems and physician groups throughout the United States.

   IDX operates its business in two separate segments: Information Systems and Services and Medical Transcription Services. The Company's core business segment, providing information systems, services and connectivity for group physician practices, hospitals and IDNs, operates under the IDX(R) brand name and consists of software licensing, services, and hardware sales. In April 1999, IDX purchased EDiX Corporation, which IDX operates as a separate business segment providing medical transcription services.

   In October 1999, IDX announced the organization of its Internet applications and content business segment under the name of ChannelHealth. ChannelHealth used Internet technology to integrate content, transactions, and information systems through three product lines. In January 2001, IDX sold ChannelHealth and its "Physician Channel" business, which delivers clinical solutions to physician practices, to Allscripts Healthcare Solutions, Inc. (Allscripts), a leading provider of clinical hand-held technology, in a merger transaction pursuant to which a wholly owned subsidiary of Allscripts merged with and into ChannelHealth, making ChannelHealth a wholly owned subsidiary of Allscripts. As a result, IDX no longer reports as a separate business segment the Internet services and content business of ChannelHealth. Also, IDX has a ten-year strategic alliance with Allscripts, whereby IDX markets ChannelHealth's Physician Channel service, now called "Touchworks Enterprise (TM)," and other Physician Productivity Tools offered by Allscripts, to the IDX physician practice management system customers on an exclusive basis.

   IDX retained ChannelHealth's "eCommerce Channel" service, now called "IDX eCommerce Services/SM/," which provides applications for processing financial electronic data interchange transactions (EDI), such as claims submission and payment, and ChannelHealth's "Patient Channel" service, now called "Patient Online(R)", which provides Internet connectivity between healthcare consumers and providers. The eCommerce service business and the Patient Online service business is now reported under IDX Information Systems and Services business segment.

   IDX financial, administrative, and patient access products are generally packaged as IDXtend for the Web(TM) business performance solutions or the Group Practice Management System(TM) (GPMS(TM)).

   Clinical solutions are generally packaged as the Carecast(TM) System, launched in early 2002, and the LastWord(R) System.

   IDX's radiology and imaging products are marketed as IDXrad(TM) and Imaging Suite(TM). Through a five-year strategic alliance agreement with Stentor, Inc., the Company markets the vnetix(TM) PACS system.

   IDX sells the EDiX(TM) line of medical dictation and transcription services to IDNs, hospitals, and physician groups.

   IDX's Strategic Connectivity offering ties the entire IDX product line together while also uniting Integrated Delivery Networks (IDNs).

   Through the Company's strategic alliance with Allscripts, IDX markets Allscripts' clinical products and other physician productivity tools to IDX's practice management systems customers.

   IDX was incorporated in Vermont on June 2, 1969. The Company's executive offices are located at 40 IDX Drive, South Burlington, Vermont 05403-1070 and its telephone number is (802) 862-1022.

Industry Background

   Healthcare costs in the United States have risen over the past two decades relative to the overall rate of inflation. While reimbursement for healthcare has historically been based on a fee-for-service model of payment, managed care organizations and other payers utilize alternative reimbursement models that shift the financial risk of delivering healthcare from payers to physicians, institutional providers, and patients. There is an emerging trend of Managed Care losing its influence in the U.S. healthcare system. Providers are better able, as a result, to influence their own pricing and terms of care delivery. The Company believes that pressures to control costs have contributed to the movement of care from more expensive inpatient settings, such as hospitals, to ambulatory settings. Further, IDX believes that ambulatory care providers, particularly physician groups, continue to control a substantial portion of total healthcare resources. IDX is the largest provider of systems to large group practices in the U.S.

   Over the past decade, individual physicians, physician groups and other ambulatory care providers joined and affiliated with other physicians, managed care organizations, hospitals and other enterprises to form IDNs. These organizations have been formed to manage the continuum of healthcare services for population groups across both inpatient and ambulatory settings to improve quality and reduce costs for patients and members. More recently, the number of IDNs has declined somewhat, but the ones that remain are poised and committed to better connect their various entities.

   IDX believes smaller physician groups will continue to form relationships to consolidate information technology and practice management functions. The Company also believes many existing large physician groups are growing and their information technology needs are becoming increasingly complex. The Company believes a key operational principle for healthcare organizations will be to coordinate the complete treatment of a patient during an episode (or entire lifetime) of care, regardless of the organization's legal structure or sources of payment for care.

   IDX expects that continued growth in Internet usage will have a profound impact on healthcare for both patients and providers. While commercial health websites offer consumers valuable insight and increased involvement in their own health issues, the Company believes healthcare organizations will be concerned that patients may rush to clinical judgment based on incomplete, incorrectly interpreted, or even inaccurate information. In addition, the Company believes healthcare organizations will be concerned that use of commercial health websites by patients will undermine the personal and local relationship between patients and physicians. The Company expects these organizations will need to use the Internet to establish and cultivate online relationships with patients and physicians that will improve the effectiveness of healthcare delivery by establishing tight connectivity between the IDN and patients and referring physicians.

   IDX believes broad use of web technology presents an opportunity to benefit all constituencies in healthcare, strengthening the relationship between patients and physicians, enabling physicians to improve the coordination and quality of care and connecting healthcare organizations with trading partners to increase efficiency and save money.

   IDX believes increased consumer, government, employer and payer awareness of the high incidence and resulting cost of medical errors will result in an increased interest in clinical information systems. According to the report published by the Institute of Medicine (IOM) of the National Academies, between 44,000 and 98,000 unnecessary deaths result in the United States each year from errors in medical treatment, making medical errors the eighth leading cause of death, ahead of automobile accidents, breast cancer, and AIDS. Aside from human costs, the total financial cost of medical errors has been estimated at up to $8 billion per year. A significant portion of medical errors result from incorrect administration of medications--the wrong drug (often stemming from misinterpreted handwriting or medications with similar sounding names), the wrong dosage and unanticipated interactions with other drugs or patient conditions that were not noted. The Company believes online information processing, specifically computerized physician ordering of medications, can decrease the incidence of adverse drug events resulting from medication errors.

   In a follow-up report issued by the IOM in March 2001, the IOM reiterated the urgency of reducing medical errors, but stated that the United States healthcare system is plagued with even deeper quality problems which together detract from the "health, functioning, dignity, comfort, satisfaction and resources of Americans." The use of information technology to support clinical and administrative processes is prominent in the report's recommended strategies to improve the overall quality of healthcare within the next ten years. The Company anticipates that increased use of information technology will be a significant factor in driving industry practices to higher quality standards.

   Healthcare organizations face increasing regulation and scrutiny by federal, regional and local authorities. Compliance with regulations governing healthcare cost reimbursement; insurance and administration impose financial burdens on healthcare organizations. Recently, proposed and final regulations published under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) have created significant operational challenges to healthcare providers and payers. IDX believes well designed, up-to-date information solutions can play significant roles in complementing the implementation of healthcare organizations' internal compliance policies.

Strategy

   To accomplish its mission, IDX has positioned itself to make a contribution to the transformation of healthcare with software and connectivity solutions that give clinicians and other staff at healthcare organizations access to accurate information at appropriate times and locations in the continuum of healthcare delivery and provide patients with seamless access to the delivery system. IDX develops software that is intended to save money, time and lives by making healthcare administrative, financial, and clinical practices better through smart, efficient, and reliable products and services. IDX strives to provide innovative offerings that will unite providers of healthcare with patients, payers, and other partners in the healthcare community. In addition, IDX products are intended to promote high-trust relationships between healthcare providers and healthcare consumers by empowering providers to make better, more informed decisions using information technology.

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

   IDX intends to position EDiX as a vendor of comprehensive medical dictation and transcription services, on an outsourcing basis, to take advantage of opportunities where customers seek to reduce costs in non-core areas.

   IDX believes that the combined strengths of its core application software with its connectivity system and EDiX transcription services position it to provide high-value, comprehensive technologies to healthcare organizations, with an emphasis on clinical excellence, Internet connectivity, and support of compliance efforts.

  Key elements of IDX's strategy are:

   Connect the Delivery System. The Company believes that while a truly integrated delivery system is virtually impossible to achieve, its newly introduced Connectivity Strategy offers more realistic connectivity solutions to its customers. IDX's connectivity solutions offer seamless patient access and physician connectivity to the IDN.

   Market Clinical Products as Comprehensive Clinical Solutions. The Company offers a broad range of products to support clinical processes including the LastWord clinical system, and its next generation system called Carecast(TM), IDXtend patient access applications, EDiX medical dictation and transcription services, and IDXrad radiology information system. The Company seeks to differentiate its clinical solutions by emphasizing the broad range of clinical functions available from the combination of its diverse offerings.

   Provide Products and Services to Improve Business Performance. Many large healthcare organizations continue to experience significant financial and regulatory pressures yet must stay focused on improving their patients' experience. The Company intends to continue to invest in its IDXtend(R) and IDXtend for the Web(TM) product lines to provide integrated enterprise-wide financial and patient management solutions that are designed to significantly improve the operational and financial performance of the large complex healthcare organization.

   Provide Products that Support Regulatory and Compliance Efforts. IDX believes information tools supporting regulated customer business practices will be beneficial to customers seeking greater reliability and predictability of their business practices. The Company has invested in automated workflows, primarily in its financial and clinical products, that can be tailored by healthcare organizations to complement their internal regulatory compliance policies and efforts. The Company will market this complementary functionality as tools to assist healthcare organizations in implementing their own regulatory compliance policies.

   Provide Robust Solutions to Meet the Needs of IDNs. The Company intends to continue investments in the integration of the ambulatory and acute care components of IDXtend and the Carecast Enterprise Clinical system to meet IDN enterprise requirements for clinical and administrative processes that span complex healthcare enterprises. The Company believes market acceptance of Carecast clinical system will provide opportunities to expand its market position in the IDN market. The Company expects its relationships with prestigious medical groups and academic medical practices that are affiliated with hospitals will enhance opportunities to cross sell the Carecast clinical system enterprise functionality.

   Expand Medical Group Practice Market Share. The Company seeks to expand its group practice market leadership by increasing sales efforts. In addition, the Company markets a combination of group practice products and consulting services as combined solutions to address the needs of the group practice market to continue achieving efficiency and reducing costs. Business process redesign services allow customers to better leverage technology in their environment. IDX incorporates consulting services to measure organizational and solution performance against industry best practices. IDX Patient Online and eCommerce services as well as Allscripts' TouchWorks suite of solutions will incorporate physician and business services into the core practice management offerings. By emphasizing integration among the Carecast Enterprise Clinical systems, IDXtend, and IDXrad, the Company expects to target independent imaging centers and group practices with large radiology components. IDX intends to focus on the expanding needs of its existing customer base through greater connectivity tools and increased automated processes to solve business needs of complex organizations.

   Accelerate Delivery of Products and Services.   Increasingly competitive
pressures on healthcare organizations are creating a need for a faster return on investment in information solutions. At the same time, customers are responding to the increasing complexity of information technology with requests for more consultative assistance in the area of systems implementations. To address these needs, the Company has developed an improved implementation process which uses a consultative process to align prioritized business objectives directly to system functionality. Through detailed project scoping and the use of prototypes in the design phase, customers are able to go-live on key functionality more quickly and reduce overall implementation time.

Products and Services

   Below is a description of IDX and EDiX products and services as of February 28, 2002.

Products and Services of Information Systems and Services Business Segment

   Please see Note 4 to the Consolidated Financial Statements for the revenues, profits and losses for the Information Systems and Services business segment for each of the last three fiscal years.

IDXtend(R)/IDXtend for the Web

   The Enterprise Solutions Division of IDX (ESD) markets business performance solutions for large group practices, academic medical centers, hospitals, and IDNs. ESD products are sold under the brand name IDXtend for the Web(TM). IDXtend for the Web integrates financial, administrative, and clinical processes across healthcare enterprises to improve financial and patient management.

   IDX believes that establishing a sound business environment is a fundamental first step towards any effort to improve the quality of care. IDXtend for the Web's focus is the improvement of business performance, conformance with regulatory requirements (e.g., HIPAA, ABNs, APCs, etc.), and enhancement of patient access and satisfaction.

   IDXtend for the Web is built on the foundation of IDXtend(R), a suite of industry-leading financial and administrative software applications. IDXtend for the Web is designed to leverage the robust functionality of IDXtend while providing the benefits of advanced web technology. IDXtend for the Web is an integrated, enterprise-wide, web-based business performance solution.

   Complementary applications include:

    . Billing and Accounts Receivable (BAR)(TM) is a highly flexible system that enables large physician offices, group practices and clinics to manage financial data, maximize revenue collection and generate comprehensive reports for performance analysis.

    . Hospital Patient Accounting (HPA) monitors patient billing, collections, and insurance management activities from the point of initial patient pre-registration through final resolution of payment to help organizations manage complex contracts and simplify patient accounting tasks.

    . Enterprise-wide Scheduling (EWS) automates routine tasks, ensures convenient patient access to services, and provides a consistent view of patient information at every point of care. The results are improved patient satisfaction, less duplication of tasks, and better coordination of services.

    . Visit Management(TM) organizes workflow around the concept of the visit and helps share important information such as insurance and registration data between the hospital and physician practice. Visit Management is designed to improve the manner in which patients and care information flow through healthcare organizations, and helps ensure the most accurate and updated information is available for billing.

    . Managed Care Application (MCA) includes comprehensive enrollment, referral, and case management tools to reduce administrative burdens and support the efficient delivery of patient services across care settings.

    . Combined Billing Office (CBO) consolidates processes for patient financial services and patient access services to improve operational workflow and optimize organizational efficiencies.

    . Electronic data interchange solutions (EDI) are designed to save money, streamline workflow, and accelerate a variety of key healthcare transactions to improve organizational, financial and administrative performance.

   IDXtend for the Web helps customers increase revenue by accelerating and increasing collections and reducing administrative expenses. Capabilities across the entire "revenue cycle" are enhanced so that interdependent administrative and clinical activities effectively contribute to accurate, timely capture and presentation of the information necessary for procuring prompt payment for services. Organizational efficiency and lower costs are driven by fewer errors and less manual intervention and rework. Technology and service components save customers time and money by automating work processes and improving the way work flows in the healthcare environment.

   IDX believes that Hospitals, physician practices and IDNs benefit from improved sharing of information across inpatient and outpatient settings, and greater alignment between front and back-office activities.

   Other IDXtend for the Web solutions include Image Xchange (IMX) -- a vertically integrated, electronic document capture and storage solution, Enterprise Index (EI) for IDXtend(TM) -- an MPI (master person index) product that checks for duplicate patient records during the registration process, and Analyzer(TM) -- a decision-support product that provides an enterprise-wide relational data warehouse for IDXtend for the Web. IDXtend for the Web is also integrated with ambulatory clinical solutions from Allscripts Healthcare Solutions.

   Using state-of-the-art technologies to deliver value to customers, IDXtend for the Web leverages Intersystem's Cache database for data storage and backend processing.

   IDXtend for the Web's Service Oriented Architecture enables business-to -business interactions, cross-platform interoperability and new product development.

   IDXtend for the Web solutions are available with two different deployment models: the "in house" model for organizations that choose to support their own IT environment; and an ASP, or application service provider, model where IDX manages the applications and the infrastructure is hosted at an IDX data center.

   IDX expects that forthcoming solutions from IDXtend for the Web will continue to enhance customers' ability to manage their business in smarter, better, and more effective ways thus extending the life of their investment. Enhanced EDI integration, new task management engines, and additional role-based portals are expected to help ensure that IDXtend for the Web customers maintain their status as leaders in their field.

   The Carecast(TM) Enterprise Clinical System represents the next generation of electronic clinical information solutions, delivering sub-second response time and exceptional reliability to support fast-paced clinical environments. Developed by and for providers - in collaboration with some of the nation's leading hospitals, clinicians and healthcare executives - Carecast builds on more than 20 years of innovation with the LastWord enterprise clinical system. The system automates workflow throughout the healthcare enterprise and enables rapid access to patient records across the care continuum, from admission to discharge, including pharmacy and ambulatory care. It integrates core clinical processes for orders, results, pharmacy and clinical documentation with administrative and financial processes for scheduling, registration, admitting, charging and billing. The result is a comprehensive lifetime patient record that enhances the quality of care and promotes operational efficiencies. IDX believes the Carecast Physician Order Entry system is the only one in the industry that is integrated with the pharmacy system. Critical components of the system are a 99.9% uptime guarantee and "think speed" response time.

   The Carecast Web Framework facilitates information flow into and out of patient records using a web-based user interface. The Carecast system's design and web-based architecture help reduce training time and enhance user interaction with the system. Clinical Information Management applications in Carecast serve clinicians in a variety of inpatient and outpatient settings. Automated workflow tools support caregiver activities such as assessments, charting, and patient classification while protocols and outcomes management is supported through access to a structured medical knowledge database. Additional applications support population health management and provide comprehensive order management and results reporting, supporting Physician Order Entry. Other applications include Scheduling (to balance patient needs and clinical workflow), Pharmacy (to increase efficiency while decreasing medical errors), Emergency Department (to improve patient flow management and integrate care activities with the patient's long-term record) and Image Access (which provides access to notes, diagnostic reports and images).

   Administrative and Financial Information Management applications work to impart a complete financial and administrative solution. Patient Accounting captures billing details, triggered by medical activities at the point of care, in the patient record and produces claim forms and reports, while supporting compliance with regulatory requirements. Management Reporter creates queries and retrieves data needed for departmental management and tactical analysis. Intercept detects payer underpayments, assists in evaluating future contract profitability and focuses on collection activities. Interactive Eligibility Interface is designed to increase cash flow, reduce administrative costs and enhance patient satisfaction by automating insurance verification. Medical Records automates activities related to releasing patient record information to external requesters, including tracking, billing and collection.

   Carecast runs on the Compaq(R) Nonstop(TM) Himalaya platform.

   Group Practice Management System(TM) (GPMS(TM)) provides a comprehensive solution to address sound financial management, administrative efficiency, clinical excellence, and patient satisfaction for the medical group practice, management service organization, and other billing organizations that service the physician group marketplace. GPMS helps clients streamline patient flow and business processes at every step in the delivery of care such as scheduling, registration, billing, collections, referrals, and reporting. Relational reporting using Microsoft(R) SQL Server and Cognos(R) tools turn data into meaningful information for decision makers, and built in integration with the Allscripts Clinical solutions provides seamless access to the full range of clinical information.

   GPMS is deployed in a web-based format designed to meet customers' growing need to manage complex health care information. Key components of the technology foundation include an advanced web-based architecture, the UNIX operating system, and a relational database reporting platform.

   Complementary GPMS products include IDX eCommerce Services and Ingenix ClaimsManager(TM). Through IDX eCommerce Services, IDX offers a HIPAA-ready EDI solution to handle customer claims, remittances, statements, claims status, and eligibility requirements. The Company provides full integration of the GPMS billing application with the Ingenix ClaimsManager(TM) system. This combination offers the sophisticated claims analysis and correction capability required for timely reimbursement in today's regulatory environment.

   In addition to the traditional turnkey model, GPMS is available in a remote-processing model. This application hosting arrangement enables customers to purchase GPMS software applications on a subscription basis that are deployed over the Internet and/or a private network. Users access the applications through a standard web browser interface.

   IDXrad(TM) automates and manages a radiology department's clinical, demographic, administrative, billing, scheduling, and image management information. Built on web architecture, IDXrad is a relational, scaleable, N-tiered solution designed to streamline workflow and improve operational efficiency. Its web architecture is designed for economy, accessibility, flexibility of implementation, and easy expansion within and among facilities.

   The IDXrad Paperless Worklist Module provides centralized, electronic access to all worklists and tools, facilitating unified information across the enterprise in a web-based environment.

   The IDXrad Master Patient Index (MPI) links patients multiple medical records across multiple organizations to present a complete clinical patient history. With comprehensive image management, IDXrad users can readily identify locations of a patient's images--whether film-based or digital--without accessing a separate database.

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

   IDX offers a Medical Image and Information Management System (MIMS) combining the advanced intelligence of the Imaging Suite with the innovative image distribution technology of its vnetix solution. IDX believes this database solution significantly improves the accessibility and timeliness of radiology imaging studies while reducing the high capital expenditures associated with PACS or traditional film-based systems.

   IDX eCommerce Services/SM/ provides Internet applications and services to help manage the financial and administrative aspects of care delivery enabling healthcare organizations to interact electronically with payers. By establishing a single connection through IDX eCommerce Services, customers are linked electronically to payers for the processing of transactions. Available transactions include claims, remittance advice, and eligibility. Customers no longer need to expend their own resources to connect directly with numerous individual payers. This "one-stop-shopping" approach for connectivity simplifies the process of exchanging information and reduces the technological barriers that customers often face when implementing an EDI solution.

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

   Installation Services.   IDX installation representatives work with clients
to optimize the use of IDX products to meet specific business needs. Services include project management, train-the-trainer programs, best practices comparison to other IDX clients, and systems conversion and implementation assistance.

   Maintenance Services.   IDX provides ongoing software support to
substantially all of its clients of IDXtend and the Carecast system products under contracts that are typically for a term of one or more years. These contracts generally renew automatically unless terminated at the option of either the client or IDX. Software maintenance services consist of providing the client with certain new software upgrades, on an "if and when available" basis, and general support, including error corrections and telephone consultation. Software maintenance services are generally available either on a 24-hour-a-day basis or during normal business hours.

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

   The following sets forth a description of the services provided by the IDX consulting organization:

Professional Services

  The Laureate Group

   Consulting services for all the Carecast system applications, implementation process, project management, technical (systems and report writing), expert rules, upgrades, release migration, programming and best practices.

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

  Radiology Consulting Services

   System analysis and process redesign for radiology groups.

Medical Transcription Services Business Segment

   Please see Note 4 of the Notes to the Consolidated Financial Statements for the revenues, profits and losses for the Medical Transcription Services business segment for each of the last three fiscal years.

Medical Transcription Services from EDiX

   EDiX services employ innovative technology and an advanced digital voice-capture system to automate the medical transcription process and deliver fast, accurate electronic medical records. EDiX's network is a secure, private national network connecting clients with a national pool of highly trained medical transcriptionists (MTs) located throughout the continental United States.

   EDiX is one of the nation's largest transcription services companies, with more than 2,600 MTs producing and securely delivering over 40 million lines of medical transcription every month. EDiX serves over 100,000 physicians at more than 220 health systems and physician groups throughout the U.S. EDiX's network serves healthcare clients 24 hours a day, 7 days a week. Transcribed reports can be immediately integrated with a facility's electronic patient record system.

   IDX believes health systems and physician practices may use EDiX's full outsourcing solution to help reduce costs and shorten turnaround time, increase quality, and improve physician satisfaction. EDiX provides, installs, supports and maintains its state-of-the-art digital dictation system and management reporting equipment on-site at each facility, eliminating the facility's own capital equipment and maintenance costs. EDiX's network is designed to increase workflow efficiencies, enabling clients to monitor and control costs via real-time tracking of every job. By using EDiX as an outsourcing solution, our customers can eliminate their in-house MT staffing and benefit costs.

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

BUSINESS RELATIONSHIPS

  Allscripts Healthcare Solutions, Inc.

   In January 2001, IDX entered into a ten-year strategic alliance with Allscripts to cooperatively develop, market, and sell integrated clinical and practice management products. The agreement between IDX and Allscripts prohibits IDX from formally collaborating with another partner to integrate GPMS or IDXtend products with products that would compete with the Allscripts products. Allscripts may not develop any practice management products or enter into a similar collaborative relationship with certain IDX competitors. The alliance will enable IDX and Allscripts to offer a hand-held solution that logically fits into the physician workflow. Consistent with the strategic alliance agreement, the Company and Allscripts seek to provide this complementary product in a seamless and coordinated manner.

  Stentor, Inc.

   In November 2000, IDX formed a five-year alliance with Stentor to jointly develop vnetix(TM), a medical image and information management system (MIMS) combining the advanced intelligence of the Imaging Suite with the innovative image distribution technology from Stentor, Inc. This single database solution is designed to improve the accessibility and timeliness of radiology imaging studies while significantly reducing the high capital expenditures associated with PACS or traditional film-based systems. The overall solution includes the following components: (i) a web-based enterprise-wide medical image and information system that enables clinicians and referring providers access to full-fidelity images anytime, anyplace, on-demand across existing networks;
(ii) a specialized workstation designed for radiologists that includes a navigation control panel where all user interface control is managed on a separate monitor, dedicating the diagnostic monitor space for image display; and (iii) a long-term medical image storage device designed to also accommodate immediate accessibility of images for users.

  Picis

   Picis is a provider of documentation tools for use in patient care in critical and monitored care settings. Through a reseller agreement, the Company has been distributing the Critical Care system from Picis since 1995.

  Compaq

   Compaq is a leading provider of hardware and operating system software used by a majority of the applications offered by IDX. The IDXtend suite of applications operates on Compaq's Alpha platform using the OpenVMS operating system. The Carecast suite of applications is powered by Compaq's NonStop Himalaya platform. A number of other IDX applications, including Healthcare Objects, Analyzer(TM), IDXRad v10, and Imaging Suite operating on Microsoft NT and SQL Server, are powered by Compaq's Proliant platform. See Forward-Looking Information and Risk Factors Affecting Future Performance - Business Relationship with Compaq.

  IBM

   IBM is a leading provider of hardware and operating systems software used by many of the applications offered by IDX. The IDXtend and GPMS suite of applications operates on the RISC System/6000 platform using the AIX operating system. A number of other IDX applications, including Healthcare Objects, Analyzer, IDXRad v10, and Imaging Suite, are powered by IBM's Series(TM) servers using Microsoft operating systems and SQL Server.

  Intersystems

   IDX uses Intersystems' database offerings exclusively for its IDXtend suite of products. These database systems include Cache and OpenM.

  Microsoft

   The Microsoft product suite is used in many different areas of IDX. Internally, Microsoft operating systems, SQL Server, Internet Explorer and Office Professional are the standards. IDXrad uses NT, SQL Server and Internet Explorer as the platform for its flagship products. IDXtend offers a number of applications that are available on the Microsoft platform.

  WebMD

   IDX has an agreement with WebMD via its clearinghouse to process commercial claims and other transactions gathered from IDX practice management customers.

SALES AND MARKETING

   IDX sells its products and the services of EDiX exclusively through a direct sales force. The majority of IDX's initiatives are in response to requests from existing customers or requests for proposals from prospects. IDX generates these requests and other sales primarily through referrals from clients and consultants. IDX also seeks to enhance market recognition through participation in industry seminars and tradeshows, its web site, direct mail campaigns, telemarketing and advertisements in trade journals. IDX products typically have a 3 to 18 month sales cycle for new client sales.

   No single customer accounted for more than 10% of IDX's annual revenues in 1999, 2000 or 2001.

   At December 31, 2001, the Company had total backlog of $455.1 million, including $150.2 million attributable to systems sales and $304.9 million attributable to services. Systems sales backlog consists of fees due under signed contracts that have not yet been recognized as revenue. Service backlog represents contracted software maintenance services including anticipated renewals, consulting services, remote computing service fees and medical transcription service fees for a period of 12 months. At December 31, 2000, the Company had total backlog of $386.9 million including $123.4 million attributable to systems sales and $263.5 million attributable to services. Of the total 2001 backlog of $455.1 million, the Company expects that $143.9 million will not be fulfilled in 2002.

PRODUCT DEVELOPMENT

   To ensure that the Company's products continue to meet the evolving needs of the healthcare industry, IDX allocates a significant portion of annual expenditures to research and development. IDX's research and development expenses for 2001, 2000 and 1999 were $43.4 million, $49.4 million and $53.2 million, respectively.

   IDX's product development activities include enhancement of existing products and the development of new products, as well as the implementation of new technologies. IDX is devoting significant resources to integrating the Carecast system and IDX products and expanding its web-based architecture. IDX is also currently migrating its products to the web-based thin-client architecture. IDX's development process is focused on building components for its integrated product rather than on stand-alone products. These components can be integrated and configured to address specific client needs.

   IDX utilizes client focus groups, user groups and industry experts, including physicians, nurses, healthcare administrators and consultants, for advice in developing and enhancing its products and services.

COMPETITION

   The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. IDX believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the features and capabilities of the systems, the price of the system and product offerings, the ongoing support for the systems, the potential for enhancements and future compatible products. IDX believes it competes favorably with respect to these factors. Competitors vary in size, and in the scope and breadth of the products and services offered. See
Item 1 below, Forward-Looking Information and Factors Affecting Future Performance - Competition for Healthcare Information Systems.

   IDX experiences competition from companies with strengths in various segments of the healthcare information systems market, such as physician group practice systems, hospital information systems, clinical information systems, ancillary departmental systems, transcription services and systems integration. In addition, other entities not currently offering products and services similar to those offered by IDX, including claims processing organizations, hospitals, third-party administrators, insurers, healthcare organizations and others, may enter certain markets in which IDX competes.

  Information Systems and Services Business Segment

   Certain of IDX's competitors have greater financial, development, technical, marketing and sales resources than IDX and have a greater penetration into segments of the market in which IDX competes. In addition, as the markets for IDX's products and services further develop, additional competitors may enter those markets and competition may intensify.

  Medical Transcription Services Business Segment

   With respect to dictation and transcription services, EDiX's competition consists of several national competitors and an estimated 1,000 to 1,500 local and regional competitors. In addition, EDiX must compete against in-house transcription departments for those healthcare providers who do not currently outsource transcription.

PROPRIETARY RIGHTS AND LICENSES

   IDX depends upon a combination of trade secrets, copyright, patent, and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. IDX distributes its products under software license agreements that grant clients a nonexclusive, nontransferable license to use IDX's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of IDX's products. IDX also utilizes a variety of intellectual property rights that are licensed from third parties.

EMPLOYEES

   At December 31, 2001, IDX and its subsidiaries employed 4,755 full-time employees, of which 2,664 were employed in its EDiX business segment. Management believes our relations with employees are good and no employees are covered by a collective bargaining agreement.

     FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

   This Annual Report on Form 10-K contains "forward-looking statements" as defined in Section 21E of the Securities and Exchange Commission Act of 1934. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, the factors set forth below. If any risk or uncertainty identified in the following factors actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of IDX's common stock could decline.

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

    . recognizing revenue at various points during the installation process, typically based on milestones; and

    . timing of new product and service introductions and product upgrade releases

   In light of the above, IDX believes that its results of operations for any particular quarter or fiscal year are not necessarily meaningful or reliable indicators of future performance.

   VOLATILITY OF STOCK PRICE. IDX has experienced, and expects to continue to experience, fluctuations in its stock price due to a variety of factors including:

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

   These fluctuations may affect operating results as follows:

    .  ability to transact stock acquisitions; and

    .  ability to retain and incent key employees.

   FINANCIAL TRENDS. Although the Company's results from operations improved in 2001, year over year operating results and cash from operations generally declined during the period from 1998 through 2000. In 2001 and 2000, IDX generated a net loss of approximately $8.6 million and $36.0 million, respectively. If these trends continue, IDX may have difficulty financing future growth and funding operating initiatives, including future acquisitions.

   DISRUPTION IN THE ECONOMY. The terrorist events of September 11, 2001 have sensitized the Company and many other businesses to the potential disruption that such activities can have on the economy, the business cycle and, ultimately on the financial performance of these organizations. It is impossible to know whether such terrorist activities will continue, and whether, and to what extent, they may cause a disruption which may have a material adverse effect on the business and financial condition of the Company.

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

   IDX is currently devoting significant resources toward the development of enhancements to its existing products, particularly in the area of Internet-based functionality and the migration of existing products to new hardware and software platforms, including relational database technology, object-oriented architecture and application service provider technology. However, IDX may not successfully complete these product developments or the adaptation in a timely fashion, and IDX's current or future products may not satisfy the needs of the healthcare information systems market. Any of these developments may adversely affect IDX's competitive position or render its products or technologies noncompetitive or obsolete.

   CHANGES AND CONSOLIDATION IN THE HEALTHCARE INDUSTRY. IDX currently derives substantially all of its revenues from sales of financial, administrative and clinical healthcare information systems, medical transcription services and other related services within the healthcare industry. As a result, the success of IDX is dependent in part on the political and economic conditions in the healthcare industry.

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

   In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for IDX's products and services. If IDX is forced to reduce its prices, its operating margins would likely decrease. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater.

   COMPETITION FOR HEALTHCARE INFORMATION SYSTEMS. The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. IDX believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the features and capabilities of the systems, the price of the system and product offerings, the ongoing support for the systems, the potential for enhancements and future compatible products.

   Some of IDX's competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that it does not offer. The Company's principal existing competitors include, Eclipsys Corporation, McKesson Medquist, Inc., Shared Medical Systems Corporation, which was acquired by Siemans AG in 2000, Epic Systems Corporation, and Cerner Corporation. Each of these competitors offer a suite of products that compete with many of IDX's products. There are other competitors that offer a more limited number of competing products. Many of IDX's competitors have also announced or introduced Internet strategies that will compete with IDX's Internet applications and services. IDX may be unable to compete successfully against these organizations. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services. In October 2001, Pfizer, IBM and Microsoft announced the creation of a joint venture known as Amicore to develop applications to automate the administrative, clinical and financial functions of a medical practice and connect the practice to groups, laboratories, pharmacies and other providers for physicians and physician groups.

   PRODUCT LIABILITY CLAIMS. Any failure by IDX's products that provide applications relating to patient medical histories, diagnostic procedures, and treatment plans could expose IDX to product liability claims. These potential claims may exceed IDX's current insurance coverage. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, IDX cannot make assurances that it will continue to have appropriate insurance available to it in the future at commercially reasonable rates.

   KEY PERSONNEL. The success of IDX is dependent to a significant degree on its key management, sales, marketing, and technical personnel. To be successful IDX must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including programmers, consultants and systems architects skilled in the technical environments in which IDX's products operate. Competition for such personnel in the software and information services industries is intense. IDX does not maintain "key man" life insurance policies on any of its executives with the exception of Richard E. Tarrant. Not all of IDX personnel have executed noncompetition agreements.

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

   The Health Insurance Portability and Accountability Act of 1996 (HIPAA) contains provisions regarding standardization, privacy, security and administrative simplification in healthcare. As a result of regulations now proposed under HIPAA, IDX intends to make investments to support customer operations in areas, such as:

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

   SYSTEM ERRORS AND WARRANTIES. IDX's healthcare information systems are very complex. As with complex systems offered by others, IDX's healthcare information systems may contain errors, especially when first introduced. IDX's healthcare information systems are intended to provide information to healthcare providers for use in the diagnosis and treatment of patients. Therefore, users of IDX's products may have a greater sensitivity to system errors than the market for software products generally. Failure of an IDX customer's system to perform in accordance with its documentation could constitute a breach of warranty and require IDX to incur additional expenses in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract and subject IDX to liability.

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

   LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY. IDX's success and competitiveness are dependent to a significant degree on the protection of its proprietary technology. IDX relies primarily on a combination of copyrights, trade secret laws, patents, and restrictions on disclosure to protect its proprietary technology. Despite these precautions, others may be able to copy or reverse engineer aspects of IDX's products, to obtain and use information that IDX regards as proprietary or to independently develop similar technology. Litigation may continue to be necessary to enforce or defend IDX's proprietary technology or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources.

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

   STRATEGIC ALLIANCE WITH ALLSCRIPTS HEALTHCARE SOLUTIONS. In 2001, IDX entered into a ten-year strategic alliance with Allscripts Healthcare Solutions to cooperatively develop, market and sell integrated clinical and practice management products.

   During the term of the alliance, IDX is prohibited from cooperating with direct competitors of Allscripts to develop or provide any products similar to or in competition with Allscripts products in the practice management systems market. Pursuant to the strategic alliance agreement, IDX has guaranteed that Allscripts will have gross revenues resulting from the alliance (less any commissions paid to IDX) of at least $4.5 million for fiscal year 2001. IDX has accrued the $4.5 million liability and as of the time of this filing had not received information related to Allscripts eligible gross revenues for 2001. Accordingly, no payments have been processed related to this term of the alliance. If the strategic alliance is not successful, or the restrictions placed on IDX during the term of the strategic alliance prohibit IDX from successfully marketing and selling certain products and services, IDX's operating results may suffer. Additionally, if Allscripts breaches the strategic alliance, it may also leave the Company without critical clinical components for its information systems offerings in the physician group practice markets.

   BUSINESS RELATIONSHIP WITH COMPAQ. Compaq Computer Corporation has announced a proposed merger with Hewlett-Packard Company. Compaq is a leading provider of hardware and operating system software used by a majority of the applications offered by the Company. To the extent the merger impacts the product lines that IDX uses in its product offering, or the development activities of the merged Compaq/Hewlett-Packard entity, it may adversely affect IDX's ability to continue to offer its products on the historical hardware platforms. As a result, such merger could have a material adverse effect upon the business of IDX.

   RESTRICTIONS ON LIQUIDATION OF INVESTMENT IN ALLSCRIPTS HEALTHCARE SOLUTIONS. In January 2001, IDX received approximately 7.5 million shares of common stock of Allscripts Healthcare Solutions in connection with the acquisition by Allscripts of IDX's majority owned subsidiary, ChannelHealth Incorporated. IDX entered into a stock rights and restrictions agreement with Allscripts, pursuant to which, among other things, IDX agreed to restrictions on the sale of its shares of Allscripts common stock. In general, IDX is prohibited from selling any shares for one year after the date of Allscripts' acquisition of ChannelHealth, and after one year, IDX is prohibited from selling more than 25% of it shares of Allscripts common stock in any one year, and 16.67% in any one month. The restrictions on IDX's ability to sell shares of Allscripts common stock may make it difficult for IDX to liquidate its investment in Allscripts and may adversely affect the value of such investment.

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

ITEM 2.  PROPERTIES

   The Company's principal corporate offices are located at 40 IDX Drive, South Burlington, Vermont 05403. The Company maintains sales, research and support facilities in South Burlington, Vermont; Boston, Massachusetts; and Seattle, Washington. The Company maintains data centers in Boston, Massachusetts and St. Petersburg, Florida. The Company maintains regional sales, support and administrative offices in the greater metropolitan areas of Arlington, Virginia; Chicago, Illinois; Dallas, Texas; San Francisco, California; Clearwater, Florida; Deerfield Beach, Florida; Atlanta, Georgia; San Diego, California; Louisville, Kentucky and Hammersmith, London, United Kingdom. The principal corporate offices are housed in three Company owned office buildings in South Burlington, Vermont, consisting of approximately 291,000 square feet of office space. The Company purchased the main headquarters office building in South Burlington, Vermont on April 19, 2001 for approximately $15.0 million from BDP Realty; a related entity that was included in the Company's consolidated financial statements through that date. As a result, the net assets of BDP Realty, principally real estate and related minority interest of approximately $9.0 million, were eliminated in the Company's consolidated balance sheet. The real estate was purchased for $15.0 million in cash based upon an independent appraisal of fair market value and was capitalized in property and equipment. The Company has substantially completed construction on an expansion of its corporate headquarters facility in South Burlington, Vermont, which began in November 1999. The Company leases all of its other facilities which, in the aggregate, constitute approximately 525,000 square feet of office space. The Company's leases will expire between June 30, 2002 and September 30, 2014. From time to time, based on the Company's requirements, the Company may consider other purchases of land or the construction of additional office space. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

   On January 18, 2001, the Company commenced a lawsuit against Epic Systems Corporation, a competitor of the Company, the University of Wisconsin Medical Foundation (the Foundation), and two individuals, claiming, among other things, that trade secrets of the Company involving its IDXtend medical group practice system were wrongfully disclosed to, and misappropriated by, Epic, in a series of meetings that took place in 1998 and 1999. The defendants deny the Company's claims. The Company's lawsuit seeks damages and injunctive relief and was brought in the United States District Court for the Western District of Wisconsin and is entitled, IDX Systems Corporation v. Epic Systems Corporation, et al. The Foundation brought a counterclaim against the Company claiming that its lawsuit interferes with a contract between the Foundation and Epic, and that the confidentiality provisions in IDX's contracts with the Foundation are invalid. The counterclaim seeks damages and declaratory judgment. The Company denies the counterclaim.

   Subsequently, Epic filed an Answer denying the essential elements of the Company's claims, and asserted counterclaims against the Company. Epic alleges that the Company's claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the Company allegedly possesses monopoly power in the U.S. market for medical practice information systems. Epic also claims that this same alleged conduct constitutes intentional interference with its contract with the Foundation. The counterclaim seeks treble damages. The Company denies the counterclaims. On July 31, 2001, the Company's lawsuit against Epic, the Foundation and the individuals was dismissed and the counterclaims of Epic and the Foundation were dismissed. The Company appealed the dismissal of its lawsuit to the United States Court of Appeals, and Epic appealed the dismissal of its counterclaims. Appellate argument was heard by the United States Court of Appeals for the Seventh Circuit on January 24, 2002. The Company expects to receive a decision in the future.

   In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System ("SJHS"), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover". The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages, which the Company believes may exceed approximately $9 million. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

   From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information including, as applicable, the Company's defenses and insurance coverage and as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect the Company's business, financial condition or results of operations.

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

Executive Officer    Age Position
-----------------    --- --------
Richard E. Tarrant.. 59  Chief Executive Officer and Director

James H. Crook, Jr.. 45  President and Chief Operating Officer

Gene H. Barduson.... 63  Senior Vice President, EDiX

Thomas W. Butts..... 41  President/General Manager, Enterprise Solutions Division

Robert F. Galin..... 57  Senior Vice President, Sales

Stephen C. Gorman... 36  Vice President, Systems Division

William F. Grieco... 48  Senior Vice President, General Counsel, and Secretary

John A. Kane........ 49  Senior Vice President, Finance and Administration, Chief Financial
                         Officer, and Treasurer

Lawrence A. Krassner 56  President, Integrated Solutions Division

Walt N. Marti....... 46  Vice President, Radiology and Imaging Solutions Division

William F. Vogt..... 54  Senior Vice President, The Huntington Group

   Mr. Tarrant co-founded the Company in 1969 and served as the President from June 1969 to February 1999. He has served as Chief Executive Officer of the Company and as a Director since 1969. Mr. Tarrant served as a member of the Board of Trustees for the University Health Center (Vermont), an academic medical center, from July 1988 to December 1994 and as Chairman of the Board of Trustees for the University Health Center (Vermont) from 1992 to 1994. He also served as a trustee of the University of Vermont and of Saint Michael's College. He is currently a member of the Vermont Business Roundtable and is a director of Fletcher Allen Healthcare, an academic medical center. Mr. Tarrant is also a member of the Board of Directors of Allscripts Healthcare Solutions, Inc.

   Mr. Crook, who joined the Company in April 1981, served as Vice President of the Company from June 1984 to February 1999. He served as a Director of the Company from July 1984 to June 1995. He has served as President and Chief Operating Officer since February 1999.

   Mr. Barduson has served as Senior Vice President of the Company since May 2001 and served as Vice President of the Company from December 1999 to May 2001. Prior to the acquisition of EDiX Corporation by the Company in April 1999, Mr. Barduson served as President and Chief Executive Officer of EDiX. Since the acquisition of EDiX, Mr. Barduson has served as Vice President of EDiX. Prior to joining EDiX, Mr. Barduson served as Vice President of Western Operations and National Health Services for Shared Medical Systems Corporation, a medical software company.

   Mr. Butts joined the Company as President/General Manager of the Enterprise Solutions Division in January 2002. Prior to joining the Company, Mr. Butts served in various capacities including: General Manager of Business Development, General Manager of X-Ray Sales and Marketing and Vice President of OEC Medical Systems at GE Medical Systems of Milwaukee, WI, a global leader in medical imaging, interventional procedures, healthcare services, and information technology, since 1984. Mr. Butts graduated from Western New England College and received a Bachelors Degree in Business Administration.

   Mr. Galin has served as Senior Vice President, Sales since June 2000 and served as Vice President, Sales since August 1992. He served as Director of Sales from April 1982 to August 1992.

   Mr. Gorman, who joined the Company as a sales representative in June 1991, has served as Vice President, Systems Division since December 1999. Prior to that time, Mr. Gorman served the Company in various capacities, including Southeast Region Operations Manager from 1995 to 1997, and National Operations Manager from 1997 to 1999.

   Mr. Grieco has been with the Company since November 2001 as Senior Vice President, General Counsel and Secretary. Prior to joining the Company, Mr. Grieco was Managing Director of Arcadia Strategies, LLC, a business consulting group which provided services to health information and technology, life sciences, and health care organizations. From 1995 to 1999, Mr. Grieco was Senior Vice President and General Counsel of Fresenius Medical Care Holdings, Inc., the largest integrated provider of dialysis products and services in the world. He has practiced law for over twenty years, and is also a former senior partner in the healthcare practice group at Choate, Hall & Stewart, a major Boston law firm. Mr. Grieco graduated from Boston College Law School and Boston College, and received a Masters Degree in Health Policy and Management from Harvard University.

   Mr. Kane has served as the Senior Vice President, Finance and
Administration, Chief Financial Officer and Treasurer since May 2001 and as the Vice President, Finance and Administration, Chief Financial Officer and Treasurer from October 1984 when he joined the Company to May 2001. Mr. Kane is a CPA.

   Mr. Krassner joined the Company as President of the Integrated Solutions Division in June, 2001. Prior to joining the Company, Mr. Krassner was President/General Manager of the Outsourcing Services Division of McKesson HBOC, a leading health care service and technology company, since March 1997. From June 1987 to March 1997, Mr. Krassner served in various capacities including: Senior Vice President of Worldwide Marketing and Sales, Senior Vice President/General Manager of North America, and Senior Vice President of Sales/Customer Service of Alltel Information Services-Health Division (formerly TDS Healthcare Systems), a provider of information processing management, outsourcing services, professional consulting services and application software to the financial, mortgage and telecommunications industries.

   Mr. Marti, who joined the Company as a sales representative in March 1989, has served as Vice President, Radiology and Imaging Solutions Division since December 1999. Prior to that time, Mr. Marti served the Company in various capacities, including Sales Manager of Systems Division, Regional Manager of Systems Division and Directors of Sales of Radiology Imaging Solutions Division.

   Mr. Vogt joined the Company as Senior Vice President, Huntington Group in June 2001, when the Company acquired Vogt Management Consulting, Inc. Mr. Vogt leads The Huntington Group, the Company's consulting group which assists healthcare organizations to improve business operations. Prior to joining the Company, Mr. Vogt was the President and Founder of Vogt Management Consulting, Inc., a consulting company providing consulting assistance to healthcare management organizations, since 1990. He has more than thirty years of academic medical center, faculty practice plan, and healthcare management consulting experience. Mr. Vogt graduated from the University of Washington and received a Masters Degree in Business Administration from the University of Washington.

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

                                                 High   Low
                                                ------ ------
                     Quarter/Year                   2000
                     ------------               -------------
                     First Quarter 2000........ $49.13 $26.56
                     Second Quarter 2000....... $28.00 $10.38
                     Third Quarter 2000........ $19.38 $12.63
                     Fourth Quarter 2000....... $33.75 $15.88
                                                    2001
                                                -------------
                     First Quarter 2001........ $31.81 $16.38
                     Second Quarter 2001....... $22.00 $12.01
                     Third Quarter 2001........ $19.57 $ 9.25
                     Fourth Quarter 2001....... $13.56 $ 8.64

   On March 11, 2002, the Company had approximately 610 stockholders of record. (This number does not include stockholders for whom shares are held in a "nominee" or "street" name.) On March 11, 2002, the closing price of the Company's Common Stock on the Nasdaq National Market was $16.48.

   The Company has not declared or paid a dividend since the Company's initial public offering in 1995. The Company anticipates that all future earnings will be retained for development of its business and will not be distributed to stockholders as dividends. Restrictions or limitations on the payment of dividends may be imposed in the future under the terms of credit agreements or under other contractual provisions. In the absence of such restrictions or limitations, the payment of any dividends will be at the discretion of the Company's Board of Directors.

   (b) Recent Sales of Unregistered Securities. On May 21, 2001, the Company issued a total of 3,431 shares of Common Stock to the seven outside directors of the Company in consideration of one year's service as a director of the Company. The shares of Common Stock issued in these transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), relating to sales by an issuer not involving any public offering. All such securities are deemed restricted securities for purposes of the Securities Act. There were no underwriters involved in such transactions.

ITEM 6.  SELECTED FINANCIAL HIGHLIGHTS

   The following selected consolidated financial data is derived from the Company's consolidated financial statements. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition, the consolidated financial data set forth below includes the results of operations and accounts of PHAMIS and EDiX for all periods presented. Both of these acquisitions were accounted for as pooling-of-interests. See Note 1 for basis of presentation.

                                                       Year Ended December 31,
                                           -----------------------------------------------
                                             2001      2000      1999      1998     1997
                                           --------  --------  --------  -------- --------
                                              (in thousands, except for per share data)
Statements of Operations Data:
 Revenues................................. $379,929  $341,893  $340,999  $350,187 $272,007
 Operating income (loss)..................  (34,168)  (66,065)  (12,649)   34,994   (4,890)
 Net income (loss)........................   (8,598)  (35,968)   (7,944)   16,834   (7,982)
 Diluted net income (loss) per share...... $  (0.30) $  (1.28) $  (0.29) $   0.60 $  (0.30)
Balance Sheet Data:
 Cash and investments..................... $ 56,373  $ 70,683  $ 68,359  $125,132 $116,567
 Working capital..........................   90,534   139,492   136,732   169,671  140,015
   Total assets...........................  265,322   297,491   271,147   289,223  245,459
 Long-term debt, less current portion.....       --        --        --     2,261    4,876
 Redeemable convertible preferred stock of
   subsidiary.............................       --    33,140        --        --       --
   Total stockholders' equity............. $177,998  $179,110  $206,514  $210,211 $177,855

   The results of operations for the periods presented above include certain significant pre-tax charges and gains in the following periods as described below:

2001

   A charge of $19.5 million related to a restructuring program, a gain on sale of an investment in ChannelHealth of $35.5 million, a realized gain on investment in an unrelated entity of $5.8 million and the equity in the loss of an unconsolidated affiliate of $17.6 million.

2000

   Charges of $21.0 million related to a product discontinuance and restructuring program, a $5.8 million loss on impairment of goodwill associated with ChannelHealth, Inc. and a realized gain on investment in an unrelated entity of $7.3 million.

1999

   Charges for merger and other costs related to the EDiX acquisition of $4.0 million and an investment impairment charge of $1.6 million.

1998

   A charge related to the write-off of acquired research and development costs of $3.2 million.

1997

   Charges for merger and other costs related to the Phamis acquisition of $20.0 million and a $2.3 million write-off of acquired research and development costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under "Forward-Looking Information and the Factors Affecting Future Performance", included in Item 1, as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K. Unless otherwise specified or the context requires otherwise, the terms "we", "our" and "us" refer to IDX Systems Corporation and its subsidiaries.

CRITICAL ACCOUNTING POLICIES

   The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Those estimates are based on our historical experience, terms of existing contracts, and our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

   Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our Company: revenue recognition and accounts receivable, income taxes and accounting for litigation, commitments and contingencies. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

    . Revenue recognition and accounts receivable. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss (in the case of hardware) have been transferred to the customer and collection of the resulting receivable is reasonably assured. We defer revenue when initial payment terms exceed 90 days. We recognize revenue on software licensing arrangements involving multiple elements by allocation of the fair value of the transaction to each element, or more typically using the residual method. Fair value determination requires management's judgement on a number of factors including typical sales price. Revenue from software licensing arrangements is principally recognized upon attainment of specified contractual milestones and dates. Additionally, we periodically enter into certain long-term contracts where revenue is recognized on a percentage of completion basis or the completed contract method, as appropriate measures of completion for each contract are achieved. We also generate service revenues from the sale of product maintenance contracts, consulting contracts and transcription service arrangements. Revenue from maintenance contracts is recognized ratably over the support period, including the installation period through the term of the agreements, which is typically one year. Revenues from consulting and transcription services are recognized in the period in which services are performed. Revenue from hardware sales is recognized upon transfer of title to customers.

       Management estimates allowances for doubtful accounts receivable based on historical experience and management's evaluation of the financial condition of the customer. The Company typically does not require collateral. Historically, management's estimates have been adequate to cover accounts receivable exposures.

    . Income taxes. Our valuation allowance relating to the net deferred tax assets is based on our assessment of historical pre-tax income as well as tax planning strategies designed to generate future taxable income. These strategies include estimates and involve judgement relating to certain favorable lease rights and unrealized gains in the Company's investment in common stock of an equity investee. To the extent that fact and circumstances change, these tax planning strategies may no longer be sufficient to support the deferred tax assets and the Company may be required to increase the valuation allowance. As we generate future taxable income against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

    . Accounting for litigation, commitments and contingencies. We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with management's assessment of these legal proceedings, management must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. These determinations and related estimates have been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and defense strategies. See Item 3. "Legal Proceedings" and Note 14 to our audited consolidated financial statements included in this annual report on Form 10-K.

   The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgement in their application. There are also areas in which management's judgement in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

GENERAL

   Revenues increased to $379.9 million in 2001 from $341.9 million in 2000. Systems sales increased 1.4% in 2001, while maintenance and service fees grew 15.7% as compared to the prior year. Operating loss decreased from $66.1 million in 2000 to $34.2 million in 2001, a decrease of $31.9 million. The Company reported a net loss of $8.6 million, or $0.30 per share, for 2001 as compared to a net loss of $36.0 million, or $1.28 per share, for 2000. Excluding the effect of pre-tax charges of $19.5 million related to a restructuring program announced on September 28, 2001, the gain on sale of an investment in ChannelHealth of $35.5 million, a realized gain on investment in an unrelated entity of $5.8 million and the equity in the loss of an unconsolidated affiliate of $17.6 million, the net loss after income taxes for the year ended December 31, 2001 was $7.5 million or $0.26 per share. Excluding the effect of charges of $21.0 million related to a product discontinuance and restructuring program announced on June 21, 2000, the $5.8 million loss on impairment of goodwill associated with ChannelHealth, Inc., and the realized gain on investment in an unrelated entity of $7.3 million, the net loss after income taxes for the year ended December 31, 2000 was $21.8 million or $0.78 per share.

   During 2000 and continuing into 2001, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organization changes, government approvals, pressures to reduce expenses, product complexity, competition, the September 11 National Tragedy and in 2000 customer preoccupation with internal Year 2000 issues. While the Company believes these factors are temporary, they may continue to cause reductions or delays in spending for new systems and services in the future. If these delays occur, they may cause unanticipated revenue volatility and affect the future financial performance of the Company.

   On January 8, 2001, the Company sold ChannelHealth, including certain product lines, to Allscripts Healthcare Solutions, Inc. (Allscripts), a leading provider of point-of-care e-prescribing and productivity solutions for physicians. ChannelHealth, incorporated in September 1999, was a majority owned subsidiary of IDX. IDX retained the Patient and eCommerce Channels, which were previously part of Channelhealth, enabling IDX to integrate an Internet solution that leverages its core competencies in physician practice management systems. In addition to the sale, the Company entered into a 10-year strategic alliance whereby Allscripts will become the exclusive provider of point-of-care clinical applications sold by IDX to physician practices. Allscripts acquired Channelhealth Incorporated in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro-forma fully diluted basis, of which IDX received approximately 7.5 million shares (approximately 90%). This investment in Allscripts stock is accounted for under the equity method. Under this method, IDX is required to recognize a pro-rata share of Allscripts net income or loss after elimination of certain related entity transactions. IDX has recorded approximately $17.6 million in its pro-rata share of Allscripts losses in 2001 and has reduced the carrying value of this investment to zero. IDX will not record its share of Allscripts future net income or loss until its share of Allscripts cumulative income and losses exceed zero. Allscripts has reported losses since 1995 and may report losses in the future.

   On April 23, 1999, the Company acquired EDiX Corporation (EDiX), a provider of medical transcription services which was accounted for as a pooling-of-interests. In accordance with the merger agreement, the Company issued approximately one million shares of its common stock, which amounted to an acquisition value of $16.7 million based on the closing stock price on the date of the merger. Additionally, the Company assumed EDiX debt of approximately $14.0 million that subsequently has been paid.

YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenues

   The Company's total revenues increased to $379.9 million in 2001 from $341.9 million in 2000, an increase of approximately $38.0 million or 11.1%. Revenues from systems sales increased to $111.1 million in 2001 (29.2% of total revenues) from $109.6 million in 2000 (32.1% of total revenues), an increase of $1.5 million or 1.4%. This increase was primarily due to an increase in new sales and installations of certain IDX systems.

   Revenues from maintenance and service fees increased to $268.8 million in 2001 (70.8% of total revenues) from $232.3 million in 2000 (67.9% of total revenues), an increase of $36.5 million or 15.7%. The increase was due to a $23.4 million increase in EDiX's medical transcription service fee revenue, a $10.0 million increase in maintenance revenue primarily resulting from price increases and an increase in the Company's installed base, as well as an increase in consulting services provided by IDX's core business. Professional and technical services revenues increased to $25.7 million in 2001 (6.8% of total revenues) from $23.8 million in 2000 (7.0% of total revenues), an increase of $1.9 million, or 8.0%. The Company's Internet services and content business segment (ChannelHealth), which was sold on January 8, 2001, contributed approximately $6.1 million in revenue, primarily services, during 2000.

Cost of Sales

   The cost of system sales decreased to $33.8 million in 2001 from $34.7 million in 2000, a decrease of $942,000 or 2.7%. The decrease in cost of sales is primarily a result of a decrease in hardware included as a component of sales of the Company's systems sales. The gross margin on systems sales increased to 69.6% in 2001 from 68.2% in 2000. The increase in the gross profit margin as a percentage of sales was primarily due to the increase in software license revenue which has a higher gross profit margin than hardware sales. The cost of services increased to $229.3 million in 2001 from $209.4 million in 2000, an increase of $19.9 million or 9.5%. The increase in cost of services resulted from growth in client services expenses, primarily medical transcription staff, as well as maintenance, installation and consulting staff. The gross profit margin on maintenance and service fees increased to 14.7% in 2001 from 9.9% in 2000 and was due to increased maintenance revenue in IDX's core business which was partially offset by growth in service and maintenance expenses combined with operational efficiencies related to process improvements at EDiX.

   The gross profit margin of system sales of IDX's core business, information systems and services, increased to 69.6% in 2001 from 68.2% in 2000 primarily due to the effect of an increase in software license revenue which has a higher gross profit margin than hardware sales. The gross profit margin of services of IDX's core business, information systems and services, increased to 11.0% in 2001 from 8.6% in 2000 primarily due to increased maintenance revenue which was partially offset by growth in service and maintenance expenses. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales to 21.4% in 2001 from 17.5% in 2000 due to efficiencies in operations related to process improvements. The gross margin for the Company's Internet services and content business segment, operated by ChannelHealth was a negative 42.9% in 2000 primarily due to high fixed costs and low sales volume due to the early stage of this business' development.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $88.1 million in 2001 from $87.6 million in 2000, an increase of $437,000 or 0.5%. As a percentage of total revenues, selling, general and administrative expenses decreased to 23.2% in 2001 from 25.6% in 2000. IDX's core business, information systems and services, selling, general and administrative expenses increased $8.9 million due to the reduction in absorption of corporate overhead by ChannelHealth and increased outside professional fees offset by decreased employee costs and rent expenses. EDiX's selling, general and administrative expenses increased $5.7 million due to increased costs in order to support sales growth.

Research and Development

   Research and development expenses decreased to $43.4 million in 2001 from $49.4 million in 2000, a decrease of $6.0 million or 12.1%. As a percentage of total revenues, research and development expenses decreased to 11.4% in 2001 from 14.4% in 2000. As a percentage of system sales, research and development expenses decreased to 39.1% in 2001 from 45.1% in 2000. The $6.0 million decrease is primarily due to the decrease in research and development costs in the Internet applications and content business segment (ChannelHealth) that was sold in January 2001 combined with the capitalization of $2.1 million, net of amortization, in software development costs in 2001. Research and development costs related to IDX's core information systems and services business segment remained level as compared to the prior year due to an increase in research and development expenses, primarily $2.2 million in increased employee expenses, offset by the capitalization of $2.1 million in software development costs in 2001. Research and development costs in the medical dictation and transcription business segment (EDiX) increased from $1.3 million in 2000 to $1.6 million in 2001.

   As described in Note 1 to the Notes to Consolidated Financial Statements, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Historically, costs incurred during beta site testing have not been material, however, as the Company develops products to operate using other more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become more significant in future reporting periods. Approximately $2.1 million of software development costs, net of amortization, were capitalized in 2001.

Restructuring Charges

   On September 28, 2001, the Company announced the implementation of a program to restructure and realign its group practice businesses in order to gain efficiencies and provide more focus on its premier customer base. As a result, the Company implemented a workforce reduction affecting approximately four percent of the Company's employees. Though the Company reduced certain expenses in the cost of sales and services, and selling, general and administrative areas resulting in estimated annual savings in excess of $20.0 million, the Company continues to evaluate and invest resources in the development of various products and new initiatives that management believes will provide appropriate returns to shareholders. The restructuring program resulted in a charge to earnings of approximately $19.5 million in the fourth quarter of 2001, in connection with costs associated with severance arrangements of $5.5 million, lease payments of $5.2 million and non-cash write-offs of certain equipment and leasehold improvements of $8.8 million. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions and their location. Substantially all workforce related actions were completed during the fourth quarter of 2001, with the exception of a minimal number of staff assigned to transition teams. As of December 31, 2001, the Company had a balance of $1.7 million related to accrued severance costs and $4.6 million related to leased facilities. Cash expenditures related to these accruals is expected to be approximately $3.7 million in 2002 and approximately $2.4 million thereafter.

   On June 21, 2000, the Company announced the implementation of product discontinuance and restructuring program. The Company halted development and discontinued sales efforts on certain product lines that have failed to achieve business targets or were deemed non-strategic to the business going forward. As a result, the Company implemented a workforce reduction affecting approximately five percent of the Company's employees. Though the Company reduced certain expenses as a result of the workforce restructuring program, the Company continues to evaluate and invest resources in the development of various products and new initiatives that management believes will provide appropriate returns to shareholders. The restructuring program resulted in a charge to earnings of approximately $21.0 million in the second quarter of 2000, in connection with costs associated with product discontinuations, principally settlements with existing users, of approximately $16.0 million and employee severance arrangements of approximately $5.0 million. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions, and their location. Substantially all workforce related actions were completed during the third quarter of 2000, with the exception of product related "sunset" support teams. As of December 31, 2001 the Company had a balance of $1.7 million related to accrued restructuring costs. Cash expenditures related to these accruals are estimated to be $928,000. The remaining balance of approximately $772,000 represents a provision for the estimated write-off of accounts receivable that will not affect cash. These account receivable write-offs are expected to be finalized by June 30, 2002.

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

Interest Income (Expense)

   Interest income decreased to approximately $2.4 million during 2001 as compared to $4.8 million for the same period in 2000. This decrease was primarily due to a lower average invested balance combined with lower interest rates in 2001 as compared to 2000. Interest expense increased from approximately $6,000 during 2000 to $42,000 in 2001.

Minority Interest

   The Company's consolidated financial statements included the accounts of the Company and BDP Realty Associates (BDP) through April 2001. BDP's real estate was leased exclusively by the Company, and the Company was subject to substantially all the risks of ownership through the date that this property was acquired by the Company at fair market value of $15.0 million, determined by an independent appraiser. All transactions between the Company and BDP have been eliminated. Minority interest, which was eliminated in April 2001, represented the net income and equity of BDP.

Gain on Sale of Investment in Subsidiary

   On January 8, 2001, Allscripts acquired IDX's interest in ChannelHealth in exchange for approximately 7.5 million shares of Allscripts common stock (Allscripts shares). The Allscripts shares received are subject to restrictions on any transfer of the securities for a period of one year from the date of the transaction and after one year, on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to the four year restrictions on transfer, resulting in a $35.5 million gain on the transaction. IDX also entered into a ten year strategic alliance agreement with Allscripts. Pursuant to the strategic alliance agreement, IDX has guaranteed that Allscripts will have gross revenues resulting from the alliance (less any commissions paid to IDX) of at least $4.5 million for fiscal year 2001. IDX has accrued the $4.5 million liability and as of the time of this filing had not received information related to Allscripts eligible gross revenues for 2001. Accordingly, no payments have been processed related to this term of the alliance. IDX accounts for its investment in Allscripts under the equity method of accounting. As a result of the transaction, the Company is entitled to representation on Allscripts Board of Directors.

Realized Gain on Investment

   Other income in 2001 includes a $5.8 million realized gain from a distribution of marketable equity securities related to an investment in an unrelated investment partnership.

Equity in Loss of Unconsolidated Affiliate

   IDX, through a wholly owned subsidiary, currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. IDX recorded an equity loss during the first nine months of 2001 of $17.6 million on a pre-tax basis that reduced the balance of IDX's investment carrying balance in Allscripts to zero.

Income Taxes

   The Company recorded income tax expense of approximately $311,000, an effective tax rate of (3.8%). This is lower than the Company's historical tax rate of 40.0% due to certain costs incurred as part of the restructuring charge recorded in the fourth quarter of 2001, that were not benefited, and non-deductible stock-based compensation charges related to the sale of ChannelHealth. The Company's pre-tax loss for the year ended December 31, 2000 was benefited at approximately 34.5%, which reflects a lower rate than the Company's historical effective and statutory rate of 40%. The lower rate in 2000 is principally due to a lower state effective tax rate. The Company anticipates a consolidated effective tax rate of approximately 33.0% for the year ending December 31, 2002. This favorable rate is primarily the result of research credits projected to be generated and utilized in 2002. The Company anticipates that EDiX's effective tax rate in 2002 will be less than the statutory rate due to the use of operating loss carry forwards, subject to annual limitations. The net deferred tax assets as of December 31, 2001, of approximately $8.5 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues

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

   Revenues from maintenance and service fees increased to $232.3 million in 2000 (67.9% of total revenues) from $216.4 million in 1999 (63.5% of total revenues), an increase of $15.9 million or 7.3%. The increase was due to a $25.3 million increase in EDiX's medical transcription service fee revenue combined with a $9.8 million increase in maintenance revenue resulting from price increases offset by a decrease in consulting services provided by IDX's core business of $7.5 million and a decrease of software installation services of $5.9 million. Professional and technical services revenues decreased to $23.8 million in 2000 (7.0% of total revenues) from $31.3 million in 1999 (9.2% of total revenues), a decrease of $7.5 million, or 24.0%. The Company's Internet services and content business segment, operated by ChannelHealth, contributed approximately $5.7 million in service revenue during 2000. Due to the sale of ChannelHealth in early 2001 revenues from Internet services and content were eliminated.

Cost of Sales

   The cost of system sales increased to $34.7 million in 2000 from $33.7 million in 1999, an increase of $968,000 or 2.9%. The increase in cost of sales is a result of an increase in hardware included as a component of sales of the Company's systems sales. The gross margin on systems sales decreased to 68.2% in 2000 from 72.9% in 1999. The decrease in gross profit margin as a percentage of sales was primarily due to a decrease in software license revenue which has a higher gross profit margin than hardware sales. The cost of services increased to $209.4 million in 2000 from $182.8 million in 1999, an increase of $26.6 million or 14.5%. The increase in cost of services resulted from growth in client services expenses, primarily medical transcription staff, as well as maintenance, installation and consulting staff. The gross profit margin on maintenance and service fees decreased to 9.9% in 2000 from 15.5% in 1999 primarily due to a decrease in installation revenue in 2000 relative to a fixed expense base offset by operational efficiencies at EDiX.

   The gross profit margin of system sales of IDX's core business, information system and services, decreased to 68.2% in 2000 from 72.9% in 1999 primarily due to the effect of a decrease in software license revenue. The gross profit margin of services of IDX's core business, information systems and services, decreased to 8.6% in 2000 from 15.7% in 1999 primarily due to a decrease in installation revenue in 2000 relative to a fixed expense base. The gross profit margin for the Company's medical dictation and transcription business segment
(EDiX) increased as a percentage of sales to 17.5% in 2000 from 14.4% in 1999 due to increased utilization of a new, more efficient transcription processing system as compared to the prior year, combined with other efficiencies in editing and telecommunications. The gross margin for the Company's Internet services and content business segment, operated by ChannelHealth declined to a negative 42.9% from a positive margin of 40.6% in 1999 primarily due to high fixed costs relative to sales volume due to the early stage of this business' development.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $87.6 million in 2000 from $79.9 million in 1999, an increase of $7.8 million or 9.7%. As a percentage of total revenues, selling, general and administrative expenses increased to 25.6% in 2000 from 23.4% in 1999. The increase resulted from a $9.3 million increase in selling, general and administrative expense related to the Internet business segment (ChannelHealth) combined with a $2.0 million increase in EDiX's expenses, offset by a $3.5 million decrease in IDX's core business expenses due to reductions in variable expenses combined with cost savings related to the restructuring program announced in June 2000.

Research and Development

   Research and development expenses decreased to $49.4 million in 2000 from $53.2 million in 1999, a decrease of $3.8 million or 7.1%. As a percentage of total revenues, research and development expenses decreased to 14.4% in 2000 from 15.6% in 1999. The decrease was primarily due to a reduction in costs to address Year 2000 issues, combined with the cost savings related to the restructuring program announced in June 2000 in IDX's core business of $6.6 million, offset by an increase of $2.5 million related to research and development costs in the Internet applications and content business segment (ChannelHealth). As a percentage of system sales, research and development expenses increased to 45.1% in 2000 from 42.7% in 1999. Research and development expenses decreased $3.8 million in 2000 as compared to 1999. System sales also declined in 2000 as compared to 1999. The combination of these factors resulted in an increase of research and development as a percentage of sales. Research and development costs in the medical dictation and transcription business segment (EDiX) increased from $1.0 million in 1999 to $1.3 million in 2000.

Merger and Related Costs

   During the second quarter of 1999, the Company recorded a charge of $4.0 million related to the acquisition of EDiX. The charge was comprised of transaction costs of $2.4 million, write-offs and adjustments for long-lived assets, principally noncompatible computer equipment of $1.4 million and other merger related costs of $0.2 million, principally related to integration costs and the termination of leases and other contractual obligations.

Restructuring Charges

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

Interest Income (Expense)

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

Loss on Investment Impairment

   This loss is the write-off of an investment of $1.6 million in the quarter ended March 31, 1999, due to the investees' inability to raise additional equity and a decision to dissolve the business.

Minority Interest

   The Company's consolidated financial statements include the accounts of the Company and BDP Realty Associates (BDP), whose real estate was leased exclusively by the Company and for which the Company was subject to substantially all the risks of ownership. All transactions between the Company and BDP are eliminated. Minority interest represents net income and equity of BDP.

Realized Gain on Investment

   Other income in 2000 includes a $7.3 million realized gain from a distribution of marketable equity securities related to an investment in an unrelated investment partnership.

Income Taxes

   The Company's pre-tax loss for the year ended December 31, 2000 was benefited at approximately 34.5%, which reflects a lower rate than the Company's historical effective rate and the statutory rate of 40%. The lower rate in 2000 is principally due to a lower state effective tax rate. Pre-tax losses for the year ended December 31, 1999 were benefited at approximately 35%. The lower rate in 1999 was due to a portion of the charges incurred in the second quarter ended June 30, 1999 related to the acquisition of EDiX, that were non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

   Since its inception in 1969, the Company principally has funded its operations, working capital needs and capital expenditures from operations and the proceeds from its initial public offering, excluding the net cash used in operations of ChannelHealth in 1999 and 2000.

   Net cash provided by (used in) operations is principally comprised of net income (loss) and depreciation and is primarily affected by the net effect of the change in accounts receivable, accounts payable, accrued expenses and non-cash items relating to the sale of Channelhealth and certain components of restructuring charges. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. In 2001, accounts receivable from customers have been collected on average within 92 days which represents a decrease of 26 days in terms of average days to collect receivables from customers as compared to 2000.

   Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. The Company purchased its Corporate Headquarters facility from a related party in April 2001 for approximately $15.0 million based on an independent appraisal of its fair market value. This transaction was reviewed and approved by certain independent members of the Board of Directors of the Company that had no financial interest in the transaction. In 1999, the Company purchased two buildings located in South Burlington, Vermont for additional office space. Through December 31, 2001, the Company has spent approximately $16.0 million on construction related to an expansion of its Corporate Headquarters facility that is substantially complete. In April 2000, the Company entered into a new operating lease for office space in Seattle, Washington, commencing in 2003, for a period of 12 years. The Company anticipates approximately $8.5 million in cash outlays for improvements related to this Seattle lease in 2002.

   In addition, investing activities may also include purchases of interests in, loans to and acquisitions of businesses for access to complementary products and technologies. The Company expects these activities to continue. The Company is currently evaluating a $15.0 million investment in a strategic partner. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

   Cash flows from financing activities historically relate to the issuance of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan. In addition, during the first quarter of 2000, an unrelated party invested approximately $30.0 million, and related parties invested approximately $3.1 million in Channelhealth Incorporated, at the time a majority owned subsidiary, by purchasing redeemable preferred stock. The redemption provision of this preferred stock was satisfied in connection with the ChannelHealth sale transaction on January 8, 2001 and, accordingly, required no use of the Company's cash. During 1999, all outstanding debt of EDiX of approximately $14.0 million was paid.

   Cash, cash equivalents and securities available-for-sale at December 31, 2001 were $56.4 million, a decrease of $14.3 million from December 31, 2000. The Company has a revolving demand line of credit with a bank allowing the Company to borrow up to $18.0 million bearing interest at the bank's base rate, approximately 4.0% in 2001. This line of credit is subject to certain terms and conditions including the requirement that the Company must maintain deposits with the bank that are in excess of the amounts borrowed. At December 31, 2001 and 2000, the Company had $15.0 million and $0 outstanding, respectively, under this arrangement. As of March 26, there was no outstanding balance on this line of credit.

   In addition to existing financing arrangements, the Company owns, through a wholly owned subsidiary, approximately 7.5 million shares of Allscripts stock, a public company listed on the Nasdaq National Market (MDRX.) This investment in Allscripts stock is accounted for under the equity method. IDX recorded an equity loss during the first nine months of 2001 of $17.6 million on a pre-tax basis that reduced the balance of IDX's investment carrying balance in Allscripts to zero. This investment has a quoted market value of approximately $24.4 million as of December 31, 2001, and is subject to certain sale restrictions that may significantly impact the market value.

   The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements dictate. The Company's operating lease commitments consist primarily of office leasing for the Company's operating facilities. The Company plans to increase the number of its professional staff during 2002 as needed to meet anticipated sales volume and to support research and development efforts for certain products. To the extent necessary to support increases in staffing, the Company may obtain additional office space.

   As of December 31, 2001 the Company has not entered into other material lease or purchase commitments not disclosed above or in footnote 10 to the financial statements. The Company believes that currently available funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company's revenues or income.

   During the year ended December 31, 2001, IDX has not engaged in:

    . Material off-balance sheet activities, including the use of structured finance or special purpose entities, with the exception of BDP Realty which has been given full recognition in the financial statements for all periods presented as described below.

    .  Trading activities in non-exchange traded contracts, or

    . Transactions with persons or entities that benefit from their non-independent relationship with IDX, other than described below:

   Through April 19, 2001, the Company's consolidated financial statements included the accounts of the Company and BDP Realty Associates (BDP), a real estate trust owned by certain stockholders and key employees of the Company, Robert H. Hoehl and Richard E. Tarrant, whose real estate was leased exclusively by the Company. Effective with the date of the acquisition of the Company's corporate headquarters from BDP, the Company has deconsolidated BDP and eliminated the net assets, principally real estate and minority interest, included in the Company's consolidated balance sheet as of that date. The Company's corporate headquarters were purchased from BDP for cash, at fair market value as determined by independent appraisers, for approximately $15.0 million during the second quarter of 2001. This amount has been recorded as property and equipment. This transaction was reviewed and approved by certain independent members of the Board of Directors of the Company that had no financial interest in the transaction. Total rent expense includes $294,000, $1.2 million and $1.3 million in 2001, 2000 and 1999, respectively, related to this lease.

   The Company leases an office building from 4901 LBJ Ltd. Partnership a real estate partnership (REP) owned by certain stockholders and key employees of the Company. Lease agreements are based on fair market value rents, and are reviewed and approved by independent members of the Board of Directors. Total rent expense includes $557,000, $619,000 and $546,000 in 2001, 2000 and 1999,
respectively, related to this lease.

NEW ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company was required to implement SFAS No. 133 in the first quarter of 2001. The Company has adopted SFAS No. 133 and has determined that it had no significant impact on its financial condition or results of operations.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations completed after June 30, 2001, which among other things, requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be reviewed for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply SFAS No. 142 beginning in the first quarter of 2002. Management does not expect that the application of SFAS No. 141 or No. 142 will have a significant impact on the results of operations or financial position of the Company.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt SFAS No. 144 in the first quarter of fiscal 2002. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of its operations.

BACKLOG

   At December 31, 2001, the Company had total backlog of $455.1 million, including $150.2 million attributable to systems sales and $304.9 million attributable to services. Systems sales backlog consists of fees due under signed contracts that have not yet been recognized as revenues. Service backlog represents contracted software maintenance services including anticipated renewals, consulting services, remote computing service fees and medical transcription service fees for a period of 12 months. At December 31, 2000, the Company had total backlog of $386.9 million, including $123.4 million attributable to systems sales and $263.5 million attributable to services. Of the total 2001 backlog of $455.1 million, the Company expects that $143.9 million will not be fulfilled in the current fiscal year.

   See Forward-Looking Information and Factors Affecting Future Performance in
Item 1 of this annual report on Form 10-K.

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

   Internationally, IDX invoices customers in United States currency. The Company is exposed to minimal foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through December 31, 2001, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

   Interest rates on short term borrowings with floating rates carry a degree of interest rate risk. Our future interest expense may increase if interest rates fluctuate. Interest expense was immaterial in 2001 and 2000, and in 1999 amounted to $866,000 related to EDiX's pre-acquisition financing.

   Interest income on the Company's investments is included in "Other Income." The Company accounts for cash equivalents and securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's investments are classified as securities available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                                   ------------------
                                                                                     2001      2000
                                                                                   --------  --------
                                                                                     (in thousands)
                                      ASSETS
Current assets:
 Cash and cash equivalents........................................................ $ 38,083  $ 16,357
 Securities available-for-sale....................................................   18,290    54,326
 Accounts receivable, less allowance for doubtful accounts of $4,156 in 2001 and
   $4,297 in 2000.................................................................   95,478   110,360
 Refundable income taxes..........................................................   12,100    21,816
 Prepaid and other current assets.................................................    6,189     6,927
 Deferred tax asset...............................................................    7,718     6,265
                                                                                   --------  --------
     Total current assets.........................................................  177,858   216,051
Property and equipment:
 Equipment and leasehold improvements, net of accumulated depreciation and
   amortization...................................................................   37,351    53,479
 Real estate, net of accumulated depreciation.....................................   40,285    18,111
                                                                                   --------  --------
                                                                                     77,636    71,590
Other:
 Capitalized software costs, net of accumulated amortization of $1,900 in 2001 and
   $799 in 2000...................................................................    2,055       191
 Goodwill, net of accumulated amortization of $1,300 in 2001 and $1,100 in 2000...    1,391     1,371
 Other assets.....................................................................    5,592     5,921
 Deferred tax asset...............................................................      790     2,367
                                                                                   --------  --------
     Total assets................................................................. $265,322  $297,491
                                                                                   ========  ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................................................. $ 15,943  $ 18,040
 Accrued expenses.................................................................   36,020    38,606
 Deferred revenue.................................................................   20,361    19,913
 Notes payable to bank............................................................   15,000        --
                                                                                   --------  --------
     Total current liabilities....................................................   87,324    76,559
Commitments and contingencies.....................................................       --        --
Redeemable convertible preferred stock of subsidiary..............................       --    33,140
Minority interest.................................................................       --     8,682
Stockholders' equity:
 Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued.       --        --
 Common stock, par value $0.01 per share, 100,000 shares authorized; issued and
   outstanding 28,839 shares and 28,399 shares in 2001 and 2000, respectively.....      289       284
 Additional paid-in capital.......................................................  196,525   187,896
 Deferred compensation............................................................   (1,051)       --
 Accumulated deficit..............................................................  (17,754)   (9,156)
 Cumulative unrealized (losses) gains on securities available-for-sale............      (11)       86
                                                                                   --------  --------
     Total stockholders' equity...................................................  177,998   179,110
                                                                                   --------  --------
Total liabilities and stockholders' equity........................................ $265,322  $297,491
                                                                                   ========  ========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Year Ended December 31,
                                                                       ----------------------------
                                                                         2001      2000      1999
                                                                       --------  --------  --------
                                                                         (in thousands, except for
                                                                              per share data)
Revenues:
 Systems sales........................................................ $111,113  $109,621  $124,609
 Maintenance and service fees.........................................  268,816   232,272   216,390
                                                                       --------  --------  --------
Total revenues........................................................  379,929   341,893   340,999
Operating expenses:
 Cost of system sales.................................................   33,769    34,711    33,743
 Cost of maintenance and services.....................................  229,316   209,373   182,811
 Selling, general and administrative..................................   88,078    87,641    79,873
 Research and development.............................................   43,418    49,394    53,176
 Merger and related costs.............................................       --        --     4,045
 Restructuring charges................................................   19,516    21,029        --
 Loss on impairment of goodwill.......................................       --     5,810        --
                                                                       --------  --------  --------
Total operating expenses..............................................  414,097   407,958   353,648
                                                                       --------  --------  --------
Operating loss........................................................  (34,168)  (66,065)  (12,649)
Other income (expense):
 Interest income......................................................    2,384     4,834     4,113
 Interest expense.....................................................      (42)       (6)     (866)
 Gain on sale of investment in subsidiary.............................   35,546        --        --
 Loss on investment impairment........................................       --        --    (1,642)
 Minority interest....................................................     (297)     (978)   (1,129)
 Gains on investments.................................................    5,849     7,318        --
                                                                       --------  --------  --------
Total other income....................................................   43,440    11,168       476
                                                                       --------  --------  --------
Income (loss) before income taxes and equity in loss of unconsolidated
  affiliate...........................................................    9,272   (54,897)  (12,173)
Income tax (provision) benefit........................................     (311)   18,929     4,229
Equity in loss of unconsolidated affiliate............................  (17,559)       --        --
                                                                       --------  --------  --------
Net loss.............................................................. $ (8,598) $(35,968) $ (7,944)
                                                                       ========  ========  ========
Basic net loss per share.............................................. $  (0.30) $  (1.28) $  (0.29)
                                                                       ========  ========  ========
Basic weighted-average shares outstanding.............................   28,566    28,090    27,723
                                                                       ========  ========  ========
Diluted net loss per share............................................ $  (0.30) $  (1.28) $  (0.29)
                                                                       ========  ========  ========
Diluted weighted-average shares outstanding...........................   28,566    28,090    27,723
                                                                       ========  ========  ========

                            See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common Stock
                                            ------------
                                                                                               Cumulative
                                                                                               Unrealized
                                                                      Retained                 Gain (loss)
                                                         Additional   Earnings                on Securities     Total
                                                    Par   Paid-in   (Accumulated   Deferred    Available-   Stockholders'
                                            Shares Value  Capital     Deficit)   Compensation   for-Sale       Equity
                                            ------ ----- ---------- ------------ ------------ ------------- -------------
                                                                           (in thousands)
Balances at December 31, 1998.............. 27,393 $274   $175,035    $ 34,756     $    --        $ 146       $210,211
Comprehensive loss:
 Net loss..................................     --   --         --      (7,944)         --           --         (7,944)
 Unrealized losses on securities available-
  for-sale.................................     --   --         --          --          --         (362)          (362)
                                                                                                              --------
Comprehensive net loss.....................     --   --         --          --          --           --         (8,306)
Stock issued upon exercise of nonqualified
 stock options.............................     38   --        145          --          --           --            145
Tax benefit related to exercise of
 nonqualified stock options................     --   --        428          --          --           --            428
Stock issued upon exercise of incentive
 stock options.............................     87    1        777          --          --           --            778
Stock issued pursuant to employee stock
 purchase plan.............................    125    1      3,206          --          --           --          3,207
Stock issued under director stock option
 plan......................................      2   --         33          --          --           --             33
Stock issued to retirement savings plan....      1   --         16          --          --           --             16
Issuance of stock..........................    167    2         --          --          --           --              2
                                            ------ ----   --------    --------     -------        -----       --------
Balances at December 31, 1999.............. 27,813  278    179,640      26,812          --         (216)       206,514
Comprehensive loss:
 Net loss..................................     --   --         --     (35,968)         --           --        (35,968)
 Unrealized gains on securities available-
  for-sale.................................     --   --         --          --          --          302            302
                                                                                                              --------
Comprehensive net loss.....................     --   --         --          --          --           --        (35,666)
Stock issued upon exercise of
 nonqualified stock options................    140    1        156          --          --           --            157
Tax benefit related to exercise of
 nonqualified stock options................     --   --      2,136          --          --           --          2,136
Stock issued upon exercise of incentive
 stock options.............................     65    1        820          --          --           --            821
Stock issued pursuant to employee
 stock purchase plan.......................    378    4      5,098          --          --           --          5,102
Stock issued under director stock option
 plan......................................      3   --         46          --          --           --             46
                                            ------ ----   --------    --------     -------        -----       --------
Balances at December 31, 2000.............. 28,399  284    187,896      (9,156)                      86        179,110
Comprehensive income:
 Net loss..................................     --   --         --      (8,598)         --           --         (8,598)
 Unrealized losses on securities
  available-for-sale.......................     --   --         --          --          --          (97)           (97)
                                                                                                              --------
Comprehensive net loss.....................     --   --         --          --          --           --         (8,695)
Stock issued upon exercise of
 nonqualified stock options................     38   --        216          --          --           --            216
Tax benefit related to exercise of
 nonqualified stock options................     --   --        312          --          --           --            312
Stock issued upon exercise of incentive
 stock options.............................     45    1        372          --          --           --            373
Stock issued pursuant to employee
 stock purchase plan.......................    279    3      3,282          --          --           --          3,285
Stock issued under director stock
 option plan...............................      3   --         61          --          --           --             61
Issuance of restricted stock...............     75    1      1,201          --      (1,201)          --              1
Amortization of restricted stock...........     --   --         --          --         150           --            150
Effect of acceleration of IDX options
 retained by employees of unconsolidated
 affiliate.................................     --   --      3,185          --          --           --          3,185
                                            ------ ----   --------    --------     -------        -----       --------
Balances at December 31, 2001.............. 28,839 $289   $196,525    $(17,754)    $(1,051)       $ (11)      $177,998
                                            ====== ====   ========    ========     =======        =====       ========

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Year Ended December 31,
                                                                                          -----------------------------
                                                                                            2001      2000      1999
                                                                                          --------  --------  ---------
                                                                                                  (in thousands)
Operating Activities:
Net loss................................................................................. $ (8,598) $(35,968) $  (7,944)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation...........................................................................   15,174    15,013     13,965
  Amortization...........................................................................    2,603       633      1,407
  Deferred tax provision (benefit).......................................................      124    (5,568)     3,763
  Increase in allowance for doubtful accounts, net.......................................      359       997        685
  Minority interest......................................................................      297       978      1,129
  Gain on investments....................................................................   (5,849)   (7,318)        --
  Loss on impairment of goodwill.........................................................       --     5,810         --
  Equity in loss of unconsolidated affiliate.............................................   17,559        --         --
  Gain on sale of investment in subsidiary...............................................  (35,546)       --         --
  Loss on disposition of assets..........................................................      404        --         --
  Loss on investment impairment..........................................................       --        --      1,642
  Tax benefit related to exercise of non-qualified stock options.........................      312     2,139        428
  Restructuring charges..................................................................   19,516    21,029         --
Changes in operating assets and liabilities:
  Accounts receivable....................................................................   13,496    (4,103)    (9,279)
  Prepaid expenses and other assets......................................................   (3,946)   (1,405)     3,011
  Accounts payable and accrued expenses..................................................  (18,340)      990       (514)
  Federal and state income taxes.........................................................    9,716   (13,790)   (13,255)
  Deferred revenue.......................................................................      476     2,454       (780)
                                                                                          --------  --------  ---------
Net cash provided by (used in) operating activities......................................    7,757   (18,109)    (5,742)
Investing Activities:
Purchase of property and equipment, net..................................................  (38,420)  (28,387)   (35,519)
Proceeds from sale of property and equipment.............................................      264        --         --
Purchase of securities available-for-sale................................................  (78,209)  (22,260)  (194,027)
Proceeds from sale of securities available-for-sale......................................  102,851    25,426    257,366
Proceeds from sale of investment.........................................................   11,282        --         --
Business acquisitions....................................................................   (2,080)       --     (6,500)
Other assets.............................................................................     (182)    3,434     (4,058)
                                                                                          --------  --------  ---------
Net cash (used in) provided by investing activities......................................   (4,494)  (21,787)    17,262
Financing Activities:
Proceeds from sale of common stock.......................................................    3,935     6,126      4,181
Proceeds from notes payable to bank......................................................   15,000        --      3,501
Distributions from affiliates, net.......................................................     (472)   (1,500)      (900)
Proceeds from issuance of redeemable convertible preferred stock of subsidiary...........       --    33,140         --
Principal repayments of long-term debt...................................................       --        --    (11,373)
                                                                                          --------  --------  ---------
Net cash provided by (used in) financing activities......................................   18,463    37,766     (4,591)
                                                                                          --------  --------  ---------
Increase (decrease) in cash and cash equivalents.........................................   21,726    (2,130)     6,929
Cash and cash equivalents at beginning of year...........................................   16,357    18,487     11,558
                                                                                          --------  --------  ---------
Cash and cash equivalents at end of year................................................. $ 38,083  $ 16,357  $  18,487
                                                                                          ========  ========  =========
Supplemental Cash Flow Information.......................................................
Cash paid for interest................................................................... $     42  $      1  $     764
Cash paid for income taxes............................................................... $  3,726  $    479  $   5,266
                                                                                          --------  --------  ---------
Noncash Investing Activity:
  Deconsolidation of real estate trust................................................... $  8,979  $     --  $      --
Noncash Financing Activity:
  Issuance of restricted stock........................................................... $  1,201  $     --  $      --

                            See accompanying notes.

                            IDX SYSTEMS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001


1.  SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

   IDX Systems Corporation (IDX or the Company) provides healthcare information systems and services to large integrated healthcare delivery enterprises principally located in the United States. Revenues are derived from the licensing of software, hardware sales, providing maintenance and services related to systems sales and providing medical transcription services.

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

   On January 8, 2001, the Company sold Channelhealth Incorporated (ChannelHealth), including certain product lines to Allscripts Healthcare Solutions, Inc. (Allscripts). ChannelHealth, Incorporated in September 1999, was a majority owned subsidiary of IDX. Allscripts acquired ChannelHealth in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro-forma fully diluted basis, of which IDX received approximately 7.5 million shares or 90%. This investment in Allscripts stock is accounted for under the equity method. IDX records its interest in the losses of Allscripts as a reduction to its investment account. IDX recorded an equity loss during the first nine months of 2001 of $17.6 million on a pre-tax basis which reduced the balance of IDX's investment carrying balance in Allscripts to zero. IDX will not record its share of Allscripts future net income or loss until its share of Allscripts cumulative income and losses exceed zero. Allscripts has reported losses since 1995 and may report losses in the future.

   Through April 19, 2001 the Company's consolidated financial statements include the accounts of the Company and BDP Realty Associates (BDP), a real estate trust owned by certain stockholders and key employees of the Company whose real estate was leased exclusively by the Company. Effective with the date of the acquisition of the Company's corporate headquarters from BDP, the Company has deconsolidated BDP and eliminated the net assets, principally real estate and minority interest, included in the Company's consolidated balance sheet as of that date. The Company's corporate headquarters were purchased from BDP for cash, at fair market value as determined by independent appraisers, for approximately $15.0 million during the second quarter of 2001. This amount has been recorded as property and equipment.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company, its subsidiaries and through April 19, 2001, a real estate trust. Investments in entities over which IDX exerts no significant influence and representing an ownership interest of less than 20%, are accounted for under the cost method.

   During 1999 through 2001, the Company leased a substantial portion of its space, including its corporate headquarters and sales and support offices, from real estate partnerships and trusts owned by certain stockholders and key employees of the Company. These real estate partnerships and trusts include 116 Huntington Avenue Limited Partnership (HLP) through July 1999, BDP Realty Associates (BDP) through April 2001 and one other real estate partnership and trust (REP), which continues to be owned by certain stockholders and key employees

                            IDX SYSTEMS CORPORATION
of the Company. Real estate owned by HLP and the REP is leased to the Company under operating leases. All transactions between the Company and BDP through April 19, 2001 were eliminated. Minority interest represents net income and equity of BDP through April 2001.

   On January 8, 2001, Allscripts acquired IDX's ownership interest in ChannelHealth in exchange for approximately 7.5 million shares of Allscripts common stock (Allscripts shares). The Allscripts shares received are subject to restrictions on any transfer of the securities for a period of one year from the date of the transaction, and after one year, on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to the four year restrictions on transfer, resulting in a $35.5 million gain on the transaction. IDX accounts for its investment in Allscripts under the equity method of accounting. As a result of the transaction, the Company is entitled to representation on Allscripts Board of Directors.

   Certain reclassifications have been made in the accompanying financial statements in order to conform with the 2001 presentation.

Revenue Recognition

   The Company recognizes revenue in accordance with the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4 and SOP 98-9. SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. The fair value of an element must be based on objective evidence that is specific to the vendor. If the vendor does not have evidence of the fair value for the elements in a multiple-element arrangement, revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. When evidence of fair value exists only for the undelivered elements, the residual method, provided for under SOP No. 98-9, is required to be used. Additionally, the Company periodically enters into certain long term contracts to which SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," is applied. For these agreements, revenue is recognized on a percentage of completion basis or under the completed contract method, as appropriate measures of completion for each contract are achieved. Certain contracts which provide for the license of software applications on a monthly basis are accounted for under the subscription basis of accounting. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." The Company adopted SAB 101 in 2000 and the adoption had no significant impact on its revenue recognition policy, financial condition or results of operations.

   Systems sales are comprised of software license and hardware sales. The Company also generates service revenues from the sale of product maintenance contracts, consulting contracts, including implementation and other consulting services, and transcription service arrangements. Revenue from software licensing arrangements is principally recognized upon delivery when evidence of an arrangement exists, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is probable, subject to specified contractual milestones and dates. Revenue from hardware sales is recognized upon transfer of title to the customer. Revenues from consulting and transcription services are recognized in the period in which services are performed. Revenue from maintenance contracts is recognized ratably over the term of the support period, including the installation period through the term of the agreement, which is typically one year.

Research and Development Costs

   Research and development costs are expensed as incurred. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized,

                            IDX SYSTEMS CORPORATION
provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model. Software development costs, when material, are stated at the lower of unamortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to revenues of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for using the straight-line method over a one to two year life or the product's estimated economic life, if shorter. Capitalized software development costs are $2.1 million and $191,000 at December 31, 2001 and 2000, respectively, net of accumulated amortization. Amortization of capitalized software, which is included in research and development costs, amounted to $2,132,000, $223,000 and $251,000 in 2001, 2000 and 1999, respectively.

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

   The Company generally places its securities available-for-sale in high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less.

   Substantially all of the Company's customers are large integrated healthcare delivery enterprises principally located in the United States. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at December 31, 2001. The Company's losses related to collection of trade accounts receivables have consistently been within management's expectations.

  Significant Estimates and Assumptions

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company's revenue recognition, allowance for doubtful accounts, deferred tax assets, certain accrued expenses, amortization periods, capitalized software, intangible and long-lived assets and restructuring charges. Actual results could differ from those estimates.

Securities Available-for-sale

   The Company accounts for investment securities based on Statement of Financial Accounting Standard (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 provides the accounting and reporting requirements for investments in securities that have readily determinable fair values and for all investments in debt securities. All of the Company's investments have been classified as available-for-

                            IDX SYSTEMS CORPORATION
sale securities at December 31, 2001 and 2000. Securities available-for-sale are carried at fair value with unrealized gains and losses, net of income tax effect, reported as a separate component of stockholders' equity.

Property and Equipment

   Real estate, which includes land, buildings and related improvements owned directly by the Company and through April 19, 2001 BDP (see Note 1), is stated at cost. Buildings and related improvements are depreciated using the straight-line method over their estimated useful lives of 30 to 40 years.

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

Goodwill

   Goodwill, which represents the excess of acquisition costs over the net assets acquired in business combinations, is amortized using the straight-line method over periods of 3 to 5 years. The carrying amount of goodwill is reviewed annually for impairment, when impairment indicators exist, using undiscounted cash flows for the businesses acquired over the remaining amortization periods. Amortization of goodwill amounted to $512,000 for 2001, $633,000 for 2000 and $1.4 million for 1999.

Long-lived Asset Impairment

   Through December 31, 2001, the Company accounted for impairment of its long-lived assets in accordance with SFAS No. 121 "Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company recognizes impairment losses on long-lived assets when indicators of impairment are present and future undiscounted cash flows are insufficient to support the assets' recovery. The amount of the impairment loss is recognized based on fair value using an analysis of discounted cash flows estimated to be derived from the impaired asset.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt SFAS No. 144 in the first quarter of fiscal 2002. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of its operations.

Income Taxes

   The Company accounts for income taxes using the liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting of assets and liabilities at the end of each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                            IDX SYSTEMS CORPORATION

Stock-based Compensation

   The Company generally grants stock options to employees for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of the grant. The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," (the Interpretation or FIN 44), in accounting for its employee stock options. The Company accounts for stock options under APB No. 25 because it believes the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Stock options and other stock-based awards to non-employees are accounted for based on the provisions of SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS No. 133 effective January 1, 2001; the effect of which had no significant impact on its financial condition or results of operations.

   In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations completed after June 30, 2001, which among other things, requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be reviewed for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply SFAS No. 142 beginning in the first quarter of 2002. Management does not expect that the application of SFAS No. 141 or No. 142 will have a significant impact on the results of operations or financial position of the Company.

   In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt SFAS No. 144 in the first quarter of fiscal 2002. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial position or results of its operations.

2.  BUSINESS COMBINATIONS AND DIVESTITURES

   In May 2001, the Company acquired PVI, LLC for approximately $1.0 million. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair market values at the date of acquisition, principally software. There are contingent payments based on a percentage of future sales related to this purchase, however, there have been no sales to date.

   In June 2001, the Company acquired Vogt Management Consulting, Inc. for approximately $1.1 million. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated, principally to goodwill, based on estimated fair market values at the date of acquisition.

                            IDX SYSTEMS CORPORATION

   On January 8, 2001 the Company sold certain operations of ChannelHealth to Allscripts, a leading provider of point-of-care e-prescribing and productivity solutions for physicians. ChannelHealth provides a set of Internet-based clinical and productivity solutions for physicians that brings the power of the Internet to the practice of medicine. IDX retained the operations of the Patient and e-Commerce Channels, which were previously part of Channelhealth Incorporated. In addition to the sale, the Company has entered into a ten-year strategic alliance whereby Allscripts will become the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

   Allscripts acquired ChannelHealth in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro-forma fully diluted basis, of which IDX received approximately 90% or 7.5 million shares of Allscripts stock. The Allscripts shares received are subject to restrictions on any transfer of the securities for a period of one year from the date of the transaction and, after one year, on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month, and under certain circumstances, more favorable sale restrictions may apply. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to restrictions on transfer, resulting in a $35.5 million gain on the transaction. The reported gain is greater than the fair value of the stock received due to the Company's negative carrying value at the time of the sale of the underlying investment in ChannelHealth. IDX accounts for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, IDX has recognized its pro-rata share of Allscripts 2001 losses which resulted in the elimination of the carrying value of this investment during the third quarter of 2001.

   At December 31, 2001 IDX owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. This investment has a market value, which is not currently reflected on the balance sheet, of approximately $24.4 million based on the quoted market price as of December 31, 2001, however, as outlined above the Company's investment is subject to certain sale restrictions.

   IDX records its interest in the losses of Allscripts as a reduction to its investment account. IDX recorded an equity loss during the first nine months of 2001 of $17.6 million on a pre-tax basis which reduced the balance of IDX's investment carrying balance in Allscripts to zero.

   Summary financial information for Allscripts for the years ended December 31, 2001 is as follows (in thousands):

                       Revenue................  $70,754
                       Gross profit...........    4,633
                       Net loss............... (418,931)
                       Current assets.........   64,846
                       Non current assets.....   52,598
                       Current liabilities....   18,485
                       Non current liabilities      325

   ChannelHealth's revenues, net losses and total assets included in the Company's consolidated financial statements were as follows:

                                   Years Ended December 31,
                                   -----------------------
                                      2000          1999
                                    --------      -------
                      Revenues.... $  6,098      $ 1,865
                      Net loss.... $(19,660)     $(5,479)
                      Total assets $ 21,641      $11,744

                            IDX SYSTEMS CORPORATION

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

   On April 1, 1999, the Company acquired an 80% interest in ChannelHealth, Inc., a Massachusetts corporation, for $6.5 million. The acquisition was accounted for under the purchase method. In November 1999, ChannelHealth, Inc. was merged into Channelhealth Incorporated, a Delaware corporation formed by the Company in September 1999.

   On June 23, 1999, the Company acquired all of the assets of DietSite.com, Inc. for $1.5 million. DietSite.com is a website which includes disease-oriented dietary information with extensive proprietary content on diets, vitamins, herbals and nutritionals. The acquisition was accounted for under the purchase method.

   Had these purchase acquisitions occurred as of the beginning of the year in which they occurred, the Company's pro forma operating results would not be materially different than as reported in the accompanying consolidated financial statements.

3.  RESTRUCTURING CHARGES

   On September 28, 2001 the Company announced its plan to restructure and realign its large physician group practice businesses. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company's employees. Though the Company reduced certain expenses in the cost of sales and services and selling, general and administrative areas as a result of the workforce restructuring program, the Company continues to evaluate and invest resources in the development of various products, new opportunities and initiatives that management believes will provide appropriate returns to shareholders. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, in connection with costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million and equipment and leasehold improvement write-offs related to the leased facilities and workforce reduction of $8.8 million. Workforce related accruals, consisting principally of employee severance costs, were based on specific identification of employees to be terminated, along with their job classification and functions, and their location. Substantially all work-force related actions were completed during the fourth quarter of 2001, with the exception of a minimal number of staff assigned to transition teams. As of December 31, 2001, the Company had an accrual balance of $1.7 million related to severance costs and $4.6 million related to leased facilities. Cash expenditures related to these accruals are expected to be approximately $3.7 million in 2002 and approximately $2.4 million thereafter.

   On June 21, 2000 the Company announced the implementation of a restructuring program. The Company halted development and discontinued sales efforts on certain products that had failed to achieve business targets or were deemed non-strategic to the business going forward. As a result, the Company implemented a workforce reduction affecting approximately five percent of the Company's employees. Though the Company reduced certain expenses in the cost of sales and services, selling, general and administrative and research and development areas as a result of the workforce restructuring program, the Company continues to evaluate and invest resources in the development of various products, new opportunities and initiatives that management believes will provide appropriate returns to shareholders. The restructuring program resulted in a charge to

                            IDX SYSTEMS CORPORATION
earnings of approximately $21.0 million in the second quarter of 2000, in connection with costs associated with product discontinuations, principally settlements with existing users, of approximately $16.0 million and employee severance arrangements of approximately $5.0 million. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions, and their location. Substantially all work-force related actions were completed during the third quarter of 2000, with the exception of product related "sunset" support teams. As of December 31, 2001, the Company had a balance of $1.7 million related to accrued restructuring costs. Cash expenditures related to these accruals are estimated to be $928,000. The remaining balance of approximately $772,000 represents a provision for the estimated write-off of accounts receivable that will not affect cash. These write-offs are expected to be finalized by June 30, 2002.

4.  SEGMENT INFORMATION

   The Company is required to disclose segment information in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. Up to and including the first quarter of 1999, the Company has viewed its operations and managed its business as principally one segment, healthcare information solutions that include software, hardware and related services. During the second quarter of 1999, the Company acquired two companies that have separate and distinct financial information and operating characteristics. When applicable, the information for the reportable segments has been reclassified for 2000 and 1999 in order to conform to the 2001 presentation.

   The Company's business units have separate management teams and infrastructures that offer different products and services. Accordingly, these business units have been classified as reportable segments (information systems and services, medical transcription services, and in 2000 and 1999, Internet services and content).

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

   Internet Services and Content: ChannelHealth, a majority owned subsidiary until January 8, 2001, offers three Internet channels that integrate IDX's core practice management systems with extensive Internet-based services and clinically valid content. ChannelHealth services are available to physicians through group practices, hospitals, integrated delivery networks and managed care organizations. This segment is not reported in 2001 as a separate business segment due to the acquisition of ChannelHealth by Allscripts on January 8, 2001.

   Medical Transcription Services: This reportable segment consists of EDiX, a provider of medical transcription outsourcing services. The principal markets for this segment include hospitals and large physician group practices primarily located in the United States.

   The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than

                            IDX SYSTEMS CORPORATION

10% of revenue for any reportable segment, with the exception of EDiX in 2000 and 1999 in which revenues from one major customer amounted to 10.3% and 11.0% of EDiX's total revenue, respectively.

   Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 IDX Healthcare
                                  Information      Channelhealth
                              Systems and Services Incorporated   EDiX     Total
                              -------------------- ------------- -------  --------
                                                 (in thousands)
For the year ended December 31, 2001
Net operating revenues.......       $284,358         $     --    $95,571  $379,929
Operating income (loss)......        (39,431)              --      5,263   (34,168)
Identifiable operating assets        227,403               --     37,919   265,322
For the year ended December 31, 2000
Net operating revenues.......       $263,620         $  6,098    $72,175  $341,893
Operating income (loss)......        (40,572)         (28,880)     3,387   (66,065)
Identifiable operating assets        249,441           21,641     26,409   297,491
For the year ended December 31, 1999
Net operating revenues.......       $292,261         $  1,865    $46,873  $340,999
Operating loss...............           (542)          (7,930)    (4,177)  (12,649)
Identifiable operating assets        242,773           11,744     16,630   271,147

   Corporate headquarter assets and related operating costs are included in IDX Healthcare Information Systems and Services segment information. Substantially all of the Company's operations are in the United States.

5.  SECURITIES AVAILABLE-FOR-SALE

   The following is a summary of securities available-for-sale at December 31, 2001 and 2000:

                                            Gross      Gross
                                          Unrealized Unrealized Estimated
                                   Cost     Gains      Losses   Fair Value
                                  ------- ---------- ---------- ----------
                                               (in thousands)
     December 31, 2001
     U.S. government securities.. $11,439    $ 54       $ --     $11,493
                                  -------    ----      -----     -------
      Total debt securities......  11,439      54         --      11,493
     Tax-deferred municipal funds   2,366      --        (80)      2,286
     Equity securities...........       4      --         --           4
     Money-market funds..........   4,507      --         --       4,507
                                  -------    ----      -----     -------
                                  $18,316    $ 54      $ (80)    $18,290
                                  =======    ====      =====     =======
     December 31, 2000
     U.S. government securities.. $11,554    $ 10       $ --     $11,564
     Other debt securities.......   4,047      55         --       4,102
                                  -------    ----      -----     -------
      Total debt securities......  15,601      65         --      15,666
     Tax-deferred municipal funds  23,728      --        (66)     23,662
     Equity securities...........   5,570      87         --       5,657
     Money-market funds..........   9,341      --         --       9,341
                                  -------    ----      -----     -------
                                  $54,240    $152      $ (66)    $54,326
                                  =======    ====      =====     =======

                            IDX SYSTEMS CORPORATION

   Unrealized gains and losses on securities available-for-sale are recorded, net of any tax effect, as a separate component of stockholders equity. A portion of the Company's investment in a venture capital fund was converted to marketable equity securities, which were sold, resulting in realized gains of $5.8 million and $7.3 million for 2001 and 2000, respectively.

   The amortized cost and estimated fair value of debt securities at December 31, 2001 by contractual maturity, are shown below:

                                                          Estimated
                                                   Cost   Fair Value
                                                  ------- ----------
                                                    (in thousands)
           Due in one year or less............... $17,406  $17,367
           Due after one year through three years     450      456
           Due after three years.................     460      467
                                                  -------  -------
                                                  $18,316  $18,290
                                                  =======  =======

6.  PROPERTY AND EQUIPMENT

   Equipment and leasehold improvements consist of the following:

                                                         December 31,
                                                        ---------------
                                                         2001    2000
                                                        ------- -------
                                                        (in thousands)
         Computer equipment and software............... $65,638 $57,502
         Furniture and fixtures........................   9,833   8,663
         Leasehold improvements........................  10,044  23,415
                                                        ------- -------
                                                         85,515  89,580
         Less accumulated depreciation and amortization  48,164  36,101
                                                        ------- -------
                                                        $37,351 $53,479
                                                        ======= =======
         Real estate consists of the following:
                                                         December 31,
                                                        ---------------
                                                         2001    2000
                                                        ------- -------
                                                        (in thousands)
         Corporate headquarters........................ $40,995 $20,477
         Less accumulated depreciation.................     710   2,366
                                                        ------- -------
                                                        $40,285 $18,111
                                                        ======= =======

7.  OTHER ASSETS

   In February 1996, PHAMIS signed a Distribution Agreement (the Agreement) with Point-of-Care Systems Inc, a software developer of mobile computing solutions for the home healthcare marketplace. In addition, the Company purchased a minority equity interest in this developer for approximately $957,000. During 1997 and 1998, an additional $685,000 was invested by the Company. During 1999, the Company was informed that the legal entity, Point-of-Care Systems Inc., would be dissolved. Accordingly, the total investment of $1,642,000 was written off in the first quarter of 1999 and charged to the IDX healthcare information segment as a loss on investment impairment.

                            IDX SYSTEMS CORPORATION

   A portion of the Company's investment in a venture capital fund was converted to marketable equity securities, which were sold, resulting in realized gains of $5.8 million and $7.3 million for 2001 and 2000, respectively.

8.  ACCRUED EXPENSES

   Accrued expenses consist of the following:

                                                    December 31,
                                                   ---------------
                                                    2001    2000
                                                   ------- -------
                                                   (in thousands)
              Employee compensation and benefits.. $12,161 $14,195
              Restructuring charges...............   7,259   8,905
              Accrued expenses....................   5,630   8,196
              Accrued contractual minimum payments   4,398      --
              Other...............................   6,572   7,310
                                                   ------- -------
                                                   $36,020 $38,606
                                                   ======= =======

9.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

   On January 10, 2000, ChannelHealth sold 2,719,429 shares of Series A Preferred Stock (3,000,000 total authorized shares) to Pequot Private Equity Fund II, L.P. (Pequot) and other investors for a purchase price of $33.1 million. Pequot's ownership interest represented approximately 9.0% of the outstanding shares of stock, on an as converted basis, of ChannelHealth. Under certain circumstances, the Series A Preferred Stock was convertible into common stock of ChannelHealth.

   The Series A Preferred Stock was subject to mandatory conversion in the event of an initial public offering resulting in at least $35.0 million of net proceeds to ChannelHealth and a market capitalization of at least
$500.0 million. The Series A Preferred Stock was also redeemable at the option of the holder commencing on the fifth anniversary of the date of the issuance. Each holder of outstanding shares of Series A Preferred Stock was entitled to the number of votes equal to the number of whole shares into which shares of Series A Preferred Stock held were then convertible. The redemption was equal to $11.80 per share plus any declared but unpaid dividends, payable in three equal installments over three years.

   The redemption provision of the Series A Preferred Stock was satisfied in connection with the ChannelHealth sale transaction on January 8, 2001, described in Note 2 in these financial statements, and accordingly required no use of the Company's cash.

10.  FINANCING ARRANGEMENTS

   The Company has a revolving demand line of credit with a bank allowing the Company to borrow up to $18.0 million bearing interest at the bank's base rate, approximately 4.0% in 2001. This line of credit is subject to certain terms and conditions including the requirement that the Company must maintain deposits with the bank that are in excess of the amounts borrowed. At December 31, 2001 and 2000, the Company had $15.0 million and $0 outstanding, respectively, under this arrangement.

                            IDX SYSTEMS CORPORATION

Operating Leases

   At December 31, 2001, future obligations due under the operating leases for sales and support offices are as follows:

                           Year           Total
                           ----       --------------
                                      (in thousands)
                           2002......    $ 11,026
                           2003......      14,326
                           2004......      13,617
                           2005......      13,895
                           2006......      12,078
                           Thereafter      99,231
                                         --------
                                         $164,173
                                         ========

   Of the $11.0 million due in 2002, $279,000 is due to a related party REP. All other amounts are due to unrelated third parties.

   The Company leased approximately 47% of the office space in a commercial office building owned by HLP (owned and controlled by certain stockholders and key employees of the Company) until July 1999 when the building was sold to an unrelated party. The building lease was assumed by the new owner of the building and lease obligations to this unrelated third party are included in the amounts above. Total rent expense amounted to $10.1 million, $11.1 million and $9.7 million during 2001, 2000 and 1999, respectively. Total rent expense includes $1.6 million in 1999 related to the lease with HLP. Total rent expense includes $557,000, $619,000 and $546,000 in 2001, 2000 and 1999, respectively, related to the leases with REPs.

11.  INCOME TAXES

   The provision for income taxes consists of the following:

                                           2001   2000     1999
                                           ---- --------  -------
                                               (in thousands)
              Currently payable (refundable):
              Federal..................... $100 $(13,790) $(7,506)
              State.......................   87      429     (486)
                                           ---- --------  -------
                                            187  (13,361)  (7,992)
              Deferred provision (benefit)  124   (5,568)   3,763
                                           ---- --------  -------
                                           $311 $(18,929) $(4,229)
                                           ==== ========  =======

   A reconciliation of the federal statutory rate to the effective income tax rate during 2001, 2000 and 1999 is as follows:

                                                        2001    2000   1999
                                                        -----   ----   ----
   Taxes at federal statutory rate.....................  35.0%  35.0%  35.0%
   State taxes, net of federal benefit.................   3.0%   3.0%   5.4%
   Non-deductible costs of acquisition.................   0.0%   0.0%  (8.0)%
   Restructuring charges not benefited................. (30.2)%  0.0%   0.0%
   Non-deductible charges related to sale of subsidiary (15.4)%  0.0%   0.0%
   Other, net..........................................   3.8%  (3.5)%  2.3%
                                                        -----   ----   ----
                                                         (3.8)% 34.5%  34.7%
                                                        =====   ====   ====

                            IDX SYSTEMS CORPORATION

Significant components of the Company's deferred tax assets:

                                                   2001      2000
                                                 --------  --------
                                                   (in thousands)
           Deferred tax assets:
            Net operating loss carryforwards.... $ 15,318  $ 15,318
            Research and experimentation credits    6,446        --
            Allowances and accruals.............    5,561     4,078
            Depreciation........................    3,290     2,367
            Deferred revenue....................    2,157     2,187
                                                 --------  --------
            Total deferred tax assets...........   32,772    23,950
            Valuation allowance.................  (24,264)  (15,318)
                                                 --------  --------
            Net deferred tax assets.............    8,508     8,632
            Less current portion................    7,718     6,265
                                                 --------  --------
                                                 $    790  $  2,367
                                                 ========  ========

   At December 31, 2001, the Company had net operating loss carry forwards
(NOLs) of approximately $38.3 million generated by EDiX and available to offset the Company's future taxable income subject to an annual limitation of $800,000. These NOLs will expire, if not used, during the years 2009 through 2018.

   At December 31, 2001, the Company had research and experimentation credits of approximately $6.4 million available to offset the Company's future tax liabilities subject to limitations. These research and experimentation credits will expire, if not used, during the years 2018 through 2021.

   The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of certain deferred tax assets, principally NOLs and research and experimentation credits, such that a partial valuation allowance has been recorded. The remaining balance is considered recoverable on a more likely than not basis as a result of tax planning strategies related to certain favorable lease rights and unrealized gains on the Company's investment in the common stock of an equity investee. The Company will continue to assess the realization of the deferred tax assets based on available tax planning strategies and actual and forecasted operating results.

   Certain reclassifications have been made to prior year balances to reflect an increase in currently refundable income taxes as a result of the filing of amended income tax returns for prior years.

12.  NET LOSS PER SHARE

   The following sets forth the computation of basic and diluted loss per share:


                                                   2001           2000        1999
                                                  -------       --------    -------
                                                (in thousands, except per share data)
Numerator:
 Net loss...................................... $(8,598)       $(35,968)   $(7,944)
                                                  -------       --------    -------
 Numerator for basic and diluted loss per share $(8,598)       $(35,968)   $(7,944)
                                                  -------       --------    -------
Denominator:
  Denominator for basic loss per share
   weighted-average shares.....................  28,566          28,090     27,723
  Effect of employee stock options.............      --              --         --
                                                  -------       --------    -------
  Denominator for diluted loss per share.......  28,566          28,090     27,723
Basic net loss per share....................... $ (0.30)       $  (1.28)   $ (0.29)
                                                  -------       --------    -------
Diluted net loss per share..................... $ (0.30)       $  (1.28)   $ (0.29)
                                                  =======       ========    =======

                            IDX SYSTEMS CORPORATION

13.  BENEFIT PLANS

Retirement Plans:

  Profit Sharing Retirement Plan

   The Company maintains a profit sharing retirement plan for all IDX employees meeting age and service requirements. Contributions to the plan are discretionary, as determined by the Board of Directors. The Company expects to continue the plan indefinitely; however, IDX has reserved the right to modify, amend or terminate the plan. For the years ended December 31, 2001, 2000 and 1999, the Company has expensed $161,000, $3,572,000, and $0, respectively.

  401(K) Retirement Savings Plan

   Under the plan, employees are eligible to participate in the plan on the first day of the month following the date of employment. The Company matches participant contributions up to 3%. Matching contributions to the plan were $3.1 million, $3.3 million and $3.3 million for the year ended December 31, 2001, 2000 and 1999, respectively.

  Stock Purchase Plan

   In September 1995, IDX's Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan, as amended in July 1997 and May 2001, (the
ESPP) under which eligible employees may purchase Common Stock at a price per share equal to 85% of the lower of the fair market value of the Common Stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee's compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 2,100,000 shares of Common Stock have been reserved for issuance under the ESPP, which is an increase of 700,000 shares from December 31, 2000. During the years ended December 31, 2001, 2000, and 1999, an aggregate of approximately 279,000, 378,000, and 125,000 shares, respectively, were purchased under the ESPP. No additional shares of stock were issued under the ESPP subsequent to the end of the year. The Company has approximately 1,009,000 additional shares of common stock available for issuance pursuant to the ESPP.

Stock Option Plans:

  IDX Option Plans

   During 1985 and 1994, the Company established incentive stock option plans providing for the grant of options for the issuance of 959,540 and 183,200 shares, respectively, of Common Stock. Options were granted at fair market value at the time of grant and became immediately exercisable at the time of the initial public offering. The options expire on the tenth anniversary of the date of the grant or upon termination of employment. The 1994 Plan was terminated upon the completion of the initial public offering. The 1985 Plan was terminated for purposes of prospective eligibility in March 1995. At December 31, 2001, options to purchase 27,750 and 43,616 shares of Common Stock were outstanding and exercisable under the 1994 Plan and the 1985 Plan, respectively.

   In September 1995, the Company's stockholders approved the 1995 Stock Option Plan as amended in July 1997 and May 2001, (the 1995 Option Plan). The 1995 Option Plan provides for the grant of stock options to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1995 Option Plan,

                            IDX SYSTEMS CORPORATION
the Company may grant options that are intended to qualify as incentive stock options under provisions of the Internal Revenue Code or options not intended to qualify as incentive stock options. The option grants, exercise price, vesting and expiration are authorized by a compensation committee comprised of certain of the Company's directors. A total of 8,500,000 shares of Common Stock may be issued upon the exercise of options granted under the 1995 Option Plan. At December 31, 2001, options to purchase 3,826,113 shares of Common Stock were outstanding under the 1995 Option Plan, of which 1,638,313 were exercisable.

   In September 1995, IDX's Board of Directors approved the 1995 Director Stock Option Plan, as amended, in May 1997, July 1997, and May 2001, (the IDX Director Plan), which provides that each non-employee director of the Company be granted an option to acquire 2,000 shares of Common Stock on the date that person becomes a director but, in any event, not earlier than the effective date of the IDX Director Plan. In addition, options are granted periodically to members of the Board of Directors. Options are granted at a price equal to the fair market value on the date of grant. The option becomes exercisable on the first anniversary of the date of grant, and the term of the option is ten years from the date of grant. The Company has reserved 160,000 shares of Common Stock for issuance under the IDX Director Plan. At December 31, 2001, options to purchase 80,061 shares of Common Stock were outstanding under the IDX Director Plan, of which 60,346 were exercisable.

Phamis Stock Option Plans

   Options to purchase shares of PHAMIS Common Stock under the PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan (the 1983 Option Plan), the PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan (the 1993 Option Plan) and the PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan (the PHAMIS Director Plan) which were outstanding at the effective date of the acquisition of PHAMIS by IDX in 1997 were effectively assumed by IDX based on the exchange ratio of .73 shares of IDX Common Stock for each share of PHAMIS Common Stock. Pursuant to the terms of the aforementioned plans, all unvested and unexercisable option grants were fully vested and became exercisable immediately prior to the acquisition. The aforementioned PHAMIS plans were terminated for purposes of prospective eligibility at the effective time of the acquisition. At December 31, 2001, options to purchase 3,611, 60,063 and 3,650 shares of IDX Common Stock were outstanding and exercisable under the 1983 Option Plan, the 1993 Option Plan and the PHAMIS Director Plan, respectively.

Stock-based Compensation

   Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and shares issued pursuant to the ESPP under the fair value method of that Statement. The fair value for these options and shares issued pursuant to the ESPP were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                      Options            ESPP
                                 ----------------  ----------------
                                 2001  2000  1999  2001  2000  1999
                                 ----  ----  ----  ----  ----  ----
           Expected life (years)  4.0   4.0   4.0   0.5   0.5   0.5
           Interest rate........  3.5%  5.8%  5.9%  1.8%  4.8%  5.7%
           Volatility........... 52.4% 77.6% 74.6% 52.4% 77.6% 74.6%
           Dividend yield.......  0.0%  0.0%  0.0%  0.0%  0.0%  0.0%

                            IDX SYSTEMS CORPORATION

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

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for net loss per share information):

                                          2001      2000      1999
                                        --------  --------  --------
           Pro forma net loss.......... $(14,327) $(41,946) $(13,136)
           Pro forma net loss per share $  (0.50) $  (1.49) $  (0.47)

   The effects on 2001, 2000 and 1999 pro-forma net loss and net loss per share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented include only stock options granted under the Company's plans subsequent to the adoption of SFAS No. 123 in 1996.

   A summary of the Company's stock option activity, and related information for the three years ended December 31 follows:

                                       2001                 2000                 1999
                               -------------------- -------------------- --------------------
                                          Weighted-            Weighted-            Weighted-
                                           Average              Average              Average
                                          Exercise             Exercise             Exercise
                                Options     Price    Options     Price    Options     Price
                               ---------  --------- ---------  --------- ---------  ---------
Outstanding at beginning of
  year........................ 3,370,900   $20.60   2,605,886   $22.77   1,889,019   $26.36
Granted....................... 1,042,478   $16.24   1,508,060   $18.45   1,098,009   $14.33
Exercised.....................   (80,590)  $10.67    (206,120)  $15.17    (234,642)  $ 5.75
Forfeited.....................  (288,124)  $22.71    (536,926)  $25.89    (146,500)  $33.12
                               ---------   ------   ---------   ------   ---------   ------
Outstanding at end of year.... 4,044,664   $19.52   3,370,900   $20.60   2,605,886   $22.77
                               ---------   ------   ---------   ------   ---------   ------
Exercisable at end of year.... 1,837,299   $22.32   1,346,099   $23.74   1,155,276   $23.00
                               ---------   ------   ---------   ------   ---------   ------
Weighted-average fair value of
  options granted during the
  year........................             $ 7.10               $11.29               $ 8.53
                                           ======               ======               ======
Available for future grants... 4,288,400              965,319            1,936,453
                               =========            =========            =========

                            IDX SYSTEMS CORPORATION

   The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2001:

                          Options Outstanding              Options Exercisable
                        -----------------------           ---------------------
                                     Weighted-
                                      Average   Weighted-             Weighted-
                                     Remaining   Average               Average
                          Number    Contractual Exercise    Number    Exercise
Range of Exercise Price Outstanding    Life       Price   Exercisable   Price
----------------------- ----------- ----------- --------- ----------- ---------
    $ 4.32--$12.61.....    245,616  7.41 years   $ 9.44       87,966   $ 5.73
    $13.01--$15.88.....  1,120,596  8.09 years   $14.33      514,597   $13.84
    $16.02--$17.75.....  1,303,531  8.80 years   $16.88      214,190   $16.63
    $17.78--$31.56.....  1,144,629  6.01 years   $26.49      849,633   $27.84
    $31.63--$51.19.....    230,292  6.87 years   $35.92      170,913   $36.09
                         ---------  ----------   ------    ---------   ------
                         4,044,664                         1,837,299
                         =========                         =========

14.  COMMITMENTS AND CONTINGENCIES

   On January 18, 2001, the Company commenced a lawsuit against Epic Systems Corporation ("Epic"), a competitor of the Company, the University of Wisconsin Medical Foundation (the Foundation), and two individuals, claiming, among other things, that trade secrets of the Company involving its IDXtend medical group practice system were wrongfully disclosed to, and misappropriated by, Epic, in a series of meetings that took place in 1998 and 1999. The defendants deny the Company's claims. The Company's lawsuit seeks damages and injunctive relief and was brought in the United States District Court for the Western District of Wisconsin and is entitled, IDX Systems Corporation v. Epic Systems Corporation, et al. The Foundation brought a counterclaim against the Company claiming that its lawsuit interferes with a contract between the Foundation and Epic, and that the confidentiality provisions in IDX's contracts with the Foundation are invalid. The counterclaim seeks damages and declaratory judgment. The Company denies the counterclaim.

   Subsequently, Epic filed an Answer denying the essential elements of the Company's claims, and asserted counterclaims against the Company. Epic alleges that the Company's claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the Company allegedly possesses monopoly power in the U.S. market for medical practice information systems. Epic also claims that this same alleged conduct constitutes intentional interference with its contract with the Foundation. The counterclaim seeks treble damages. The Company denies the counterclaims. On July 31, 2001, the Company's lawsuit against Epic, the Foundation and the individuals was dismissed and the counterclaims of Epic and the Foundation were dismissed. The Company appealed the dismissal of its lawsuit to the United States Court of Appeals, and Epic appealed the dismissal of its counterclaims. Appellate argument was heard by the United States Court of Appeals for the Seventh Circuit on January 24, 2002. The Company expects to receive a decision in the future.

   In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System ("SJHS"), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover". The Company believes the claims of SJHS are

                            IDX SYSTEMS CORPORATION
without merit and continues to vigorously defend itself and prosecute its own claims for damages, which the Company believes may exceed approximately $9 million. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

   From time to time, The Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information including, as applicable, the Company's defenses and insurance coverage and as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect the Company's business, financial condition or results of operations.

15.  QUARTERLY INFORMATION (UNAUDITED)

   A summary of operating results for the quarterly periods in the two years ended December 31, 2001 is set forth below:

                                                        Quarter ended
                                    -----------------------------------------------------
                                    March 31  June 30   September 30 December 31  Total
                                    --------  --------  ------------ ----------- --------
                                           (in thousands, except per share amounts)
Year ended December 31, 2001
Total revenues..................... $ 91,809  $101,393    $ 86,599    $100,128   $379,929
Gross profit.......................   28,461    36,301      20,815      31,267    116,844
Net income (loss)..................   19,760    (2,277)    (12,233)    (13,848)    (8,598)
Net income (loss) per share-basic.. $   0.69  $  (0.08)   $  (0.43)   $  (0.48)  $  (0.30)
Net income (loss) per share-diluted $   0.68  $  (0.08)   $  (0.43)   $  (0.48)  $  (0.30)
Year ended December 31, 2000
Total revenues..................... $ 76,722  $ 79,596    $ 87,578    $ 97,997   $341,893
Gross profit.......................   21,562    18,936      26,896      30,415     97,809
Net income (loss)..................  (10,499)  (22,023)     (4,777)      1,331    (35,968)
Net income (loss) per share-basic.. $  (0.38) $  (0.79)   $  (0.17)   $   0.05   $  (1.28)
Net income (loss) per share-diluted $  (0.38) $  (0.79)   $  (0.17)   $   0.05   $  (1.28)

   The results of operations for the periods presented above include certain significant pre-tax charges and gains in the following periods as described below:

2001

   A gain on sale of an investment in ChannelHealth of $35.5 million during the first quarter, a realized gain on investment in an unrelated entity of $5.8 million during the first quarter, a charge of $19.5 million related to a restructuring program during the fourth quarter, and the equity in the loss of an unconsolidated affiliate of $6.0 million, $5.5 million and $6.1 million during the first, second and third quarters, respectively.

2000

   A $5.8 million loss on impairment of goodwill associated with ChannelHealth, Inc. during the first quarter, charges of $21.0 million related to a product discontinuance and restructuring program during the second quarter and a realized gain on investment in an unrelated entity of $7.3 million in the fourth quarter.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
IDX Systems Corporation

   We have audited the accompanying consolidated balance sheets of IDX Systems Corporation, as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDX Systems Corporation, at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /S/ ERNST & YOUNG LLP

Boston, Massachusetts
February 4, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

   Certain information required by Part III of this Form 10-K is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

1. Consolidated Balance Sheets at December 31, 2001 and 2000.
   Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.
   Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.
   Notes to Consolidated Financial Statements.
   Report of Independent Auditors.

2. The consolidated financial statement Schedule II is as follows: All other schedules are omitted, as the information required is either presented in the consolidated financial statements or is inapplicable.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                           Deductions-
                                                                            Bad Debts
                                        Balance at  Charged to             Written-Off Balance at
                                       Beginning of Costs and  Deductions-   Net of      End of
Description                               Period     Expenses   Other ##   Collections   Period
-----------                            ------------ ---------- ----------- ----------- ----------
Year ended December 31, 2001 Allowance
  for doubtful accounts...............  $4,297,000  $2,382,000  $500,000   $2,023,000  $4,156,000
Year ended December 31, 2000 Allowance
  for doubtful accounts...............  $3,300,000  $2,918,000        --   $1,921,000  $4,297,000
Year ended December 31, 1999 Allowance
  for doubtful accounts...............  $2,615,000  $  685,000        --           --  $3,300,000

--------
## Reduction in the allowance for doubtful accounts related to the sale of ChannelHealth.

3. The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10K.

   On October 2, 2001, the Company filed a report on Form 8-K, reporting a news release dated September 28, 2001, updating the guidance for the 2001 fiscal year.

                                  SIGNATURES

   Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2002.

                                          IDX SYSTEMS CORPORATION

                                          By:
                                                /s/  RICHARD E. TARRANT
                                            -----------------------------------
                                                  Richard E. Tarrant,
                                                Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----

   /s/  RICHARD E. TARRANT    Chief Executive                March 26, 2002
-----------------------------   Officer and Director
     Richard E. Tarrant         (Principal Executive
                                 Officer)

      /s/  JOHN A. KANE       Senior Vice President, Finance March 26, 2002
-----------------------------   and Administration, Chief
        John A. Kane            Financial Officer and
                                 Treasurer
                                (Principal Financial and
                                Accounting Officer)

     /s/  HENRY M. TUFO       Director                       March 26, 2002
-----------------------------
     Henry M. Tufo, M.D.

    /s/  ROBERT H. HOEHL      Director                       March 26, 2002
-----------------------------
       Robert H. Hoehl

    /s/  STUART H. ALTMAN     Director                       March 26, 2002
-----------------------------
   Stuart H. Altman, Ph.D.

    /s/  MARK F. WHEELER      Director                       March 26, 2002
-----------------------------
       Mark F. Wheeler

      /s/  ALLEN MARTIN       Director                       March 26, 2002
-----------------------------
        Allen Martin

    /s/  DAVID P. HUNTER      Director                       March 26, 2002
-----------------------------
       David P. Hunter

                                  EXHIBIT INDEX

   The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No. Description
----------- -----------
   3.1*     Second Amended and Restated Articles of Incorporation.
   3.2*     Second Amended and Restated Bylaws.
   4.1*     Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant.
  10.1#*    1985 Incentive Stock Option Plan.
  10.2#*    1994 Incentive Stock Option Plan.
  10.6#*    Description of Registrant's Executive Bonus Plan.
  10.10#*   Employment, Noncompetition and Nondisclosure Agreement between the Registrant and Richard
            E. Tarrant.
  10.13#*   Employment, Noncompetition and Nondisclosure Agreement between the Registrant and James H.
            Crook, Jr. dated September 19, 1995
  10.14#*   Agreement between the Registrant and Robert F. Galin dated April 5, 1982.
  10.15#*   Employment Agreement between the Registrant and John A. Kane dated October 15, 1984.
  10.16*    Redemption Agreement between the Registrant, Richard E. Tarrant and Robert H. Hoehl dated as of April 1, 1993.
  10.17*    First Amendment to Redemption Agreement between the Registrant, Richard E. Tarrant and
            Robert H. Hoehl dated September 19, 1995.
  10.18*    Amended and Restated Certificate and Agreement of Limited Partnership of 4901 LBJ Limited
            Partnership between the Registrant and Richard E. Tarrant, Robert H. Hoehl, Paul L. Egerman,
            John A. Kane, Robert F. Galin and certain of the Registrant's employees dated as of April 1, 1992, as amended on July 1, 1993.
  10.19*    Lease Agreement between the Registrant and 4901 LBJ Limited Partnership dated as of April 7,
            1992.
  10.20*    Indenture of Lease between the Registrant and IDS Realty Trust dated as of December 1, 1981, as amended on June 29, 1995.
  10.21*    Lease Agreement between the Registrant and BDP Realty Associates relating to 1500 Shelburne
            Road dated July 6, 1979.
  10.24*    Reimbursement Agreement among the Registrant, BDP Realty Associates and State Street Bank
            and Trust Company dated as of January 25, 1993.
  10.25*    Agreement of Lease between the Registrant and Huntington Avenue Limited Partnership dated as of April 13, 1994, as amended through January 1, 1995.
  10.26*    Guaranty Release Agreement relating to 116 Huntington Avenue.
  10.27*    Option Agreement between the Registrant and BDP Realty Associates.
  10.28*    Tax Indemnification Agreement between the Registrant and the stockholders listed on Schedule A thereto.
  10.36+    Agreement and Plan of Merger dated as of March 25, 1997 by and among the Registrant, Penguin
            Acquisition Corporation and PHAMIS, Inc.
  10.37#@   PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option
            Plan
  10.38#@   PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan as amended through
            May 14, 1996.
  10.39#@   PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan as amended through January 1,
            1996.
  10.40#@   PHAMIS, Inc. Salary Savings and Deferral Plan and Trust as amended through February 22, 1996.
  10.42#    Amended and Restated Lease Agreement between BDP Realty Associates and IDX Systems
            Corporation relating to 1400 Shelburne Road (now known as 40 IDX Drive) dated as of November
            1, 1997.

Exhibit No. Description
----------- -----------
   10.44^   Specimens of Stock Option Agreements under the 1995 Stock Option Plan.
   10.45^   Third Addendum to Lease Agreement between 4901 LBJ Limited Partnership and IDX Systems
            Corporation dated as of February 1, 1998.
   10.46&   Second Addendum to Lease Agreement between 4901 LBJ Limited Partnership and IDX Systems
            Corporation dated April 21, 1997.
   10.47&   Third Amendment to Lease between Huntington Avenue Limited Partnership and IDX Systems
            Corporation.
   10.48&   Fourth Amendment to Lease between Huntington Avenue Limited Partnership and IDX Systems
            Corporation.
   10.50(   Letter Agreement between BDP Realty Associates and IDX Systems Corporation dated as of
            March 23, 1999.
   10.51(   Lease Extension between IDS Realty Trust and IDX Systems Corporation dated as of June 15,
            1998 and executed April 12, 1999.
   10.52)   Sample Indemnification Agreement signed by all Directors and Officers as of September 13, 1999.
   10.53=   Series A Convertible Preferred Stock Purchase Agreement by and between Channelhealth
            Incorporated, IDX Systems Corporation and Purchasers named on Schedule I dated as of
            January 10, 2000.
   10.54[   Stock Restriction and Voting Agreement by and among Richard E. Tarrant and Amy E. Tarrant effective April 29, 1999 and executed June 8, 2000.
   10.55%   Stock Rights and Restriction Agreement between Allscripts Healthcare Solutions, Inc. and IDX
            Systems Corporation dated as of January 8, 2001.
   10.56%   Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX
            Systems Corporation dated as of January 8, 2001.
   10.57%   Stock Option Agreement by and between IDX Systems Corporation and James H. Crook, Jr. dated as of October 16, 2000.
   10.58!   Employment, Noncompetition and Nondisclosure Agreement by and between the Company and
            Lawrence A. Krassner dated as of June 11, 2001.
   10.59!   1995 Stock Option Plan as amended through May 21, 2001.
   10.60!   1995 Employee Stock Purchase Plan as amended through May 21, 2001.
   10.61!   1995 Director Stock Option Plan as amended through May 21, 2001.
   10.62?   Second Amendment to Redemption Agreement by and among the Company, Richard E. Tarrant and Robert H. Hoehl and other shareholders dated as of September 13, 2001.
   10.63~   Joinder, dated September 30, 2001, by and among Allscripts Healthcare Solutions, Inc., IDX
            Systems Corporation and IDX Investment Corporation.
   21.1     Subsidiaries
   23.1     Consent of Ernst & Young LLP
   23.2     Consent of KPMG LLP regarding Allscripts Healthcare Solutions, Inc.
   99.1     Consolidated Financial Statements for Allscripts Healthcare Solutions, Inc (incorporated by reference to Allscripts Healthcare Solutions, Inc. financial statements included in its report on
            Form 10-K, filed on or before April 1, 2002.

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

(less than) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
& Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.
$ Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.
( Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.
) Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
= Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
[ Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
% Incorporated herein by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
! Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
? Incorporated herein by reference from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.
~ Incorporated herein by reference from the Company's Report on Amendment No. 1 to Schedule 13D for the event of January 10, 2002.