Form 10-Q
period 2002-03-31
IDX SYSTEMS CORP
filed 2002-05-10
CIK 1001185

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
The number of shares outstanding of the registrant's common stock as of May 3, 2002 was 28,861,187.
================================================================================

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Period Ended March 31, 2002


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1.   Interim Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets .............................3
         Condensed Consolidated Statements of Operations ...................4
         Condensed Consolidated Statements of Cash Flows ...................5
         Notes to Condensed Consolidated Financial Statements ..............6
         Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................13
         Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk .....................................................25

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ........................................26
         Item 2.  Changes In Securities and Use of Proceeds.................27
         Item 3.  Defaults Upon Senior Securities ..........................27
         Item 4.  Submission of Matters to a Vote of Security Holders ......27
         Item 5.  Other Information ........................................27
         Item 6.  Exhibits And Reports On Form 8-K .........................27


SIGNATURES..................................................................28


EXHIBIT INDEX...............................................................29

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

                            IDX SYSTEMS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                              MARCH 31,           DECEMBER 31,
                                                2002                  2001
                                              ---------           ------------
                                              (unaudited)         (audited)

ASSETS
Cash and marketable securities                $   48,841          $  56,373
Accounts receivable, net                         103,576             95,478
Refundable income taxes                            9,143             12,100
Prepaid and other current assets                   7,713              6,189
Deferred tax asset                                 7,718              7,718
                                              ----------          ---------
TOTAL CURRENT ASSETS                             176,991            177,858

Property and equipment, net                       78,806             77,636
Capitalized software costs, net                    2,493              2,055
Goodwill, net                                      1,511              1,391
Other assets                                       5,649              5,592
Deferred tax asset                                   790                790
                                              ----------          ---------
TOTAL ASSETS                                  $  266,240          $ 265,322
                                              ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and
  other liabilities                           $  45,093           $  51,963
Deferred revenue                                 20,117              20,361
Notes payable to bank                            18,727              15,000
                                              ---------           ---------
TOTAL CURRENT LIABILITIES                        83,937              87,324

Stockholders' equity                            182,303             177,998
                                              ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 266,240           $ 265,322
                                              =========           =========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                            IDX SYSTEMS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                               ---------------------------------
                                                  2002                2001
                                               ----------          -------------

REVENUES
Systems sales                                  $  27,216           $  26,162
Maintenance and service fees                      77,409              65,647
                                               ---------           ---------

TOTAL REVENUES                                   104,625              91,809

OPERATING EXPENSES
Cost of systems sales                              9,224              11,329
Cost of maintenance and services                  59,666              52,019
Selling, general and administrative               21,990              18,951
Software development costs                        12,134              10,501
                                               ---------           ---------

TOTAL OPERATING EXPENSE                          103,014              92,800
                                               ---------           ---------

Operating income (loss)                            1,611                (991)

OTHER INCOME
Other income                                         276                 684
Gain on sale of investment in subsidiary           4,273              35,546
Gain on investment                                     -               5,849
                                                --------           ---------
TOTAL OTHER INCOME                                 4,549              42,079
                                                --------           ---------
Income before income taxes and equity in
  loss of unconsolidated affiliate                 6,160              41,088

Equity in loss of unconsolidated affiliate             -              (6,051)
Income tax provision                              (2,033)            (15,277)
                                                ---------          ---------

NET INCOME                                      $  4,127           $  19,760
                                                ========           =========

BASIC EARNINGS PER SHARE                        $   0.14           $    0.69
                                                ========           =========

Basic weighted average shares outstanding         28,841              28,434
                                                ========           =========
DILUTED EARNINGS PER SHARE                      $   0.14           $    0.68
                                                ========           =========
Diluted weighted average shares outstanding       29,015              28,871
                                                ========           =========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                            IDX SYSTEMS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                  THREE MONTHS ENDED
                                                         MARCH 31,
                                                  2002             2001
                                                  ----             ----

OPERATING ACTIVITIES:
Net income                                        $   4,127        $   19,760
Adjustments to reconcile net income
  to net cash used in operating activities:
     Depreciation                                     3,826             3,751
     Amortization                                       432                83
     Deferred tax provision                               -             4,316
     Increase in allowance for doubtful
       accounts                                         444               612
     Minority interest                                    -               245
     Gain on investment                                   -            (5,849)
     Equity in loss of unconsolidated affiliate           -             6,051
     Gain on sale of investment in subsidiary        (4,273)          (35,546)
     Loss on disposition of assets                        -               404
     Changes in operating assets and liabilities:
         Accounts receivable                         (8,544)            2,075
         Prepaid expenses and other assets           (2,576)           (2,390)
         Accounts payable and accrued expenses       (2,598)           (6,730)
         Federal and state income taxes               2,957            11,914
         Deferred revenue                              (244)             (133)
                                                  ----------       -----------
         Net cash used in operating activities       (6,449)           (1,437)

INVESTING ACTIVITIES:
Purchase of property and equipment, net              (4,994)           (5,374)
Purchase of securities available-for-sale            (6,051)          (22,231)
Proceeds from sale of securities available-
  for-sale                                           15,006            15,925
Proceeds from sale of investment                          -            11,282
Other assets                                              -                 -
                                                  ----------       -----------
          Net cash provided by (used in)
            investing activities                      3,961              (398)

FINANCING ACTIVITIES:
Proceeds from sale of common stock                      171               747
Proceeds from notes payable to bank                   3,727                 -
                                                  ----------       -----------
          Net cash provided by financing
            activities                                3,898               747
                                                  ----------       -----------

Increase (decrease) in cash and cash equivalents      1,410            (1,088)

Cash and cash equivalents at beginning of period     38,083            16,357
                                                  ----------       -----------
Cash and cash equivalents at end of period           39,493            15,269
Securities available-for-sale                         9,348            49,334
                                                  ----------       -----------
Total cash and securities available-for-sale      $  48,841        $   64,603
                                                  ==========       ===========

Noncash investing activities:
Fair value of stock received from sale of
  investment in subsidiary                       $        -        $   17,624


          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments) have been made to provide a fair presentation. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission.


Note 2 - New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations completed after June 30, 2001, which among other things, requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be reviewed for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 141 and SFAS No. 142 and has determined that they had no significant impact on its financial condition or results of operations. Accordingly, pro forma results of IDX for the quarter ended March 31, 2001 have not been presented to reflect the impact of SFAS No. 142, had the standard been adopted on January 1, 2001.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt SFAS No. 144 in the first quarter of fiscal 2002. The Company has adopted SFAS No. 144 effective January 1, 2002 and has determined that it had no significant impact on its financial condition or results of operations.



Note 3 - Deconsolidation and Acquisitions

Through April 19, 2001, the Company's consolidated financial statements included the accounts of the Company and BDP Realty Associates (BDP), a real estate trust owned by certain stockholders and key employees of the Company whose real estate was leased exclusively by the Company. Effective with the date of the acquisition of the Company's corporate headquarters from BDP, the Company has deconsolidated BDP and eliminated the net assets, principally real estate and a minority interest, included in the Company's consolidated balance sheet as of that date. The Company's corporate headquarters were purchased from BDP for cash, at the fair market value as determined by independent appraisers, for approximately $15.0 million in the second quarter of 2001. This amount has been recorded as property and equipment.

In May 2001, the Company acquired PVI, LLC for approximately $1.0 million. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair market values of PVI, LLC's assets at the date of acquisition, principally to software. There are contingent payments based on a percentage of future sales related to this purchase, however, there have been no sales to date.

In June 2001, the Company acquired Vogt Management Consulting, Inc. for approximately $1.1 million. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated, principally to goodwill, based on estimated fair market values of Vogt Management Consulting, Inc.'s assets at the date of acquisition.

Had these purchase acquisitions occurred as of the beginning of the year in which they occurred, the Company's pro forma operating results would not be materially different than as reported in the accompanying consolidated financial statements.


Note 4 - Restructuring Charges

On September 28, 2001, the Company announced its plan to restructure and realign its large physician group practice businesses. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company's employees. Though the Company reduced certain expenses in the cost of sales and services and selling, general and administrative areas as a result of the workforce restructuring program, the Company continues to evaluate and invest resources in the development of various products, new opportunities and initiatives that management believes will provide appropriate returns to shareholders. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, in connection with costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million and equipment and leasehold improvement write-offs related to the leased facilities and workforce reduction of $8.8 million. Workforce related accruals, consisting principally of employee severance costs, were based on specific identification of employees to be terminated, along with their job classification and functions, and their location. Substantially all work-force related actions were completed during the fourth quarter of 2001, with the exception of a minimal number of staff assigned to transition teams. As of March 31, 2002, the Company had an accrual balance of $4.1 million related to leased facilities. Cash expenditures related to these accruals are expected to be approximately $1.7 million in 2002 and approximately $2.4 million thereafter.

On June 21, 2000, the Company recorded an expense related to a restructuring program. As of March 31, 2002, the Company had an accrued expense balance of $670,000 related to restructuring costs.

Note 5 - Sale of Investment in Subsidiary and Other Related Matters

On January 8, 2001, the Company sold certain operations of its majority owned subsidiary, ChannelHealth Incorporated to Allscripts Healthcare Solutions, Inc., a leading provider of point-of-care e-prescribing and productivity solutions for physicians. ChannelHealth provided a set of Internet-based clinical and productivity solutions for physicians. IDX retained the operations of the Patient and e-Commerce Channels, which were previously part of Channelhealth. In addition to the sale, the Company has entered into a ten-year strategic alliance whereby Allscripts will become the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

Allscripts acquired ChannelHealth in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro-forma fully diluted basis, of which IDX received approximately 90% or 7.5 million shares of Allscripts stock. The Allscripts shares received are subject to restrictions on any transfer of the securities for a period of one year from the date of the transaction and, after one year, on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month and, under certain circumstances, more favorable sale restrictions may apply. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to restrictions on transfer, resulting in a $35.5 million gain on the transaction. The reported gain is greater than the fair market value of the stock received due to the Company's negative carrying value at the time of the sale of the underlying investment in ChannelHealth. Pursuant to the strategic alliance agreement, IDX had guaranteed that Allscripts will have gross revenues resulting from the alliance (less any commissions paid to IDX) of at least $4.5 million for fiscal year 2001. IDX accrued the $4.5 million liability as of the date of the transaction. IDX and Allscripts have finalized the analysis related to the Allscripts 2001 eligible gross revenues guarantee and accordingly, IDX has recognized an additional gain on the sale of Channelhealth of $4.3 million during the first three months of 2002. IDX accounts for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, IDX has recognized its pro-rata share of Allscripts 2001 losses which resulted in the elimination of the carrying value of this investment during the third quarter of 2001. IDX recorded an equity loss during 2001 of $17.6 million, including $6.1 million during the first quarter of 2001.

At March 31, 2002, IDX owns approximately 20% of the outstanding common stock of Allscripts and accounts for its investment under the equity method of accounting. This investment has a market value, which is not currently reflected on the balance sheet, of approximately $47.2 million based on the quoted market price as of March 31, 2002, however, as outlined above, the Company's investment is subject to certain sale restrictions.


Summary audited financial information for Allscripts for the year ended December 31, 2001 is as follows in thousands:

      Revenue                               $    70,754
      Gross profit                                4,633
      Net loss                                 (418,931)


      Current assets                             64,846
      Non current assets                         52,598
      Current liabilities                        18,485
      Non current liabilities                       325





Summary unaudited financial information for Allscripts for the three months ended March 31, 2002 and 2001 is as follows in thousands:

                                     2002                   2001
                                     ----                   ----

       Revenue                       $18,773                $16,599
       Gross profit                    3,822                  1,011
       Net loss                       (6,024)               (30,801)



Note 6 - Subsequent Event

In April 2002, the Company invested $7.5 million in a strategic partner, Stentor, Inc. This investment will be carried at cost. Stentor, Inc., a California based medical informatics company, is a world leader in medical image and information management.

Note 7 - Income Taxes

The 2002 effective tax rate is lower than the statutory rate, primarily the result of research credits. The 2001 effective tax rate was higher than the statutory rate principally due to the non-deductible nature of certain costs related to the sale of ChannelHealth. The net deferred tax assets as of March 31, 2002 of approximately $8.5 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.


Note 8 - Segment Information

The Company is required to disclose segment information in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as principally two segments, healthcare information solutions that include software, hardware and related services and medical transcription services.

The Company's business units have separate management teams and infrastructures that offer different products and services. Accordingly, these business units have been classified as reportable segments.

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

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment.

Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                    MEDICAL
                                    INFORMATION     DICTATION AND
                                    SYSTEMS AND     TRANSCRIPTION
                                    SERVICES         SERVICES         TOTAL
                                    -----------     --------------    -----

FOR THE THREE MONTHS ENDED
  MARCH 31, 2002
Net operating revenues              $ 77,677        $ 26,948          $ 104,625
Operating income                         777             834              1,611
Income  (loss)  before  income
  taxes and equity in loss
  of unconsolidated affiliate          6,196             (36)             6,160
Identifiable operating assets        226,995          39,245            266,240


FOR THE THREE MONTHS ENDED
  MARCH 31, 2001
Net operating revenues              $ 69,786        $ 22,023           $ 91,809
Operating income (loss)               (1,864)            873               (991)
Income before income taxes and
   equity in loss of
   unconsolidated affiliate           34,910             127             35,037
Identifiable operating assets        258,058          30,474            288,532


Corporate headquarter assets and related operating costs are included in IDX Healthcare Information Systems and Services segment information. Substantially all of the Company's operations are in the United States.

Note 9 - Comprehensive Income

Total comprehensive income for the quarter ended March 31, 2002 amounted to $4.1 million compared to a comprehensive income of $19.7 million for the same period in 2001. Comprehensive income/loss includes unrealized gains or losses on the Company's available-for-sale securities that are included as a component of stockholders' equity.

Note 10 - Earnings Per Share Information

The following sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                               March 31,

                                                       2002           2001
                                                       ----           ----

   Numerator:
     Net income                                        $  4,127       $ 19,760
                                                       --------       --------
   Numerator for basic and diluted
     income per share                                  $  4,127       $ 19,760
                                                       ========       ========

   Denominator:

     Basic weighted-average shares outstanding         28, 841         28,434
     Effect of employee stock options                      174            437
                                                     ---------------------------

Denominator for diluted income per share                29,015         28,871
                                                        ------         ------
   Basic income per share                              $   .14        $   .69
                                                       =======        =======
   Diluted income per share                            $   .14        $   .68
                                                       =======        =======


Note 11 - Legal Proceedings

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

Subsequently, Epic filed an Answer denying the essential elements of the Company's claims, and asserted counterclaims against the Company. Epic alleges that the Company's claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the Company allegedly possesses monopoly power in the U.S. market for medical practice information systems. Epic also claims that this same alleged conduct constitutes intentional interference with its contract with the Foundation. The counterclaim seeks treble damages. The Company denies the counterclaims. On July 31, 2001, the Company's lawsuit against Epic, the Foundation and the individuals was dismissed and the counterclaims of Epic and the Foundation were dismissed. The Company appealed the dismissal of its lawsuit to the United States Court of Appeals, and on April 1, 2002, that appellate court affirmed the District Court's dismissal of the trade secret claim, but reversed and remanded the other related claims of the Company, including breach of contract and tortious interference claims against the defendants. The Company intends to vigorously pursue such remanded claims at the District Court. It has resumed its discovery efforts in anticipation of trial, which has been scheduled to begin in September.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover". The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages, which the Company believes may exceed approximately $9 million. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE" COMMENCING ON PAGE 19, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q.

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

o Revenue recognition and accounts receivable. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss (in the case of hardware) have been transferred to the customer and collection of the resulting receivable is reasonably assured. We defer revenue when initial payment terms exceed 90 days. We recognize revenue on software licensing arrangements involving multiple elements by allocation of the fair value of the transaction to each element, or more typically using the residual method when the arrangement includes undelivered elements. Fair value determination requires management's judgement on a number of factors including typical sales price. Revenue from software licensing arrangements is principally recognized upon attainment of specified contractual milestones and dates. Additionally, we periodically enter into certain long-term contracts where revenue is recognized on a percentage of completion basis or the completed contract method, as appropriate measures of completion for each contract are achieved. We also generate service revenues from the sale of product maintenance contracts, consulting contracts and transcription service arrangements. Revenue from maintenance contracts is recognized ratably over the support period, including the installation period through the term of the agreements, which is typically one year. Revenues from consulting and transcription services are recognized in the period in which services are performed. Revenue from hardware sales is recognized upon transfer of title to customers.

     Management estimates allowances for doubtful accounts receivable based on historical experience and management's evaluation of the financial condition of the customer. The Company typically does not require collateral. Historically, management's estimates have been adequate to cover accounts receivable exposures.

o Income taxes. Our valuation allowance relating to the net deferred tax assets is based on our assessment of historical pre-tax income as well as tax planning strategies designed to generate future taxable income. These strategies include estimates and involve judgement relating to certain favorable lease rights and unrealized gains in the Company's investment in common stock of an equity investee. To the extent that facts and circumstances change, these tax planning strategies may no longer be sufficient to support the deferred tax assets and the Company may be required to increase the valuation allowance. As we generate future taxable income against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

o Accounting for litigation, commitments and contingencies. We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with management's assessment of these legal proceedings, management must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. These determinations and related estimates have been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and defense strategies. See Part II, Item 1. "Legal Proceedings" and Note 11 to our audited consolidated financial statements included in this quarterly report on Form 10-Q.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgement in their application. There are also areas in which management's judgement in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.


GENERAL

Revenues increased to $104.6 million for the first quarter of 2002 from $91.8 million for the same period in 2001. Systems sales increased 4.0% in 2002, while maintenance and service fees grew 17.9% as compared to the same period in the prior year. The Company reported net income of $4.1 million, or $0.14 per share, for the first quarter of 2002 as compared to net income of $19.8 million, or $0.68 per share, for the same period in 2001. Excluding the effect of the gain on sale of an investment in ChannelHealth of $4.3 million, net income after income taxes for the three months ended March 31, 2002 was $1.3 million or $0.04 per share. Excluding the effects of the gain on sale of an investment in ChannelHealth of $35.5 million, a realized gain on investment in an unrelated entity of $5.8 million and the equity in the loss of an unconsolidated affiliate of $6.1 million, the net loss after income taxes for the three months ended March 31, 2001 was $172,000 or $0.01 per share.

During 2000 and continuing into 2001, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems resulting in longer sales cycles for such systems. Management believes such delays were due to a number of factors, including customer organization changes, government approvals, pressures to reduce expenses, product complexity, competition and the September 11 National Tragedy. While the Company believes these factors are temporary, they may continue to cause reductions or delays in spending for new systems and services in the future. If these delays occur, they may cause unanticipated revenue volatility and affect the future financial performance of the Company.

On January 8, 2001, the Company sold ChannelHealth, including certain product lines, to Allscripts Healthcare Solutions, Inc. (Allscripts), a leading provider of point-of-care e-prescribing and productivity solutions for physicians. ChannelHealth, incorporated in September 1999, was a majority owned subsidiary of IDX. IDX retained the Patient and eCommerce Channels, which were previously part of Channelhealth, enabling IDX to integrate an Internet solution that leverages its core competencies in physician practice management systems. In addition to the sale, the Company entered into a 10-year strategic alliance whereby Allscripts will become the exclusive provider of point-of-care clinical applications sold by IDX to physician practices. Allscripts acquired Channelhealth in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro-forma fully diluted basis, of which IDX received approximately 7.5 million shares (approximately 90%). This investment in Allscripts stock is accounted for under the equity method. Under this method, IDX is required to recognize a pro-rata share of Allscripts net income or loss after elimination of certain related entity transactions. IDX has recorded approximately $17.6 million in its pro-rata share of Allscripts losses in 2001, including $6.1 million during the first quarter of 2001, and has reduced the carrying value of this investment to zero. In the event Allscripts generates net income in the future, IDX would not record its share of Allscripts net income until such time as IDX's share of such future net income aggregated to an amount that was greater than the proportionate share of cumulative losses IDX has not recorded subsequent to its investment being written down to zero. IDX is not committed to and does not currently plan to provide any future investments or advances to Allscripts. Allscripts has reported losses since 1995 and may report losses in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES
The Company's total revenues increased to $104.6 million during the three months ended March 31, 2002 from $91.8 million for the corresponding period in 2001, an increase of approximately $12.8 million or 14.0%. Revenues from systems sales increased to $27.2 million during the three months ended March 31, 2002 (26.0% of total revenues) from $26.2 million for the corresponding period in 2001 (28.5% of total revenues), an increase of $1.1 million or 4.0%. This increase was primarily due to an increase in new sales and installations of certain IDX systems.

Revenues from maintenance and service fees increased to $77.4 million during the three months ended March 31, 2002 (74.0% of total revenues) from $65.6 million for the corresponding period in 2001 (71.5% of total revenues), an increase of $11.8 million or 17.9%. The increase was due to a $4.9 million increase in EDiX's medical transcription service fee revenue, a $3.8 million increase in maintenance revenue primarily resulting from price increases and an increase in the Company's installed base, as well as a $3.1 million increase in installation and consulting services provided by IDX's core business.

COST OF SALES AND SERVICES
The cost of system sales decreased to $9.2 million during the three months ended March 31, 2002 from $11.3 million for the comparable period in 2001, a decrease of $2.1 million or 18.6%. The decrease in cost of sales is primarily a result of a decrease in hardware included as a component of sales of the Company's systems sales. The gross margin on systems sales increased to 66.1% during the first quarter of 2002 from 56.7% for the same period in 2001. The increase in the gross profit margin as a percentage of sales was primarily due to an increase in software license revenue which has a higher gross profit margin and a decrease in hardware sales which have a lower gross profit margin as compared to the same period in the prior year. The cost of services increased to $59.7 million during the first quarter of 2002 from $52.0 million for the comparable period in 2001, an increase of $7.6 million or 14.7%. The increase in cost of services resulted from growth in client services expenses, primarily medical transcription staff, as well as maintenance, installation and consulting staff. The gross profit margin on maintenance and service fees increased to 22.9% during the first three months of 2002 from 20.8% for the same period in 2001 and was due to increased maintenance revenue in IDX's core business which was partially offset by growth in service and maintenance expenses combined with operational efficiencies related to process improvements at EDiX.

The gross profit margin of system sales of IDX's core business, information systems and services, increased to 66.1% in 2002 from 56.7% in 2001. The increase in the gross profit margin as a percentage of sales was primarily due to an increase in software license revenue which has a higher gross profit margin and a decrease in hardware sales which have a lower gross profit margin as compared to the same period in the prior year. The gross profit margin of services of IDX's core business, information systems and services, increased to 25.0% in the first quarter of 2002 from 22.7% for the same period in 2001 primarily due to increased maintenance revenue which was partially offset by growth in service and maintenance expenses. The gross profit margin for the Company's medical dictation and transcription business segment (EDiX) increased as a percentage of sales to 19.1% for the first three months of 2002 from 17.0% for the same period in 2001 due to efficiencies in operations related to process improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $22.0 million for the first three months of 2002 from $19.0 million for the same period in 2001, an increase of $3.0 million or 16.0%. As a percentage of total revenues, selling, general and administrative expenses increased to 21.0% for the first three months of 2002 from 20.6% for the same period in 2001. IDX's core business, information systems and services, selling, general and administrative expenses increased $1.6 million primarily due to increased personnel costs during the first quarter of 2002 as compared to the same period in the prior year. EDiX's selling, general and administrative expenses increased $1.4 million during the first quarter of 2002 as compared to the same period in 2001 due to increased costs in order to support sales growth.

SOFTWARE DEVELOPMENT COSTS
Software development expenses increased to $12.1 million in 2002 from $10.5 million in 2001, an increase of $1.6 million or 15.6%. As a percentage of total revenues, software development expenses increased to 11.6% in the first quarter of 2002 from 11.4% for the same period in 2001. As a percentage of system sales, software development costs increased to 44.6% in the first quarter of 2002 from 40.1% for the same period in 2001. The $1.6 million increase is primarily due to increased personnel costs as compared to the prior year in IDX's core information systems and services business segment. Research and development costs in the medical dictation and transcription business segment
(EDiX) increased to $471,000 for the first quarter of 2002 from $415,000 for the same period in 2001. Approximately $438,000 of software development costs, net of amortization, were capitalized during the first quarter of 2002 as compared to $291,000 for the same period in 2001.

OTHER INCOME, NET
Interest income decreased to approximately $327,000 during the first three months of 2002 as compared to $929,000 for the same period in 2001. This decrease was primarily due to a lower average invested balance combined with lower interest rates during the first three months of 2002 as compared to the same period in 2001. Interest expense during the first three months of 2002 increased to $51,000 from $0 during the comparable period in 2001.

MINORITY INTEREST
The Company's consolidated financial statements included the accounts of the Company and BDP Realty Associates (BDP) through April 2001. BDP's real estate was leased exclusively by the Company, and the Company was subject to substantially all the risks of ownership through the date that this property was acquired by the Company at the fair market value of approximately $15.0 million as determined by an independent appraiser. All transactions between the Company and BDP have been eliminated. The minority interest, which was eliminated in April 2001, represented the net income and equity of BDP.

GAIN ON SALE OF INVESTMENT IN SUBSIDIARY
On January 8, 2001, Allscripts acquired IDX's interest in ChannelHealth in exchange for approximately 7.5 million shares of Allscripts common stock (Allscripts shares). The Allscripts shares received are subject to restrictions on any transfer of the securities for a period of one year from the date of the transaction and after one year, on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to the four year restrictions on transfer, resulting in a $35.5 million gain on the transaction. IDX also entered into a ten year strategic alliance agreement with Allscripts. Pursuant to the strategic alliance agreement, IDX had guaranteed that Allscripts will have gross revenues resulting from the alliance (less any commissions paid to IDX) of at least $4.5 million for fiscal year 2001. IDX accrued the $4.5 million liability as of the date of the transaction. IDX and Allscripts have finalized the analysis related to the Allscripts 2001 eligible gross revenues guarantee and accordingly, IDX has recognized an additional gain on the sale of Channelhealth of $4.3 million during the first three months of 2002. IDX accounts for its investment in Allscripts under the equity method of accounting. As a result of the transaction, the Company is entitled to representation on Allscripts Board of Directors.

REALIZED GAIN ON INVESTMENT.
Other income during the first quarter of 2001 includes a $5.8 million realized gain from a distribution of marketable equity securities related to an investment in an unrelated investment partnership.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE.
IDX, through a wholly owned subsidiary, currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. IDX recorded an equity loss during the first three months of 2001 of $6.1 million on a pre-tax basis. IDX's interest in the losses of Allscripts in 2001 reduced the balance of IDX's investment carrying balance in Allscripts to zero, and accordingly no share of Allscripts loss has been recorded during the first quarter of 2002.

INCOME TAXES
The Company recorded income tax expense of approximately $2.0 million during the first quarter of 2002, an effective tax rate of 33.0%. This is lower than the Company's historical tax rate of 40.0% due to certain research and experimentation credits. The Company recorded income tax expense of approximately $15.3 million during the first quarter of 2001, an effective tax rate of 43.6%. The higher rate in 2001 is principally due to transaction costs related to the sale of ChannelHealth that are non-deductible for income tax purposes. The Company anticipates a consolidated effective tax rate of approximately 33.0% for the year ending December 31, 2002. This favorable rate is primarily the result of research credits projected to be generated and utilized in 2002. The Company anticipates that EDiX's effective tax rate in 2002 will also be less than the statutory rate due to the use of operating loss carry forwards, subject to annual limitations. The net deferred tax assets as of March 31, 2002 of approximately $8.5 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

NEW ACCOUNTING STANDARDS
In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations completed after June 30, 2001, which among other things, requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be reviewed for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 141 and SFAS No. 142 and has determined that they had no significant impact on its financial condition or results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company is required to adopt SFAS No. 144 in the first quarter of fiscal 2002. The Company has adopted SFAS No. 144 effective January 1, 2002 and has determined that it had no significant impact on its financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
The Company principally has funded its operations, working capital needs and capital expenditures from operations, excluding the net cash used in operations of ChannelHealth in 1999 and 2000.

Net cash used in operations is principally comprised of net income and depreciation and is primarily affected by the net effect of the change in accounts receivable, accounts payable, accrued expenses and non-cash items relating to the sale of Channelhealth and certain components of restructuring charges. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. During the first three months of 2002, accounts receivable from customers have been collected on average within 89 days which represents a decrease of 15 days in terms of average days to collect receivables from customers as compared to the same period in 2001.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. The Company purchased its corporate headquarters facility from a related party in April 2001 for approximately $15.0 million based on an independent appraisal of its fair market value. This transaction was reviewed and approved by certain independent members of the Board of Directors of the Company that had no financial interest in the transaction. Through March 31, 2002, the Company has spent approximately $16.0 million on construction related to an expansion of its Corporate Headquarters facility that is substantially complete as of March 31, 2002. In April 2000, the Company entered into a new operating lease for office space in Seattle, Washington, commencing in 2003, for a period of 12 years. The Company anticipates approximately $8.5 million in cash outlays for improvements related to this Seattle lease in 2002.

In addition, investing activities may also include purchases of interests in, loans to and acquisitions of businesses for access to complementary products and technologies. The Company expects these activities to continue. In April 2002, the Company invested $7.5 million in a strategic partner, Stentor, Inc. This investment will be carried at cost. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

Cash flows from financing activities historically relate to the issuance of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan and proceeds from line of credit.

Cash, cash equivalents and securities available-for-sale at March 31, 2002 were $48.8 million, a decrease of $7.5 million from December 31, 2001. The Company has a revolving demand line of credit with a bank allowing the Company to borrow up to approximately $19.0 million bearing interest at the bank's base rate, approximately 4.0% in 2002. This line of credit is subject to certain terms and conditions including the requirement that the Company must maintain deposits with the bank that are in excess of the amounts borrowed. At March 31, 2002 and 2001, the Company had $18.7 million and $0 outstanding, respectively, under this arrangement. As of April 23, 2002 there was no outstanding balance on this line of credit.

In addition to existing financing arrangements, the Company owns, through a wholly owned subsidiary, approximately 7.5 million shares of Allscripts stock, a public company listed on the Nasdaq National Market under the symbol MDRX. This investment in Allscripts stock is accounted for under the equity method. IDX recorded an equity loss during the first nine months of 2001 of $17.6 million on a pre-tax basis that reduced the balance of IDX's investment carrying balance in Allscripts to zero. This investment has a quoted market value of approximately $47.2 million as of March 31, 2002, and is subject to certain sale restrictions that may significantly impact the market value.

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

As of March 31, 2002, the Company has not entered into other material lease or purchase commitments not disclosed above. The Company believes that currently available funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company's revenues or income.

During the three month period ended March 31, 2002, IDX has not engaged in:

    o Material off-balance sheet activities, including the use of structured finance or special purpose entities, with the exception of BDP Realty which has been given full recognition in the financial statements for all periods presented as described below,

    o    Trading activities in non-exchange traded contracts, or

    o Transactions with persons or entities that benefit from their non-independent relationship with IDX, other than described below.

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

The Company leases an office building from 4901 LBJ Ltd. Partnership, a real estate partnership (REP) owned by certain stockholders and key employees of the Company. Lease agreements are based on fair market value rents and are reviewed and approved by independent members of the Board of Directors. Total rent expense includes $139,600 and $139,300 during the periods ending March 31, 2002 and March 31, 2001, respectively, related to this lease.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

This Quarterly Report on Form 10-Q contains "forward-looking statements" as defined in Section 21E of the Securities and Exchange Commission Act of 1934. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Words such as "believes," "anticipates," "plans," "expects," "will" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, the factors set forth below. If any risk or uncertainty identified in the following factors actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of IDX's common stock could decline.

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

The following important factors affect IDX's business and operations generally or affect more than one segment of our business and operations:

QUARTERLY OPERATING RESULTS MAY VARY. The Company's quarterly operating results have varied in the past and may vary in the future. IDX expects its quarterly results of operations to continue to fluctuate. Because a significant percentage of IDX's expenses are relatively fixed, the following factors could cause these fluctuations:

    o delays in customers purchasing decisions due to a variety of factors such as consideration and management changes;
    o   long sales cycles;
    o long installation and implementation cycles for the larger, more complex and costlier systems;
    o recognizing revenue at various points during the installation process, typically based on milestones; and
    o timing of new product and service introductions and product upgrade releases.

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

FINANCIAL TRENDS. Although the Company's results from operations improved during the first three months of 2002, year over year operating results and cash from operations generally declined during the period from 1998 through 2000. In 2001 and 2000, IDX generated a net loss of approximately $8.6 million and $36.0 million, respectively. If these trends continue, IDX may have difficulty financing future growth and funding operating initiatives, including future acquisitions.

DISRUPTION IN THE ECONOMY. The terrorist events of September 11, 2001 have sensitized the Company and many other businesses to the potential disruption that such activities can have on the economy, the business cycle and, ultimately, on the financial performance of these organizations. It is impossible to know whether such terrorist activities will continue, and whether, and to what extent, they may cause a disruption which may have a material adverse effect on the business and financial condition of the Company.

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

Some of IDX's competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that it does not offer. The Company's principal existing competitors include, Eclipsys Corporation, McKesson Medquist, Inc., Shared Medical Systems Corporation, which was acquired by Siemans AG in 2000, Epic Systems Corporation and Cerner Corporation. Each of these competitors offer a suite of products that compete with many of IDX's products. There are other competitors that offer a more limited number of competing products. Many of IDX's competitors have also announced or introduced Internet strategies that will compete with IDX's Internet applications and services. IDX may be unable to compete successfully against these organizations. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services. In October 2001, Pfizer, IBM and Microsoft announced the creation of a joint venture known as Amicore to develop applications to automate the administrative, clinical and financial functions of a medical practice and connect the practice to groups, laboratories, pharmacies and other providers for physicians and physician groups.

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

STRATEGIC ALLIANCE WITH ALLSCRIPTS HEALTHCARE SOLUTIONS. In 2001, IDX entered into a ten-year strategic alliance with Allscripts Healthcare Solutions, Inc. to cooperatively develop, market and sell integrated clinical and practice management products.

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

RESTRICTIONS ON LIQUIDATION OF INVESTMENT IN ALLSCRIPTS HEALTHCARE SOLUTIONS. In January 2001, IDX received approximately 7.5 million shares of common stock of Allscripts Healthcare Solutions, Inc. in connection with the acquisition by Allscripts of IDX's majority owned subsidiary, ChannelHealth Incorporated. IDX entered into a stock rights and restrictions agreement with Allscripts, pursuant to which, among other things, IDX agreed to restrictions on the sale of its shares of Allscripts common stock. In general, IDX is prohibited from selling any shares for one year after the date of Allscripts' acquisition of ChannelHealth, and after one year, IDX is prohibited from selling more than 25% of it shares of Allscripts common stock in any one year, and 16.67% in any one month. The restrictions on IDX's ability to sell shares of Allscripts common stock may make it difficult for IDX to liquidate its investment in Allscripts and may adversely affect the value of such investment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

IDX does not currently use derivative financial instruments. The Company generally places its securities available-for-sale investments in high credit quality instruments primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less. We do not expect any material loss from our marketable security investments.
Internationally, IDX invoices customers in United States currency. The Company is exposed to minimal foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through March 31, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

Subsequently, Epic filed an Answer denying the essential elements of the Company's claims, and asserted counterclaims against the Company. Epic alleges that the Company's claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the Company allegedly possesses monopoly power in the U.S. market for medical practice information systems. Epic also claims that this same alleged conduct constitutes intentional interference with its contract with the Foundation. The counterclaim seeks treble damages. The Company denies the counterclaims. On July 31, 2001, the Company's lawsuit against Epic, the Foundation and the individuals was dismissed and the counterclaims of Epic and the Foundation were dismissed. The Company appealed the dismissal of its lawsuit to the United States Court of Appeals, and on April 1, 2002, that appellate court affirmed the District Court's dismissal of the trade secret claim, but reversed and remanded the other related claims of the Company, including breach of contract and tortious interference claims against the defendants. The Company intends to vigorously pursue such remanded claims at the District Court. It has resumed its discovery efforts in anticipation of trial, which has been scheduled to begin in September.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover". The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages, which the Company believes may exceed approximately $9 million. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.  OTHER INFORMATION

         Shareholder's Proposal for 2003 Annual Meeting.

         As set forth in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, proposals of stockholders intended to be included in the Company's proxy statement for the 2003 Annual Meeting of Stockholders must be received by the Company at its principal office in South Burlington, Vermont not later than December 23, 2002.

         Stockholders who wish to make a proposal at the 2003 Annual Meeting--other than one that will be included in the Company's proxy materials--must notify the Company no later than March 8, 2003. If a stockholder who wishes to present a proposal fails to notify the Company by this date, the proxies that management solicits for the meeting will have discretionary authority to vote on the stockholder's proposal if it is properly brought before the meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference:

(b)  There were no Forms 8-K filed during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IDX SYSTEMS CORPORATION



                                        /S/ JOHN A. KANE
Date:  May 10, 2002                By:  ____________________________________
                                        John A. Kane,
                                        Sr. Vice President, Finance and
                                        Administration, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.       Description                                        Page
-----------       -----------                                        ----

10.1 *            Employment, Noncompetition and Nondisclosure       30
                  Agreement by And between IDX Systems Coporation
                  and Thomas Butts dated January 14, 2002.


10.2              2002 Stock Incentive Plan for Non-Employee         46
                  Directors.





* Confidential treatment requested as to certain portions, which are omitted and filed separately with the Securities and Exchange Commission.

CONFIDENTIAL MATERIALS OMITTED AND FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION. ASTERISKS DENOTE OMISSIONS.


                                   [IDX LOGO]

             EMPLOYMENT, NONCOMPETITION AND NONDISCLOSURE AGREEMENT


                  THIS AGREEMENT is made by and between IDX SYSTEMS CORPORATION, a Vermont corporation ("the Company") and the undersigned (the "Employee") as of the date of acceptance hereof by the Company in its offices in Burlington, Vermont, and it shall be effective on, and the Employee will begin employment on, January 14, 2002 (the "Effective Date"). References to the Employee using the masculine gender in this Agreement shall be deemed to include the feminine gender and vice versa.

                                  BACKGROUND

                  The Employee desires to become employed by the Company. The Company desires to employ the Employee, and the Employee is willing to accept such employment, upon the terms and conditions hereinafter set forth.

                  The Employee acknowledges that in the course of rendering services to the Company, he may have and will become acquainted with information about the business and financial affairs of the Company, and may have contributed or may in the future contribute to such information. The Employee recognizes that in order to protect the legitimate interests of the Company it is necessary for the Company to protect all such information by keeping it secret or confidential.

                  IN CONSIDERATION of the premises, the mutual covenants and conditions set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

                  1.       EMPLOYMENT

                           1.1 Employment at Will The Company hereby offers the
                               ------------------
Employee, and Employee hereby accepts, employment or continued employment upon the terms and conditions hereinafter set forth. Employment by the Company is terminable at any time, for any reason, at the will of either the Employee or the Company. No statement of policy or procedure, whether written or oral, or set forth in any manual or guide, shall be a promise by the Company to continue employment for any definite term, nor shall any such statement, policy or procedure require the Company to follow any special procedure, such as progressive discipline, before terminating employment.

                           1.2 Location The Employee will work at the Company's
                               --------
offices in Boston, Massachusetts.

                           1.3 Exclusive  Employment The Employee shall devote
                               ---------------------
his/her full-time efforts exclusively for the benefit of the Company as required hereunder, and shall perform no services for, and shall not become employed or engaged by any other person, firm or entity while employed by the Company. The foregoing shall not prevent Employee from participating in activities in association with professional associations as approved by the Company.

                           1.4 Duties The  Employee,  shall have such duties as
                               ------
are typically performed by a division President of a company of similar size and type as the Company, which shall be as assigned by the Company in its discretion, and at all times he/she shall be subject to the direction and control of the officers and the Board of Directors of the Company. The duties of the Employee as of the date of this Agreement shall be as set forth on the official job description attached hereto as Exhibit I for the position indicated below the Employee's signature line at the end of this Agreement.

                  2.       COMPENSATION

                           As the only and the  full  compensation  for all of
the services to be provided by the Employee to the Company, the Company agrees to pay, and the Employee agrees to and does accept, the following:

                           2.1  Salary  The  Company  shall  pay to the
                                ------
Employee an annual base Salary of $275,000 per year (the "Salary"), which may be increased by the Company on an annual basis in a manner consistent with its annual compensation review but may not be decreased. The Salary shall be paid semi-monthly on the fifteenth (15th) and last days of each month, in arrears, or on such other legal basis as the Company shall generally follow from time to time, net of all taxes and other legally permissible withholdings. In this regard, the Employee hereby authorizes the Company to withhold from Salary payments any amounts owed to the Company by Employee hereunder or any other amounts as may be agreed to subsequently, including but not limited to over payments, 401k contributions, and loan payments.

                           2.2 Benefits The Employee  shall be entitled to the
                               --------
benefits, such as health, insurance, paid and unpaid leave as the Company may from time to time offer to other similarly situated employees as a standard benefit. Benefits are subject to change at any time with such notice to employees as may be required by applicable employee benefit plans and laws governing them. No special or different terms shall apply to Employee unless set forth in writing and signed by an authorized executive officer of the Company. In addition, Employee shall be entitled to five weeks (200 hours) paid vacation per calendar year.

                           2.3 Bonuses The Employee shall receive a $75,000
                               -------
one-time sign-on bonus (the "Sign-On Bonus"), which shall be paid in a lump sum to the Employee on January 31, 2002. In addition the Employee shall receive an annual incentive bonus (the "Incentive Bonus") based upon the attainment of performance goals set forth in a performance plan to be mutually agreed to by the Company and the Employee within 90 days of the beginning of each calendar year. Notwithstanding the forgoing, the performance goals for 2002, 2003 and 2004 are set forth on Schedule A attached hereto. Except as otherwise provided herein, the Sign-On Bonus and the Incentive Bonus shall not be payable unless the Employee is actually employed by the Company and is in good standing on the date of actual distribution. The Incentive Bonus shall be paid to the Employee not later than February 28 of the year following the applicable bonus year in which the Incentive Bonus is earned.

                           2.4  Authorization  to Deduct from Wages If at
                                -----------------------------------
separation of employment (a) the Company has advanced paid leave to the Employee before the Employee has accrued such leave, (b) the Employee has failed to repay any money the Company has loaned to the Employee during the course of employment, or (c) the Employee is required pursuant to a written agreement to reimburse the Company for relocation and moving costs, the Employee authorizes the Company to deduct from the Employee's wages sufficient funds to repay such advances, loans, or relocation/moving costs, subject to applicable federal and state wage laws.

                           2.5 Equity  Awards The  Employee  shall be granted
                               --------------
the number of options to purchase common stock as set forth on Schedule B attached hereto, under and subject to all of the terms and conditions of the Company's 1995 Stock Option Plan or its successor, Schedule B, and the Company's form of Stock Option Agreement. Such issuances and grants will not be made unless the Employee is actually employed by the Company and is in good standing on the date of grant or issuance, as applicable.

                           2.6  Supplemental  Retirement  Benefit The Employee
                                ---------------------------------
will be among the executives of the Company entitled to the benefit of a Supplemental Retirement Benefit Plan, if and when adopted by the Company. Additionally, the Company shall provide certain assurances with respect to the accumulated equity value in the options of common stock granted to the Employee as described in Schedule D attached hereto.

                  3.       DEFINITION OF PROPRIETARY INFORMATION

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

                           3.1 Computer Software  Computer  programs,  in any
                               -----------------
form, and all elements thereof, including all source and object codes, flow charts, algorithms, coding sheets, compilers, assemblers, programmer notes, design documents, and routines.

                           3.2 Research  Discoveries,  concepts and ideas,
                               --------
whether or not patentable or protectable by copyright, including, without limitation, the nature and results of research and development activities, technical information on product or program performance and reliability, processes, formulas, techniques, and "know-how."

                           3.3  Marketing  and Customer  Information  Price
                                ------------------------------------
lists, pricing policies, quoting procedures, financial information, customer and prospect names and requirements, customer data, customer site information, propsect and call lists, telephone directories and calendars.

                           3.4  Business  Information   Production  development
                                ---------------------
processes,   marketing  techniques,   mailing  lists,   purchasing  information,
financial statements, management reports and business plans.

                           3.5 Other Any other  materials or  information
                               -----
related to the business or activities of the Company which are not generally known to others engaged in similar business or activities.

                           Failure to mark any of the Proprietary  Information
as confidential shall not affect its status as part of the Proprietary Information under the terms of this Agreement.

                  4.       DISCLOSURE OF INFORMATION, WORKS AND MATERIALS

                           The Employee  recognizes  that he/she will be exposed
to the Company's confidential information including without limitation the Company's trade secrets, and confidential business information. The Employee is hereby notified that such information includes all computer programs developed by the Company and the documentation for them. Further, this includes business information, such as price lists, customer lists and databases, business plans, sales projections and product development plans. The Employee further acknowledges that any information and materials received by the Company from third parties in confidence must be treated confidentially. This includes patient information. Employee covenants and agrees that he/she shall not, except with the prior written consent of the Company, or as required by law or a court of competent jurisdiction, or unless the Employee is acting as an employee of the Company solely for the benefit of the Company in connection with the Company's business and in accordance with the Company's business practices and employee policies, at any time during or following the term of his/her employment with the Company, directly or indirectly divulge, reveal, report, publish, transfer or disclose, for any purpose whatsoever, any of such confidential information which has been obtained by or disclosed to him/her as a result of his/her employment with the Company, including, without limitation, any Proprietary Information, as defined in Section 3 hereof.

                  5.       OWNERSHIP OF INFORMATION, WORKS AND RIGHTS THEREIN

                           5.1 Title The Employee  hereby  assigns and
                               -----
transfers to the Company and agrees that the Company shall be the owner of all inventions, discoveries, work, computer software program or other computer-related equipment or technology, conceived, developed, or made by the Employee, either alone or with others, in whole or in part, during the Employee's employment by the Company, which are useful in, or directly or indirectly related to the Company's business or which relate to, or are conceived, developed, or made in the course of, the Employee's employment or which are developed or made from, or by reason of knowledge gained from, such employment . If any one or more of the aforementioned are deemed to fall within the definition of "work made for hire," within the meaning of the Copyright Act of 1976, as amended, such work shall be considered "work made for hire," the copyright of which shall be exclusively owned by and vested in the Company. If any of the aforementioned are considered to be work not included in the categories of work covered by the "work made for hire" definition contained in the Copyright Act, such work shall be, and it hereby is, assigned or transferred completely and exclusively to the Company. The Employee agrees to execute any instruments and to do all other things reasonably requested by the Company (both during and after the Employee's employment with the Company) in order to fully vest and perfect in the Company all ownership rights in those items hereby transferred by the Employee to the Company. The Employee further agrees to disclose immediately to the Company all Proprietary Information conceived or developed in whole or in part by him/her during the term of his/her employment with the Company and to assign to the Company any right, title or interest he/she may have in such Proprietary Information.

                           5.2 Employee's  Works The Employee  hereby
                               -----------------
represents and warrants that the Employee has fully disclosed to the Company and attached hereto a description of any computer program or other computer-related technology not covered in Section 5.1 above which, prior to his/her employment with the Company, the Employee conceived of or developed, wholly or in part, but which has not been published or filed with the United States Patent or Copyright Offices.

                           5.3 Works and Interests of Others  Employee  hereby
                               -----------------------------
represents and warrants that employment by the Company will not violate any agreement or promise of employee to any other person, and that Employee will not use any property or confidential information of others in his/her work for the Company.

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

                  7.       PROTECTION OF INFORMATION AND GOODWILL

                           7.1 Nature of Business  Employee  and the Company
                               ------------------
recognize that Employee will acquire knowledge as a result of working for the Company, and that such knowledge will include not only general knowledge of the medical information systems business, but specific knowledge of the Company's business, secrets, products and customers, including Confidential Information.

Employee and the Company recognize that upon termination of employment by the Company, Employee could use such specific knowledge and information to the detriment of the Company by disclosing it to competitors, customers and prospects, and using it to obtain or win business. Employee and the Company recognize that proof of such disclosure would be difficult, yet the harm caused thereby could be significant to the Company. Therefore, Employee and the Company are willing to agree that Confidential Information will be disclosed to Employee, and, to protect Employer, its relationship with its customers, its competitive position, and its goodwill, Employee will not engage in a competitive venture for a reasonable time after employment by the Company, as set forth below.

                           7.2  Competitive  Ventures  The  Company is engaged
                                ---------------------
throughout the United States in the development and marketing of information systems, including computer software and related services, for hospitals, physician groups, laboratories, and clinics, and also for providers of information services to such groups (such activities, products and services being referred to herein as the "Medical Information Systems Business"). Employee recognizes that the Company's medical information systems work together and are designed to share common files, architectures, a "look and feel," and other elements. In the event of the termination of Employee's employment hereunder for any reason, the Employee agrees that for a period of twelve (12) months from the date of such termination (the "Prohibition Period"), he/she will not:

                                    7.2.1 Engage directly for  himself/herself,
or jointly with or on behalf of any person, entity or venture involved in the Medical Information Systems Business, or any other business in which the Company was engaged at the time of such termination of employment, and

                                    7.2.2 Work for or become  employed by or
associated with any person, entity or venture engaged in the Medical Information Systems Business, including, by way of example and without limitation, the entities listed in Schedule C attached hereto and made a part hereof (which entities together with their successors and assigns, are referred to herein as the "Designated Entities"), where either (i) the Employee's duties will be substantially similar to those he/she has performed for the Company hereunder, or (ii) the Employee's duties would be likely to involve, or require, or would involve or require, disclosure or use of Proprietary Information. For example, and without limiting the generality of the foregoing, if Employee is employed by the Company as a computer programmer working on medical information systems, he/she shall not, during the Prohibition Period, work as a computer programmer on medical information systems. As another example, if Employee is employed by the Company as a salesperson selling medical instruments or Systems, he/she shall not work during the Prohibition Period as a salesman or a marketer of medical information systems.

                           7.3  Geographical  Limitations  The  Employee's
                                -------------------------
obligations under this Section 7 shall extend to all geographical areas in which the Company, or any of its related companies, is offering its products' services, either directly or indirectly through licenses or otherwise, during the Prohibition Period.

                           7.4  Non-Solicitation  The Employee  further agrees
                                ----------------
that for a period of twelve (12) months from the date of termination of his/her employment, he/she will not, on behalf of himself/herself or any person or entity of the Company, (i) compete for, or engage in competitive solicitation of, any customer of the Company, or any person or entity that he/she has, during the twelve (12) months immediately preceding such termination, solicited or serviced on behalf of the Company or that has been so solicited or serviced, during such period, by any person under the Employee's supervision, or (ii) hire or engage or attempt to hire or engage any individual who was an employee of the Company at any time during the twelve (12) months immediately prior to such termination.

                           THE EMPLOYEE  REPRESENTS  AND  WARRANTS  THAT THE
KNOWLEDGE, SKILLS AND ABILITIES HE/SHE POSSESSES ARE SUFFICIENT TO PERMIT HIM/HER, IN THE EVENT OF TERMINATION OF HIS/HER EMPLOYMENT HEREUNDER FOR ANY

REASON, TO EARN A LIVELIHOOD SATISFACTORY TO HIM/HER WITHOUT VIOLATING ANY PROVISION OF SECTION 7 HEREOF.

                  8.       INJUNCTIVE RELIEF

                           The Employee understands and agrees that the Company
will probably suffer irreparable harm if Proprietary Information is disclosed, and that monetary damages will be inadequate to compensate the Company for such breach. Accordingly, the Employee agrees that, in the event of a breach or threatened breach by the Employee of Section 4 of this Agreement, the Company, in addition to and not in limitation of any other rights, remedies or damages available to the Company at law or in equity, will be entitled to, and Employee hereby consents to, an injunction in order to prevent or to restrain any such breach by the Employee, or by the Employee's partners, agents, representatives, servants, employers, employees and/or any and all persons directly or indirectly acting for or with him/her.

                  9.       REASONABLENESS OF RESTRICTIONS

                           The Employee has carefully read and considered the
provisions of Sections 1 through 9 hereof and, having done so, agrees that the restrictions set forth therein are fair and reasonable and are reasonably required for the protection of the interests of the Company, its officers, directors, stockholders and employees.

                  10.      SUCCESSORS AND ASSIGNS

                           This Agreement shall inure to the benefit of and be
binding upon the Employee, his/her legal representative or representatives and testate or intestate distributees, and this Agreement shall inure to the benefit of and be binding upon the Company, its successors and assigns. The term "Company" as used herein shall include such successors and assigns and also shall include any corporation which is at any time the parent or a subsidiary of the Company, or any corporation or entity which is an affiliate of the Company by virtue of common (although not identical) ownership, and for which the Employee is providing services in any form during his/her employment with the Company or any such other corporation or entity. The term successors and assigns as used herein shall include a corporation or other entity acquiring all or substantially all of the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

                  11.      NOTICES

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

                  12.      ENFORCEABILITY AND SCOPE

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

                  13.      TERM AND OTHER CONDITIONS

                           13.1 Terms This  Agreement  shall remain in full
                                -----
force and effect until the Employee's employment by the Company terminates, or until superseded by another written employment agreement based upon good and proper consideration and executed by the Employee and the Company, whichever first occurs. Notwithstanding the foregoing, in the event of the termination of this Agreement by reason of the termination of the Employee's employment, those provisions hereof which by their terms extend in accordance with such terms shall survive. No amendment or modification of the terms and conditions hereof shall be effective unless set forth in a written document signed by the Employee and the Company. As used in the Agreement, words of the masculine shall, as the context required, include the feminine.

                           13.2  Termination of Employment by the Company
                                 ----------------------------------------

                                 13.2.1  Notwithstanding  anything  in  this
Agreement to the contrary, in the event the Company terminates the Employee's employment other than for Cause (as defined below), or the Employee terminates employment pursuant to Section 13.3 hereinbelow for Good Reason (as defined below), the Employee shall be entitled to receive:

                                         (a) all amounts fully earned  pursuant
to the terms of this Agreement, but unpaid hereunder through the date of termination, if any, in respect of Salary, Sign-On Bonus, any vested amounts under any pension or similar benefit plan, and accrued but unused vacation and unreimbursed expenses (the "Accrued Obligations");

                                         (b) all  outstanding  and  unvested
options granted to the Employee prior to the date of termination that by their terms would become exercisable within the twelve month period following the date of termination shall become vested and immediately exercisable (and, with respect to all such options and previously vested but unexercised options, the exercise period shall be extended to the first anniversary of the date of termination);

                                         (c) in the event the Employee's
termination of employment occurs within the twenty-four (24) month period following the Effective Date, the Company shall pay the Employee's base Salary for twenty-four (24) months in a lump sum within 30 days following the date of termination at the rate in effect immediately prior to the date of termination;

                                         (d)  in the  event  the  Employee's
termination occurs after the twenty-four (24) month anniversary of the Effective Date, the Company shall (A) pay the Employee's base Salary for twelve(12) months in a lump sum within 30 days following the date of termination at the rate in effect on the date immediately prior to the date of termination, and (B) notwithstanding Section 2.3 herein, the Company shall pay the Employee a pro-rata Incentive Bonus for the year in which termination occurs, based upon
(i) the ratio of the number of days worked from January 1 through the date of termination, to 365, and (ii) the actual performance incentive bonus earned by the Employee for the year prior to the year in which the termination occurred; and

                                         (e) the Company  shall make  available
health care coverage  under COBRA as required by law, and  contribute for twelve
(12) months, a monthly amount toward that coverage equal to the Company's contribution for an employee selecting such coverage, and, to the extent allowable under its employee insurance programs, make available, at the Employee's expense, coverage under such programs, and the Company shall provide outplacement program services to the Employee (up to an amount equal to $10,000).

                                 13.2.2 The Employee  acknowledges  that the
foregoing payments shall satisfy any and all claims of any kind and nature, including without limitation claims for compensation to which he may be entitled, in the event the Company terminates the Employee's employment other than for Cause, and agrees to execute and deliver a full and complete release of claims simultaneously with the receipt of any such payments.

                                 13.2.3 For purposes of this  Agreement,
"Cause" shall mean and shall be strictly limited to (i) the Employee's willful and continued failure to substantially perform his reasonably assigned duties (other than any such failure resulting from incapacity due to physical or mental illness or any failure after the Employee gives notice of termination for Good Reason), which failure is not cured within thirty (90) days after a written demand for substantial performance is received by the Employee from the President and COO of the Company which specifically identifies the manner in which the President and COO believe the Employee has not substantially performed the Employee's duties; or (ii) the Employee's willful engagement in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

                           For purposes of this Section 13.2.3, no act or
failure to act by the Employee shall be considered "willful" unless it is done, or omitted to be done, in bad faith and without reasonable belief that the Employee's action or omission was in the best interests of the Company.

                           13.3  Termination  by Employee for Good Reason This
                                 ----------------------------------------
Agreement may be terminated by the Employee for "Good Reason". For purposes of this Agreement, "Good Reason" shall mean and shall be strictly limited to (i) a breach by the Company of any of its material obligations under this Agreement, provided Employee gives the Company written notice specifying the means in which he believes the Company has breached this Agreement and the Company has ninety
(90) days from receipt of such notice to cure such breach, or in the case of other than a non-payment of money breach, if such breach cannot be cured within ninety (90) days, to commence a good faith effort to cure which shall effectuate a cure within an additional ninety (90) day period, (ii) a material diminution in the Employee's title, position, authority, duties or responsibilities, or
(iii) a change by the Company in the location at which the Employee performs his principal duties to a new location that is more than thirty-five (35) miles from that existing location or (iv) a reduction in the Employee's Salary.

                           13.4  Resignation by the Employee  Notwithstanding
                                 ---------------------------
anything in this Agreement to the contrary, in the event the Employee resigns his employment prior to the fourth anniversary of the date of this Agreement other than for Good Reason, all outstanding but unexercised or unexercisable options granted prior to the date of such resignation shall expire in accordance with the terms of their respective option agreements. In the event that the Employee's employment is terminated due to the Employee's resignation from the Company other than for Good Reason, the Company shall pay to the Employee the Accrued Obligations.

                           13.5  Death or Disability  In the event that the
                                 -------------------
Employee's employment is terminated due to the Employee's death or disability, the Company shall pay to the Employee (or his estate, as the case may be) the Accrued Obligations, and any payment earned by the Employee pursuant to the incentive bonus plan described on Schedule A.

                           13.6  Cause  In the event that the Employee's
                                 -----
employment is terminated for Cause, the Company shall pay to the Employee the Accrued Obligations.

                  14.      ARBITRATION

                           Any dispute between the Company and the Employee
arising out of or in any manner connected with employment or employment practices, including but not limited to claims of discrimination of any kind and wrongful discharge, under state, federal or local law, shall be submitted to binding arbitration in accordance with the rules of the American Arbitration Association, to be conducted in Burlington, Vermont, except however, any dispute arising under Sections 4, 5, 6 and 7 of the Agreement, which, at the Company's option, may be litigated as set forth in Section 15 below.

                  15.      GOVERNING LAW AND FORUM; LEGAL FEES

                           Employee  acknowledges  that IDX has employees
located in various states, and that it is important to have consistent policies and laws apply to them insofar as matters relating to employment are concerned. Employee acknowledges that consistency in employment policy is beneficial because results will be predictable and all employees will be treated equally. Therefore, Employee and the Company agree that this Agreement shall be governed by and construed in accordance with the internal laws of the State of Vermont, and any legal proceeding regarding the interpretation or enforcement of this Agreement shall be instituted in a court of competent jurisdiction located within the State of Vermont. The Company will reimburse the Employee for reasonable legal fees incurred by him in connection with the initial employment contract review.

                  16.      ENTIRE AGREEMENT

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

                           EXECUTED on the date(s) indicated below.


WITNESS/ATTEST:                       IDX SYSTEMS CORPORATION:


/S/ BONITA L. STEWART                 By: /S/ JAMES H. CROOK, JR.
-----------------------                  ---------------------------------------
                                         James H. Crook, Jr.
                                         President

                                         Date:   01/14/02
                                           -------------------------------------



WITNESS/ATTEST:                       EMPLOYEE:


/S/ NANETTE W. O'LEARY                   By: /S/ THOMAS W. BUTTS
------------------------                 ---------------------------------------
                                         Thomas Butts
                                         President/General Manager
                                         Enterprise Solutions Division


                                      Date:   1-14-2002
                                           -------------------------------------

                                   SCHEDULE A

                             INCENTIVE BONUS TARGET

The incentive bonus target (representing approximately 40% of the Employee's Salary) will be $110,000 and the maximum potential bonus (representing approximately 70% of the Employee's Salary) will be $190,000. The components of Employee's incentive bonus plan are:

1) $17,000 (approximately 15% of the incentive bonus target) based upon quarterly attainment of ESD revenue - $4,250 per quarter.
2) $9,000 (approximately 8% of the incentive bonus target) based upon quarterly attainment of accounts receivable in terms of days sales outstanding (dso) for ESD customers - to be determined.
3) $48,000 (approximately 44% of the incentive bonus target) based upon annual attainment of ESD operating profit objective.
4) $36,000 (approximately 33% of the incentive bonus target) based upon IDX achieving its profit objectives. This bonus will be earned if IDX exceeds $[*] in operating profit. For every $[*] of operating profit over $[*], Employee will receive $1,000.
5) An additional amount based upon exceeding the ESD operating profit objective, calculated in accordance with the "Excess Calculation Formula" as outlined below. The ESD profit objective for:
                  2002 is a $[*] profit
                  2003 is a $[*] profit
                  2004 is a $[*] profit
         Excess Calculation Formula - for excess ESD operating profit of:
                  $[*] - $[*], Employee will receive 2%
                  $[*] - $[*], Employee will receive 4%
                  $[*]+, Employee will receive 6%

The Company shall guarantee $55,000 of the above described incentive bonus for 2002 .

                                   SCHEDULE B

                               STOCK OPTION AWARDS



                           1. As of the Effective  Date,  the Employee will
receive a stock option grant to purchase 100,000 shares of the common stock of the Company , with an exercise price equal to the average market price on the Effective Date. This grant will vest and become exercisable at a rate equal to 25% per year over four years.

                          2. On  February  1,  2003  and  continuing  annually
thereafter, Employee will be eligible to receive additional stock option grants to purchase the common stock of the Company based upon the previous year's financial performance for the Company's Enterprise Solution Division ("ESD"). If the operating profit of ESD is:

        1) 90% of target, the Employee will receive a stock option to purchase 20,000 IDX shares of Company common stock
        2) 100% of target, the Employee will receive stock option to purchase 30,000 shares of Company common stock
        3) 110% of target, the Employee will receive a stock option to purchase 35,000 shares of Company common stock
        4) 120% of target, the Employee will receive a stock option to purchase 40,000 shares of Company common stock

                           These option grants described in paragraph 2 above
will be granted with an exercise price equal to the average market price on the date of grant, and such options will vest and become exercisable at a rate equal to 25% per year over four years.

                                   SCHEDULE C


                       NON-EXCLUSIVE LIST OF COMPETITORS

                  The following, though not all-inclusive, is a listing of companies that are examples of competitors of IDX Systems Corporation on the Effective Date, and, from time to time at its discretion, the Company may update this list and the Employee shall be bound by such updated listing:

                  ADVANTA
                  AIH
                  Ameritech Information Systems
                  CSC Health Care
                  Cerner Corporation
                  Compucare (including affiliate HSII)
                  Compuware
                  Cycare Systems, Inc.
                  Discorp
                  Epic Systems Corporation
                  HBO & Company (including affiliates, such as Clinicom, Advanced Laboratory, First Data)
                  Health Data Sciences Corporation
                  Medic Computer Systems
                  MedicaLogic Medical Manager
                  Meditech
                  Oasys
                  PCN
                  Reynolds & Reynolds
                  RIMS
                  SDK
                  SMS (Shared Medical Systems Corporation)
                  3 Net Systems, Inc.
                  3M Health Information Systems

                                   SCHEDULE D

                    POTENTIAL SUPPLEMENTAL RETIREMENT PAYMENT



              If as of the fifth anniversary of the Effective Date the accumulated net value in all vested options granted by the Company to the Employee is less than $3 million, including all exercised and unexercised shares, the Company will provide Employee with supplemental retirement payment equal to $70,000 per year for 25 years. Monthly payments hereunder shall be payable to the Employee, beginning on the first day of the month coincident with or next following the date on which the Employee attains age 60.

              Notwithstanding the foregoing, it is understood and agreed that the Employee must be employed by the Company on January 14, 2012 to receive the supplemental retirement payment of $70,000 per year. . If Employee's employment with the Company is terminated after January 14, 2007 and before January 14, 2012, the Employee shall be entitled to a pro-rata supplemental retirement payment according to the following schedule:

              Date of Termination             Annual Benefit beginning at age 60
              -------------------             ----------------------------------

              After January 14, 2007          $14,000
              ----------------------          -------
              After January 14, 2008          $28,000
              ----------------------          -------
              After January 14, 2009          $42,000
              ----------------------          -------
              After January 14, 2010          $56,000
              ----------------------          -------

                  On or After January 14, 2012   $70,000

                                    EXHIBIT I

                                 JOB DESCRIPTION












            PRESIDENT/GENERAL MANAGER - ENTERPRISE SOLUTIONS DIVISION




Founded in 1969, IDX Systems Corporation (www.idx.com) provides complete healthcare information solutions for academic medical centers and integrated delivery networks, hospitals, physician group practices and management service organizations. To connect systems and sites across the enterprise, IDX offers a comprehensive set of products and services to align physicians and hospitals, streamline patient flow, enhance quality and reduce costs. Annual revenues are over $350 million

The company's major product lines are organized along healthcare industry sector lines. The two largest divisions are:

o Integrated Solutions - focussing on large to mid-sized hospitals and integrated delivery systems, with an emphasis on clinical information systems.
o Enterprise Solutions - focussing on medical groups and physician organizations.

IDX is used by or is under contract to be used by more than 118,000 physicians, installed at over 2,065 client sites, including:

        - more than 265 large physician group practices (those generally with more than 75 physicians);
        - more than 510 physician practices which have 75 or fewer physicians;
          and
        - more than 280 IDNs, representing over 370 hospitals.

EDiX Corporation, an IDX subsidiary, offers Internet-based medical transcription and clinical documentation services to over 130 physician group and hospital customers. IDX subsidiary ChannelHealth brings Internet services to physicians and patients, as well as the connectivity and e-commerce services required to improve the physician-patient experience and support efficient healthcare delivery.

The IDX culture is characterized by four core values that have guided the business over the past thirty plus years. They serve to focus the organization and are as follows:

o   customer success
o   employee opportunity
o   growth
o   profit

IDX believes in creating an environment where there is respect for the individuality, autonomy and creativity of its people. Its people make it possible for the company to create and provide software solutions that allow IDX customers to achieve success by focusing on healthcare and helping people. IDX is committed to creating better futures for both their clients and their employees and expects the best from its people.

The company went public in November of 1995 and the stock is traded on NASDAQ under the symbol of IDXC. The corporate offices of IDX are located in Burlington, Vermont. It's operating divisions, which serve national and international markets, are based in Seattle, Boston and Burlington

POSITION SUMMARY

The President, Enterprise Solutions Division (ESD) will be located in Boston, Massachusetts where most of the division's staff resources reside. He/she will be responsible for all operational aspects of this critical business unit, including systems design, program development, quality assurance, testing, sales, implementation and customer support. ESD is a major supplier of sophisticated, financial/administrative systems to large and midsize medical groups. The division generates over $140 million in annual revenues and employs over 800 people. ESD is the market leader in this sector.

There are some 300 clients served by ESD. The growth opportunities for the division are significant as this new executive provides strategic and operating leadership to gain greater market share of a dynamic and growing product arena. This senior executive, reporting to the President of IDX, will be a member of the corporate-wide operations committee. In the operations committee role, he/she will work cooperatively with the heads of the other divisions in the company to provide the best overall information systems solutions to the IDX client base.

RELATIONSHIPS

                  Reports to:                    President of IDX

                  Direct Reports:                VP-Client Services
                                                 VP-Development
                                                 VP-Marketing
                                                 VP-Sales
                                                 Director-Accounting

                  Key Relationships:             Other Division Lead Executives
                                                 Corporate Executive Staff
                                                 CEO
                                                 IDX Board
                                                 IDX Clients





MAJOR RESPONSIBILITIES

o Set the strategy and articulate and clarify the direction for the division and the company
o Lead the execution of the strategic plan
o Bring the Boston organization together, restore and build morale and esprit de corps
o Focus the strategic vision and the goals and objectives from the top to the bottom of the organization
o Get to know the company's customers, their needs and expectations
o Drive increased revenues and profitability through an aggressive growth strategy

o Develop communications and relationships with the other key IDX divisions to ensure maximization of market potential for all IDX products and services
o Develop new products and services to both expand current market share and anticipate new market opportunities

IDEAL EXPERIENCE

o Up through sales/marketing to general management position in information systems/software business
o Broad base of experience selling to physician groups and healthcare institutions and organizations is highly desirable but not mandatory
o Experience in selling service oriented products is desirable but not mandatory
o A track record in producing strong, bottom line results
o Customer orientation
  and focus is required, starting at the top of the customer's organization
o Building lasting relationships with industry leaders is essential for long term success
o The President of ESD should possess strong management skills and experiences, motivating and inspiring people

IDEAL PERSONAL PROFILE

o  Strong leadership skills
o  Inspiring and motivating
o  A relationship builder
o  Collegial; a people person
o  Sense of humor
o  Direct, to the point
o  Articulate, smart, self assured
o  Visible, open, in touch with the staff
o  Entrepreneurial
o  Unimpeachable integrity and ethics

                                                                   Exhibit 10.2

                             IDX SYSTEMS CORPORATION

              2002 STOCK INCENTIVE PLAN FOR NON-EMPLOYEE DIRECTORS

1.       PURPOSE

         The purpose of this 2002 Stock Incentive Plan for Non-Employee Directors (the "Plan") of IDX Systems Corporation, a Vermont corporation (the "Company"), is to compensate the Company's non-employee directors for their services on the Board and to advance the interests of the Company's stockholders by enhancing the Company's ability to attract and retain directors who make (or are expected to make) important contributions to the Company by providing such persons with equity ownership opportunities and thereby better aligning the interests of such persons with those of the Company's stockholders.

2.       ELIGIBILITY

         All of the Company's non-employee directors, (each, an "Outside Director") are eligible to be granted stock or restricted stock awards (an "Award") under the Plan. Each person who has been granted an Award under the Plan shall be deemed a "Participant".

3.       ADMINISTRATION AND DELEGATION

        (a) Administration by Board of Directors. The Plan will be administered
            ------------------------------------
by the Board of Directors of the Company (the "Board"). The Board shall have authority to grant Awards and to adopt, amend and repeal such administrative rules, guidelines and practices relating to the Plan as it shall deem advisable. The Board may correct any defect, supply any omission or reconcile any inconsistency in the Plan or any Award in the manner and to the extent it shall deem expedient to carry the Plan into effect and it shall be the sole and final judge of such expediency. All decisions by the Board shall be made in the Board's sole discretion and shall be final and binding on all persons having or claiming any interest in the Plan or in any Award. No director or person acting pursuant to the authority delegated by the Board shall be liable for any action or determination relating to or under the Plan made in good faith.

        (b) Appointment of Committees. To the extent permitted by applicable
            -------------------------
law, the Board may delegate any or all of its powers under the Plan to one or more committees or subcommittees of the Board (a "Committee"). All references in the Plan to the "Board" shall mean the Board or a Committee of the Board to the extent that the Board's powers or authority under the Plan have been delegated to such Committee.

4.       STOCK AVAILABLE FOR AWARDS

        (a) Subject to adjustment under Section 6, Awards may be made under the Plan for up to 25,000 shares of common stock, $0.01 par value per share, of the Company (the "Common Stock"). If any Award is terminated, surrendered or forfeited in whole or in part (including as the result of shares of Common Stock subject to such Award being repurchased by the Company at the original issuance price pursuant to a contractual repurchase right), the unused Common Stock covered by such Award shall again be available for the grant of Awards under the

Plan. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares.

        (b) Per-Participant Limit. Subject to adjustment under Section 6, the
            ---------------------
maximum number of shares of Common Stock with respect to which Awards may be granted to any Participant under the Plan or under any other stock or benefit plan of the Company shall be 25,000 per calendar year.

5.       STOCK AWARDS

        (a) Grants. As consideration for service to the Company, each Outside
            ------
Director shall receive an award of Common Stock, for each full or partial prior year service, equal to the maximum number of shares issuable for such prior year multiplied by a fraction, the numerator of which is the number of meetings of the Board (including regularly scheduled meetings and special meetings) attended in person or by telephone during such past year, and the denominator of which is the number of all such meetings held during such past year (each, a "Stock
Award"). The maximum number of shares issuable in any given year shall be determined by the Board. Awards shall be made annually, on the date of the Annual Meeting of Shareholders of the Company. The Board may, in its discretion, waive any attendance requirements, except when an Outside Director is newly elected during a term year and has served less than a complete year. In addition to the foregoing, the Board may grant Awards entitling recipients to acquire shares of Common Stock, subject to the right of the Company to repurchase all or part of such shares at their issue price or other stated or formula price (or to require forfeiture of such shares if issued at no cost) from the recipient in the event that conditions specified by the Board in the applicable Award are not satisfied prior to the end of the applicable restriction period or periods established by the Board for such Award (each, a "Restricted Stock Award").

        (b) Terms and Conditions. The Board shall determine the terms and
            --------------------
conditions of any such Restricted Stock Award, including the conditions for repurchase (or forfeiture) and the issue price, if any.

        (c) Stock Certificates. Stock certificates issued in respect of a Stock
            ------------------
Award shall be registered in the name of, and delivered to, the Participant. Any stock certificates issued in respect of a Restricted Stock Award shall be registered in the name of the Participant and, unless otherwise determined by the Board, deposited by the Participant, together with a stock power endorsed in blank, with the Company (or its designee). At the expiration of the applicable restriction periods, the Company (or such designee) shall deliver the certificates no longer subject to such restrictions to the Participant or if the Participant has died, to the beneficiary designated, in a manner determined by the Board, by a Participant to receive amounts due or exercise rights of the Participant in the event of the Participant's death (the "Designated Beneficiary"). In the absence of an effective designation by a Participant, Designated Beneficiary shall mean the Participant's estate.

6.       ADJUSTMENTS FOR CHANGES IN COMMON STOCK AND CERTAIN OTHER EVENTS

        (a) Changes in Capitalization. In the event of any stock split, reverse
            -------------------------
stock split, stock dividend, recapitalization, combination of shares, reclassification of shares, spin-off or other similar change in capitalization or event, or any distribution to holders of Common Stock other than a normal cash dividend, (i) the number and class of securities available under this Plan and (ii) the repurchase price per share subject to each outstanding Restricted Stock Award shall be appropriately adjusted by the Company (or substituted Awards may be made, if applicable) to the extent the Board shall determine, in good faith, that such an adjustment (or substitution) is necessary and appropriate. If this Section 6(a) applies and Section 6(c) also applies to any event, Section 6(c) shall be applicable to such event, and this Section 6(a) shall not be applicable.

        (b) Liquidation or Dissolution.  The Board may specify the effect of a
            --------------------------
liquidation or dissolution on any Restricted Stock Award granted under the Plan at the time of the grant.

        (c)  Reorganization Events
             ---------------------

                (1) Definition. A "Reorganization Event" shall mean: (a) any
                    ----------
merger or consolidation of the Company with or into another entity as a result of which all of the Common Stock of the Company is converted into or exchanged for the right to receive cash, securities or other property or (b) any exchange of all of the Common Stock of the Company for cash, securities or other property pursuant to a share exchange transaction.

                (2) Consequences of a Reorganization Event on Restricted Stock
                    ----------------------------------------------------------
Awards. Upon the occurrence of a Reorganization Event, the repurchase and other
------
rights of the Company under each outstanding Restricted Stock Award shall inure to the benefit of the Company's successor and shall apply to the cash, securities or other property which the Common Stock was converted into or exchanged for pursuant to such Reorganization Event in the same manner and to the same extent as they applied to the Common Stock subject to such Restricted Stock Award.

7.       GENERAL PROVISIONS APPLICABLE TO AWARDS

        (a) Transferability of Awards. Except as the Board may otherwise
            -------------------------
determine or provide in an Award, Awards shall not be sold, assigned, transferred, pledged or otherwise encumbered by the person to whom they are granted, either voluntarily or by operation of law, except by will or the laws of descent and distribution, and, during the life of the Participant, shall be exercisable only by the Participant. References to a Participant, to the extent relevant in the context, shall include references to authorized transferees.

        (b) Documentation. Each Award shall be evidenced in such form (written,
            -------------
electronic or otherwise) as the Board shall determine. Each Award may contain terms and conditions in addition to those set forth in the Plan.

        (c) Board Discretion.  Except as otherwise provided by the Plan, each
            ----------------
Award may be made alone or in addition or in relation to any other Award. The terms of each Award need not be identical, and the Board need not treat Participants uniformly.

        (d) Termination of Status. The Board shall determine the effect on an
            ---------------------
Award of the disability, death, retirement, authorized leave of absence or other change in status of a Participant.

        (e) Withholding. Each Participant shall pay to the Company, or make
            -----------
provision satisfactory to the Board for payment of, any taxes required by law to be withheld in connection with Awards to such Participant no later than the date of the event creating the tax liability. Except as the Board may otherwise provide in an Award, when the Common Stock is registered under the Exchange Act, Participants may satisfy such tax obligations in whole or in part by delivery of shares of Common Stock, including shares retained from the Award creating the tax obligation, valued at their Fair Market Value; provided, however, that the total tax withholding where stock is being used to satisfy such tax obligations cannot exceed the Company's minimum statutory withholding obligations (based on minimum statutory withholding rates for federal and state tax purposes, including payroll taxes, that are applicable to such supplemental taxable income). The Company may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind otherwise due to a Participant.

        (f) Amendment of Award. The Board may amend, modify or terminate any
            ------------------
outstanding Award, including but not limited to, substituting therefor another Award of the same or a different type and changing the date of realization, provided that the Participant's consent to such action shall be required unless the Board determines that the action, taking into account any related action, would not materially and adversely affect the Participant.

       (g) Conditions on Delivery of Stock. The Company will not be obligated to
            -------------------------------
deliver any shares of Common Stock pursuant to the Plan or to remove restrictions from shares previously delivered under the Plan until (i) all conditions of the Award have been met or removed to the satisfaction of the Company, (ii) in the opinion of the Company's counsel, all other legal matters in connection with the issuance and delivery of such shares have been satisfied, including any applicable securities laws and any applicable stock exchange or stock market rules and regulations, and (iii) the Participant has executed and delivered to the Company such representations or agreements as the Company may consider appropriate to satisfy the requirements of any applicable laws, rules or regulations.

        (h) Acceleration. The Board may at any time provide that any Award shall
            ------------
become immediately exercisable in full or in part, free of some or all restrictions or conditions, or otherwise realizable in full or in part, as the case may be.

8.       MISCELLANEOUS

        (a) No Right To Status.  No person shall have any claim or right to be
            ------------------
granted an Award, and the grant of an Award shall not be construed as giving a Participant the right to any relationship with the Company.

        (b) Effective Date and Term of Plan. The Plan shall become effective on
            -------------------------------
the date on which it is adopted by the Board. No Awards shall be granted under the Plan after the completion of ten years from the date on which the Plan was adopted by the Board, but Awards previously granted may extend beyond that date.

        (c) Amendment of Plan.  The Board may amend, suspend or terminate the
            -----------------
Plan or any portion thereof at any time.

        (d) Governing Law.  The provisions of the Plan and all Awards made
            -------------
hereunder shall be governed by and interpreted in accordance with the laws of the State of Vermont, without regard to any applicable conflicts of law.