Form 10-Q
period 2002-06-30
IDX SYSTEMS CORP
filed 2002-08-14
CIK 1001185

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
        QUARTERLY PERIOD ENDED JUNE 30, 2002

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

The number of shares outstanding of the registrant's common stock as of August 2, 2002 was 29,031,276.
================================================================================

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Period Ended June 30, 2002


                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I.   FINANCIAL INFORMATION

         Item 1.   Interim Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets ...........................3
         Condensed Consolidated Statements of Operations .................4
         Condensed Consolidated Statements of Cash Flows .................5
         Notes to Condensed Consolidated Financial Statements ............6
         Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................13
         Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk ............................................27


PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings ......................................28
         Item 2.  Changes In Securities and Use of Proceeds...............29
         Item 3.  Defaults Upon Senior Securities ........................29
         Item 4.  Submission of Matters to a Vote of Security Holders ....29
         Item 5.  Other Information ......................................29
         Item 6.  Exhibits and Reports on Form 8-K .......................29


SIGNATURES................................................................30


EXHIBIT INDEX.............................................................31

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                            JUNE 30,           DECEMBER 31,
                                              2002                 2001
                                         ---------------     ---------------
                                          (unaudited)           (audited)

ASSETS
Cash and marketable securities           $   42,594          $  56,373
Accounts receivable, net                    102,876             95,478
Refundable income taxes                       7,745             12,100
Prepaid and other current assets              8,576              6,189
Deferred tax asset                            7,718              7,718
                                         ---------------     -------------
TOTAL CURRENT ASSETS                        169,509            177,858

Property and equipment, net                  82,832             77,636
Capitalized software costs, net               2,738              2,055
Goodwill, net                                 1,511              1,391
Other assets                                 12,474              5,592
Deferred tax asset                              790                790
                                         --------------      ------------
TOTAL ASSETS                             $  269,854          $ 265,322
                                         ==============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses
  and other liabilities                  $   43,155          $  51,963
Deferred revenue                             20,716             20,361
Notes payable to bank                        18,727             15,000
                                         -------------       ------------
TOTAL CURRENT LIABILITIES                    82,598             87,324

Stockholders' equity                        187,256            177,998
                                         ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                 $  269,854          $ 265,322
                                         ============        ============


          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                              THREE MONTHS ENDED        SIX MONTHS ENDED
                                   June 30,                   June 30,

                              2002         2001         2002          2001
                              ----         ----         ----          ----

REVENUES
Systems sales                 $ 26,182     $ 33,666     $ 53,398      $ 59,828
Maintenance and service fees    86,561       70,641      167,216       139,059
                              --------     --------     --------      --------
TOTAL REVENUES                 112,743      104,307      220,614       198,887


OPERATING EXPENSES
Cost of systems sales            8,588        8,444       17,813        19,773
Cost of maintenance and
  services                      64,184       59,562      127,095       114,352
Selling, general and
  administrative                22,959       23,920       44,949        42,871
Software development costs      13,122       11,350       25,256        21,851
                               --------     --------     --------      --------
TOTAL OPERATING EXPENSE        108,853      103,276      215,113       198,847

OPERATING INCOME                 3,890        1,031        5,501            40

OTHER INCOME

Other income                       234          625          509         1,309
Gain on sale of investment
  in subsidiary                      -            -        4,273        35,546
Gain on investment                   -            -            -         5,849
                               --------     --------     --------      --------
TOTAL OTHER INCOME                 234          625        4,782        42,704

Income before income taxes
  and equity in loss of
  unconsolidated affiliate       4,124        1,656       10,283        42,744

Equity in loss of
  unconsolidated affiliate           -       (5,451)           -       (11,502)
Income tax benefit (provision)  (1,361)       1,518       (3,393)      (13,759)
                               --------     --------     --------      --------

NET INCOME (LOSS)              $ 2,763      $(2,277)     $ 6,890       $17,483
                               ========     ========     ========      ========

BASIC EARNINGS PER SHARE
  (LOSS)                       $  0.10      $ (0.08)     $  0.24       $  0.61
                               ========     ========     ========      ========
Basic weighted average shares
outstanding                    $28,875      $28,476      $28,858       $28,455
                               ========     ========     ========      ========

DILUTED EARNINGS PER SHARE
  (LOSS)                       $  0.09      $ (0.08)     $  0.24       $  0.61
                               ========     ========     ========      ========
Diluted weighted average
  shares outstanding           $29,162      $28,476      $29,088       $28,786
                               ========     ========     ========      ========


                SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Six Months Ended
                                                             June 30,
                                                      2002               2001
                                                  -------------     ------------

OPERATING ACTIVITIES:
Net income                                        $   6,890         $  17,483
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation                                     7,869             7,488
     Amortization                                     1,170               856
     Deferred tax provision                               -             2,128
     Increase in allowance for doubtful accounts      2,138               921
     Minority interest                                    -               297
     Gain on investment                                   -            (5,849)
     Equity in loss of unconsolidated affiliate           -            11,502
     Gain on sale of investment in subsidiary        (4,273)          (35,546)
     Loss on disposition of assets                       93               404
     Changes in operating assets and liabilities:
         Accounts receivable                         (9,538)            3,653
         Prepaid expenses and other assets           (3,604)           (3,468)
         Accounts payable and accrued expenses       (4,535)          (10,799)
         Federal and state income taxes               4,355             6,877
         Deferred revenue                               354              (286)
                                                  ------------      ------------
         Net cash provided by (used in)
           operating activities                         919            (4,339)

INVESTING ACTIVITIES:
Purchase of property and equipment, net             (13,157)          (25,941)
Purchase of securities available-for-sale           (18,744)          (65,270)
Proceeds from sale of securities
  available-for-sale                                 27,293            96,787
Proceeds from sale of investment                          -            11,282
Business acquisitions                                     -            (2,080)
Other assets                                         (7,498)             (242)
                                                  ------------      ------------
         Net cash (used in) provided by
           investing activities                     (12,106)           14,536

FINANCING ACTIVITIES:
Proceeds from sale of common stock                    2,204             2,753
Proceeds from notes payable to bank                   3,727            12,000
Contributions to affiliates, net                          -              (472)
                                                  ------------      ------------
        Net cash provided by financing
          activities                                  5,931            14,281
                                                  ------------      ------------
Increase (decrease) in cash and
  cash equivalents                                   (5,256)           24,478
Cash and cash equivalents at beginning
  of period                                          38,083            16,357
                                                  ------------      ------------
Cash and cash equivalents at end of period           32,827            40,835
Securities available-for-sale                         9,767            11,411
                                                  ------------      ------------
Total cash and securities available-for-sale      $  42,594         $  52,246
                                                  ============      ============

Noncash investing activities:
Fair value of stock received from sale of
  investment in subsidiary                        $       -         $  17,624
                                                  ============      ============
Deconsolidation of minority interest in
  real estate partnership                         $       -         $   8,979
                                                  ============      ============


          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments) have been made to provide a fair presentation. The operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.


Note 2 - New Accounting Standards


In March of 2002, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Issue No. 01-14 of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force" ("EITF No. 01-14"). EITF No. 01-14 states that customer reimbursements received for "out-of-pocket" expenses incurred should be characterized on the income statement as revenue. These expenses include, but are not limited to, airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. Service revenue and cost of service expenses have been restated for all periods presented in order to reflect this change resulting in no change to net income.



In June 2002, the FASB issued Statement of Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", ("EITF No. 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.



Note 3 - Deconsolidation, Acquisitions and Investments

In April 2002, the Company acquired a minority interest in Stentor, Inc., one of the Company's strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor, Inc. The Company paid approximately $7.5 million to purchase the preferred shares. Stentor, Inc. is a California based medical informatics company and a worldwide leader in medical image and information management. The warrant was issued to the Company in November 2000 in connection with the alliance agreement that was entered into by the parties to jointly develop vnetix(TM), a medical image and information management system
(MIMS) combining the advanced intelligence of the Company's Radiology Imaging Suite with the innovative image distribution technology from Stentor, Inc.
This investment will be carried at cost and there is currently no public market for the preferred shares.


Through April 19, 2001, the Company's consolidated financial statements included the accounts of the Company and BDP Realty Associates (BDP), a real estate trust owned by certain stockholders and key employees of the Company whose real estate was leased exclusively by the Company. Effective with the date of the acquisition of the Company's corporate headquarters from BDP, the Company has deconsolidated BDP and eliminated the net assets, principally real estate and a minority interest, included in the Company's consolidated balance sheet as of that date. The Company's purchased its corporate headquarters from BDP for cash, at the fair market value of approximately $15.0 million as determined by independent appraisers, for in the second quarter of 2001. This amount has been recorded as property and equipment.

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

Had these purchase acquisitions occurred as of the beginning of the year in which they occurred, the Company's pro forma operating results would not be materially different than as reported in the accompanying condensed consolidated financial statements.


Note 4 - Restructuring Charges

On September 28, 2001, the Company announced its plan to restructure and realign its large physician group practice businesses. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company's employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, in connection with costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million and equipment and leasehold improvement write-offs related to the leased facilities and workforce reduction of $8.8 million. Substantially all work force related actions were completed during the fourth quarter of 2001. As of June 30, 2002, the Company had an accrual balance of $3.5 million primarily related to leased facilities, of which approximately $1.1 million will be paid during the remainder of 2002 and approximately $2.4 million thereafter.


Note 5 - Sale of Investment in Subsidiary and Other Related Matters

On January 8, 2001, the Company sold certain operations of its majority owned subsidiary, ChannelHealth Incorporated to Allscripts Healthcare Solutions, Inc., a leading provider of point-of-care e-prescribing and productivity solutions for physicians. In addition to the sale, the Company entered into a ten-year strategic alliance whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

Allscripts acquired ChannelHealth in exchange for 8.6 million shares, or 21.3%, of Allscripts stock on a pro-forma fully diluted basis, of which IDX received approximately 90% or 7.5 million shares of Allscripts stock. The Allscripts shares received are subject to restrictions on any transfer of the securities for a period of one year from the date of the transaction and, after one year, on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month and, under certain circumstances, more favorable sale restrictions may apply. IDX recorded the Allscripts shares at their fair value of $29.5 million, which included a discount from market value due to restrictions on transfer, resulting in a $35.5 million gain on the transaction. The reported gain is greater than the fair market value of the stock received due to the Company's negative carrying value of the ChannelHealth investment at the time of the sale. Pursuant to the strategic alliance agreement, IDX guaranteed that Allscripts would have gross revenues resulting from the alliance (less any commissions paid to IDX) of at least $4.5 million for fiscal year

2001. IDX deferred $4.5 million of the gain on sale as of the date of the transaction. IDX and Allscripts finalized the analysis related to the Allscripts 2001 eligible gross revenues guarantee, and IDX recognized an additional $4.3 million gain on the sale during the first three months of 2002.

At June 30, 2002, IDX owns approximately 20% of the outstanding common stock of Allscripts and accounts for its investment under the equity method of accounting. Under the equity method of accounting, IDX recognized its pro-rata share of Allscripts 2001 losses and recorded an equity loss during 2001 of $17.6 million, including $5.5 million during the second quarter of 2001 and $11.5 million during the first six months of 2001. These equity losses resulted in the elimination of the carrying value of the Allscripts investment during the third quarter of 2001. Based on the quoted market price at June 30, 2002, the Allscripts investment has a market value, of approximately $28.0 million which is not currently reflected on the balance sheet.

Summary audited financial information for Allscripts for the year ended December 31, 2001 is as follows in thousands:



            Revenue                       $    70,754
            Gross profit                        4,633
            Net loss                         (418,931)


            Current assets                     64,846
            Non current assets                 52,598
            Current liabilities                18,485
            Non current liabilities               325


Summary unaudited financial information for Allscripts for the three and six month periods ended June 30, 2002 and 2001 is as follows in thousands:


FOR THE THREE MONTHS ENDED JUNE 30:
                                              2002                   2001
                                              ----                   ----

                  Revenue                     $20,094                $19,173
                  Gross profit                  4,970                  2,305
                  Net loss                     (3,962)               (27,728)

FOR THE SIX MONTHS ENDED JUNE 30:
                                              2002                   2001
                                              ----                   ----
                  Revenue                     $38,867                $35,772
                  Gross profit                  8,792                  3,316
                  Net loss                     (9,986)               (58,528)


Note 7 - Income Taxes

The 2002 effective tax rate is lower than the statutory rate, primarily the result of research credits. The 2001 effective tax rate was higher than the statutory rate principally due to the non-deductible nature of certain costs related to the sale of ChannelHealth. The net deferred tax assets as of June 30, 2002 of approximately $8.5 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

Note 8 - Segment Information

The Company views its operations and manages its business as principally two segments, information systems and services that include software, hardware and related services and medical transcription services. The Company's business units have separate management teams and infrastructures that offer different products and services. Accordingly, these business units have been classified as reportable segments.

Information Systems and Services: This reportable segment consists of IDX Systems Corporation's healthcare information solutions that includes software, hardware and related services. IDX solutions enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality. The principal markets for this segment include physician groups, management service organizations, hospitals and integrated delivery networks primarily located in the United States.

Medical Transcription Services: This reportable segment consists of EDiX, a provider of medical transcription outsourcing services. The principal markets for this segment include hospitals and large physician group practices primarily located in the United States.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in Company's annual report on Form 10-K for the year ended December 31, 2001.

The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment.

Summarized financial information concerning the Company's reportable segments is shown in thousands in the following table:


                                                        Medical
                                           Information  Dictation and
                                           Systems and  Transcription
                                           Services     Services      Total
                                           -------------------------------------

FOR THE THREE MONTHS ENDED JUNE 30, 2002
Net operating revenues                     $  85,061    $  27,682     $ 112,743
Operating income (loss)                        4,948       (1,058)        3,890
Income  (loss)  before  income taxes
  and equity in loss of unconsolidated
  affiliate                                    6,088       (1,964)        4,124
Identifiable operating assets                230,427       39,427       269,854


FOR THE THREE MONTHS ENDED JUNE 30, 2001
Net operating revenues                     $  80,254    $  24,053     $ 104,307
Operating income                                 127          904         1,031
Income before income taxes and equity
  in loss of unconsolidated affiliate          1,597           59         1,656
Identifiable operating assets                 52,552       32,534       285,086

FOR THE SIX MONTHS ENDED JUNE 30, 2002
Net operating revenues                     $ 165,984    $  54,630     $ 220,614
Operating income (loss)                        5,725         (224)        5,501
Income  (loss)  before  income taxes
  and equity in loss of unconsolidated
  affiliate                                   12,283       (2,000)       10,283
Identifiable operating assets                230,427       39,427       269,854


FOR THE SIX MONTHS ENDED JUNE 30, 2001
Net operating revenues                     $ 152,811    $  46,076     $ 198,887
Operating income (loss)                       (1,737)       1,777            40
Income before income taxes and equity
  in loss of unconsolidated affiliate         42,558          186        42,744
Identifiable operating assets                252,552       32,534       285,086

Corporate headquarter assets and related operating costs are included in the Information Systems and Services segment information. Substantially all of the Company's operations are in the United States.

Note 9 - Comprehensive Income

Total comprehensive income for the quarter ended June 30, 2002 amounted to $2.8 million compared to a comprehensive loss of $2.4 million for the same period in 2001. Total comprehensive income for the six months ended June 30, 2002 amounted to $6.9 million compared to a comprehensive income of $17.4 million for the same period in 2001. Comprehensive income/loss includes unrealized gains or losses on the Company's available-for-sale securities that are included as a component of stockholders' equity.

Note 10 - Earnings Per Share Information


The following sets forth the computation of basic and diluted earnings (loss) per share: (in thousands, except for per share data)


                                  Three Months Ended         Six Months Ended
                                    June 30,                      June 30,

                                2002         2001        2002         2001
                                ----         ----        ----         ----

   Numerator:
     Net income (loss)          $ 2,763      $(2,277)    $ 6,890     $ 17,483
                                -------      --------    -------       --------
   Numerator for basic and
     diluted income (loss)
     per share                  $2,763       $(2,277)   $  6,890      $ 17,483
                                ======      ========   =========      =========

   Denominator:

     Basic weighted-average
       shares outstanding        28,875       28,476     28, 858        28,455
     Effect of employee
        stock options               287            -         230           331
                               -------------------------------------------------
Denominator for diluted
  income per share               29,162       28,476      29,088        28,786
                                 ------       ------      ------        ------
   Basic income (loss)
     per share                   $  .10       $ .(08)     $  .24        $  .61
                                 ======       =======     ======        ======
   Diluted income (loss)
    per share                    $  .09       $ .(08)     $  .24        $  .61
                                 ======       =======     ======        ======



Options for 1,719,018, and 2,578,742 shares for the three month periods ended June 30, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive. Options for 2,444,900, and 2,460,997 shares for the six month periods ended June 30, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share as the effect would have been anti-dilutive.



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

Subsequently, Epic filed an Answer denying the essential elements of the Company's claims, and asserted counterclaims against the Company. Epic alleges that the Company's claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the Company allegedly possesses monopoly power in the U.S. market for medical practice information systems. Epic also claims that this same alleged conduct constitutes intentional interference with its contract with the Foundation. The counterclaim seeks treble damages. The Company denies the counterclaims. On July 31, 2001, the Company's lawsuit against Epic, the Foundation and the individuals was dismissed and the counterclaims of Epic and the Foundation were dismissed. The Company appealed the dismissal of its lawsuit to the United States Court of Appeals, and on April 1, 2002, that appellate court affirmed the District Court's dismissal of the trade secret claim, but reversed and remanded the other related claims of the Company, including breach of contract and tortuous interference claims against the defendants. The Company continues to vigorously pursue such remanded claims at the District Court. It has resumed its discovery efforts in anticipation of trial, which has been scheduled to begin in September 2002.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77.0 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover". The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information including, as applicable, the Company's defenses and insurance coverage and as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect the Company's business, financial condition or annual results of operations, however, an adverse outcome could have a material impact on quarterly income or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE" COMMENCING ON PAGE 21, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. UNLESS OTHERWISE SPECIFIED OR THE CONTEXT REQUIRES OTHERWISE, THE TERMS "WE", "US", "OUR" AND THE "COMPANY" REFER TO IDX SYSTEMS CORPORATION AND ITS SUBSIDIARIES.

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

o Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We have identified the following as our critical accounting policies: revenue recognition and accounts receivable, income taxes and accounting for litigation, commitments and contingencies. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

o Revenue recognition and accounts receivable. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss (in the case of hardware) have been transferred to the customer and collection of the resulting receivable is reasonably assured. We defer revenue when initial payment terms exceed 90 days. We recognize revenue on software licensing arrangements involving multiple elements by allocation of the fair value of the transaction to each element, or more typically using the residual method when the arrangement includes undelivered elements. Fair value determination requires management's judgment on a number of factors including typical sales price. Revenue from software licensing arrangements is principally recognized upon attainment of specified contractual milestones and dates. Additionally, we periodically enter into certain long-term contracts where revenue is recognized on a percentage of completion basis or the completed contract method, as appropriate measures of completion for each contract are achieved.
     We also generate service revenues from the sale of product maintenance contracts, consulting contracts and transcription service arrangements. Revenue from maintenance contracts is recognized ratably over the support period, including the installation period through the term of the agreements, which is typically one year. Revenues from consulting and transcription services are recognized in the period in which services are performed. Revenue from hardware sales is recognized upon transfer of title to customers.

     Management estimates allowances for doubtful accounts receivable based on historical experience and management's evaluation of the financial condition of the customer. The Company typically does not require collateral. Historically, management's estimates have been adequate to cover accounts receivable exposures. We believe our reported allowances at April 30, 2002, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

o Income taxes. Our valuation allowance relating to the net deferred tax assets is based on our assessment of historical pre-tax income as well as tax planning strategies designed to generate future taxable income. These strategies include estimates and involve judgments relating to certain favorable lease rights and unrealized gains in the Company's investment in common stock of an equity investee. To the extent that facts and circumstances change, these tax planning strategies may no longer be sufficient to support the deferred tax assets and the Company may be required to increase the valuation allowance. As we generate future taxable income against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

o Accounting for litigation, commitments and contingencies. We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with management's assessment of these legal proceedings, management must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. These determinations and related estimates have been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and defense strategies. See Part II, Item 1. "Legal Proceedings" and Note 11 to our audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.


GENERAL

Revenues increased to $112.7 million for the second quarter of 2002 from $104.3 million for the same period in 2001. Systems sales decreased $7.5 million (22.2%) during the second quarter of 2002, while maintenance and service fees increased $15.9 million (22.5%) as compared to the same period in the prior year. The Company reported net income of $2.8 million, or $0.09 per share, for the second quarter of 2002 as compared to a net loss of $2.3 million, or $0.08 per share, for the same period in 2001. Excluding the effects of the equity in the loss of an unconsolidated affiliate of $5.5 million, the net income after income taxes for the three months ended June 30, 2001 was $994,000 or $0.03 per share.

On January 8, 2001, the Company sold ChannelHealth, including certain product lines, to Allscripts Healthcare Solutions, Inc. (Allscripts), a leading provider of point-of-care e-prescribing and productivity solutions for physicians. ChannelHealth, incorporated in September 1999, was a majority owned subsidiary of IDX. IDX retained the Patient and eCommerce Channels, which were previously part of Channelhealth, enabling IDX to integrate an Internet solution that leverages its core competencies in physician practice management systems. In addition to the sale, the Company entered into a 10-year strategic alliance whereby Allscripts will become the exclusive provider of point-of-care clinical applications sold by IDX to physician practices. Allscripts acquired Channelhealth in exchange for 8.6 million shares, or 21.3% of Allscripts stock on a pro-forma fully diluted basis, of which IDX received approximately 7.5 million shares (approximately 90%). This investment in Allscripts stock is accounted for under the equity method. Under this method, IDX is required to recognize a pro-rata share of Allscripts net income or loss after elimination of certain related entity transactions. IDX recorded approximately $17.6 million in its pro-rata share of Allscripts losses in 2001, including $5.5 million during the second quarter of 2001, and reduced the carrying value of this investment to zero in 2001. In the event Allscripts generates net income in the future, IDX would not record its share of Allscripts net income until such time as IDX's share of such future net income aggregated to an amount that was greater than the proportionate share of cumulative losses IDX has not recorded subsequent to its investment being written down to zero. IDX is not committed to and does not currently plan to provide any future investments or advances to Allscripts. Allscripts has reported losses since 1995 and may report losses in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES
The Company's total revenues increased to $112.7 million during the three months ended June 30, 2002 from $104.3 million for the corresponding period in 2001, an increase of approximately $8.4 million or 8.1%. Revenues from systems sales decreased to $26.2 million during the three months ended June 30, 2002 (23.2% of total revenues) from $33.7 million for the corresponding period in 2001 (32.3% of total revenues), a decrease of $7.5 million or 22.2%. This decrease was primarily due to a decrease in recognized revenue from new sales and installations of certain IDX systems.

Revenues from maintenance and service fees increased to $86.6 million during the quarter ended June 30, 2002 (76.8% of total revenues) from $70.6 million for the corresponding period in 2001 (67.7% of total revenues), an increase of $15.9 million or 22.5%. The increase was due to a $5.2 million increase in maintenance revenue primarily resulting from price increases and an increase in the Company's installed base, as well as a $4.8 million increase in installation and consulting services provided by IDX's core business, combined with a $3.6 million increase in EDiX's medical transcription service fee revenue.

COST OF SALES AND SERVICES
System sales and the corresponding category of cost of system sales are attributable to IDX's core business segment, information systems and services. The cost of system sales increased to $8.6 million during the quarter ended June 30, 2002 from $8.4 million for the comparable period in 2001, an increase of $144,000 or 1.7%. Cost of system sales fluctuates primarily due to the amount of hardware and third party software included as a component of the Company's systems sales. The gross margin as a percentage of systems sales decreased to 67.2% during the second quarter of 2002 from 74.9% for the same period in 2001. Fluctuations in the gross profit margin as a percentage of system sales result from the revenue mix of software license revenue which has a higher gross profit margin and hardware sales which have a lower gross profit.

The cost of services increased to $64.2 million during the second quarter of 2002 from $59.6 million for the comparable period in 2001, an increase of $4.6 million or 7.8%. The increase in cost of services resulted from growth in client services expenses, primarily medical transcription staff, as well as maintenance, installation and consulting staff. The gross profit margin as a percentage of maintenance and service fee revenues increased to 25.9% during the second quarter of 2002 from 15.7% for the same period in 2001. The increase in gross profit margin as a percentage of revenues is due to increased maintenance and service revenue in IDX's core business partially offset by growth in maintenance and service expenses, combined with a decrease in EDiX's gross profit margin due to higher labor and related costs as a percentage of total revenue.

The gross profit margin as a percentage of maintenance and service fee revenues of IDX's core business, information systems and services, increased to 28.9% in the second quarter of 2002 from 12.2% for the same period in 2001 primarily due to increased maintenance and installation revenue which was partially offset by growth in maintenance and service expenses. The gross profit margin as a percentage of revenues for the Company's medical dictation and transcription business segment (EDiX) decreased to 19.5% for the second quarter of 2002 from 22.4% for the same period in 2001 due to higher labor and related costs as a percentage of total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased to $23.0 million for the second quarter of 2002 from $23.9 million for the same period in 2001, a decrease of $961,000 or 4.0%. As a percentage of total revenues, selling, general and administrative expenses decreased to 20.4% for the second quarter of 2002 from 22.9% for the same period in 2001. IDX's core business, information systems and services, selling, general and administrative expenses decreased $2.8 million primarily due to a decrease in general administrative expenses combined with decreased personnel costs during the second quarter of 2002 as compared to the same period in the prior year. This decrease is a result of restructuring programs and cost control initiatives. EDiX's selling, general and administrative expenses increased $1.8 million during the second quarter of 2002 as compared to the same period in 2001 due to an increase in the allowance for doubtful accounts of $1.2 million combined with increased costs in order to support sales growth.

SOFTWARE DEVELOPMENT COSTS
Software development expenses increased to $13.1 million in 2002 from $11.3 million in 2001, an increase of $1.8 million or 15.6%. As a percentage of total revenues, software development expenses increased to 11.6% in the second quarter of 2002 from 10.9% for the same period in 2001. As a percentage of system sales, software development costs increased to 50.1% in the second quarter of 2002 from 33.7% for the same period in 2001. The $1.8 million increase is primarily due to increased personnel costs as compared to the prior year in IDX's core information systems and services business segment. Approximately, $245,000 of software development costs, net of amortization, were capitalized during the second quarter of 2002 as compared to $665,000 for the same period in 2001. Research and development costs in the medical dictation and transcription business segment (EDiX) increased $133,000 to $695,000 for the second quarter of 2002 from $562,000 for the same period in 2001.

OTHER INCOME, NET
Interest income decreased to approximately $281,000 during the second quarter of 2002 as compared to $677,000 for the same period in 2001. This decrease was primarily due to a lower average invested balance combined with lower interest rates during the second quarter of 2002 as compared to the same period in 2001. Interest expense during the second quarter of 2002 increased to $72,000 from $0 during the comparable period in 2001.

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

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE
IDX, through a wholly owned subsidiary, currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. IDX recorded an equity loss during the second quarter of 2001 of $5.5 million on a pre-tax basis. IDX's interest in the losses of Allscripts in 2001 reduced the balance of IDX's investment carrying balance in Allscripts to zero, and accordingly no share of Allscripts loss has been recorded during the second quarter of 2002.

INCOME TAXES
The Company recorded income tax expense of approximately $1.4 million during the second quarter of 2002, an effective tax rate of 33.0%. This is lower than the Company's historical tax rate of 40.0% due to certain research and experimentation credits. The Company recorded an income tax benefit of approximately $1.5 million during the second quarter of 2001, an effective tax rate of 40.0%. The Company anticipates a consolidated effective tax rate of approximately 33.0% for the year ending December 31, 2002. This favorable rate is primarily the result of research credits projected to be generated and utilized in 2002. The Company anticipates that EDiX's effective tax rate in 2002 will also be less than the statutory rate due to the use of operating loss carry forwards, subject to annual limitations. The net deferred tax assets as of June 30, 2002 of approximately $8.5 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES
The Company's total revenues increased to $220.6 million during the six months ended June 30, 2002 from $198.9 million for the corresponding period in 2001, an increase of approximately $21.7 million or 10.9%. Revenues from systems sales (attributable to IDX's core business, information systems and services segment) decreased to $53.4 million during the six months ended June 30, 2002 (24.2% of total revenues) from $59.8 million for the corresponding period in 2001 (30.1% of total revenues), a decrease of $6.4 million or 10.7%. This decrease was primarily due to a decrease in new sales and installations of certain IDX systems.

Revenues from maintenance and service fees increased to $167.2 million during the six months ended June 30, 2002 (75.8% of total revenues) from $139.1 million for the corresponding period in 2001 (69.9% of total revenues), an increase of $28.2 million or 20.2%. The increase was due to an $8.6 million increase in EDiX's medical transcription service fee revenue, an $8.6 million increase in maintenance revenue primarily resulting from price increases and an increase in the Company's installed base, as well as an $8.4 million increase in installation and consulting services provided by IDX's core business segment.

COST OF SALES AND SERVICES
System sales and the corresponding category of cost of system sales are attributable to IDX's core business segment, information systems and services segment. The cost of system sales decreased to $17.8 million during the six months ended June 30, 2002 from $19.8 million for the comparable period in 2001, a decrease of $2.0 million or 9.9%. The decrease in cost of system sales is primarily a result of a decrease in hardware and third party software included as a component of sales of the Company's systems sales. The gross margin as a percentage of system sales decreased to 66.6% during the first six months of 2002 from 67.0% for the same period in 2001. Fluctuations in the gross profit margin as a percentage of system sales result from the revenue mix of software license revenues which have a higher gross profit margin and hardware revenues which have a lower gross profit margin.

The cost of services increased to $127.1 million during the first six months of 2002 from $114.4 million for the comparable period in 2001, an increase of $12.7 million or 11.1%. The increase in cost of services resulted from growth in client services expenses, primarily medical transcription staff, as well as maintenance, installation and consulting staff. The gross profit margin on maintenance and service fee revenues increased to 24.0% during the first six months of 2002 from 17.8% for the same period in 2001 and was due to increased maintenance revenue in IDX's core business partially offset by growth in service and maintenance expenses, combined with a decrease in EDiX's gross profit margin due to higher labor and related costs as a percentage of total revenue.

The gross profit margin as a percentage of maintenance and service fee revenues of IDX's core business, information systems and services, increased to 26.3% in the first six months of 2002 from 16.8% for the same period in 2001 primarily due to increased maintenance and service revenue offset partially by growth in maintenance and service expenses. The gross profit margin as a percentage of service revenues for the Company's medical dictation and transcription business segment (EDiX) decreased to 19.3% for the first six months of 2002 from 19.8% for the same period in 2001 due to higher labor and related costs as a percentage of total revenue.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased to $44.9 million for the first six months of 2002 from $42.9 million for the same period in 2001, an increase of $2.1 million or 4.8%. As a percentage of total revenues, selling, general and administrative expenses decreased to 20.4% for the first six months of 2002 from 21.6% for the same period in 2001. IDX's core business, information systems and services, selling, general and administrative expenses decreased $1.1 million primarily due to a decrease in general administrative expenses and decreased personnel costs during the first half of 2002 as compared to the same period in the prior year. This decrease is a result of restructuring programs and cost control initiatives. EDiX's selling, general and administrative expenses increased $3.2 million during the first half of 2002 as compared to the same period in 2001 due to an increase in the allowance for doubtful accounts of $1.2 million combined with increased costs in order to support sales growth.

SOFTWARE DEVELOPMENT COSTS
Software development expenses increased to $25.3 million during the first six months of 2002 from $21.9 million for the same period in 2001, an increase of $3.4 million or 15.6%. As a percentage of total revenues, software development expenses increased to 11.4% in the first six months of 2002 from 11.0% for the same period in 2001. As a percentage of system sales, software development costs increased to 47.3% in the first six months of 2002 from 36.5% for the same period in 2001. The $3.4 million increase is primarily due to increased personnel costs as compared to the prior year in IDX's core information systems and services business segment. Approximately $680,000 of software development costs, net of amortization, were capitalized during the first six months of 2002 as compared to $950,000 for the same period in 2001. Research and development costs in the medical dictation and transcription business segment (EDiX) increased to $1.2 million for the first six months of 2002 from $977,000 for the same period in 2001.

OTHER INCOME, NET
Interest income decreased to approximately $611,000 during the first six months of 2002 as compared to $1.6 million for the same period in 2001. This decrease was primarily due to a lower average invested balance combined with lower interest rates during the first six months of 2002 as compared to the same period in 2001. Interest expense during the first six months of 2002 increased to $123,000 from $0 during the comparable period in 2001.

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

GAIN ON SALE OF INVESTMENT IN SUBSIDIARY
On January 8, 2001, Allscripts acquired IDX's interest in ChannelHealth in exchange for approximately 7.5 million shares of Allscripts common stock (Allscripts shares). The Allscripts shares received are subject to restrictions on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to the four year restrictions on transfer, resulting in a $35.5 million gain on the transaction. IDX also entered into a ten-year strategic alliance agreement with Allscripts. Pursuant to the strategic alliance agreement, IDX had guaranteed that Allscripts will have gross revenues resulting from the alliance (less any commissions paid to IDX) of at least $4.5 million for fiscal year 2001. IDX accrued the $4.5 million liability as of the date of the transaction. IDX and Allscripts have finalized the analysis related to the Allscripts 2001 eligible gross revenues guarantee, and accordingly, IDX has recognized an additional gain on the sale of Channelhealth of $4.3 million during the first quarter of 2002. IDX accounts for its investment in Allscripts under the equity method of accounting. As a result of the transaction, the Company is entitled to representation on Allscripts Board of Directors.

REALIZED GAIN ON INVESTMENT.
Other income during the six months of 2001 includes a $5.8 million realized gain from a distribution of marketable equity securities related to an investment in an unrelated investment partnership.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE.
IDX, through a wholly owned subsidiary, currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. IDX recorded an equity loss during the first six months of 2001 of $11.5 million on a pre-tax basis. IDX's interest in the losses of Allscripts in 2001 reduced the balance of IDX's investment carrying balance in Allscripts to zero, and accordingly no share of Allscripts loss has been recorded during the first six months of 2002.

INCOME TAXES
The Company recorded income tax expense of approximately $3.4 million during the first six months of 2002, an effective tax rate of 33.0%. This is lower than the Company's historical tax rate of 40.0% due to certain research and experimentation credits. The Company recorded income tax expense of approximately $13.8 million during the first six months of 2001, an effective tax rate of 44.0%. The higher rate in 2001 is principally due to transaction costs related to the sale of ChannelHealth that are non-deductible for income tax purposes. The Company anticipates a consolidated effective tax rate of approximately 33.0% for the year ending December 31, 2002. This favorable rate is primarily the result of research credits projected to be generated and utilized in 2002. The Company anticipates that EDiX's effective tax rate in 2002 will also be less than the statutory rate due to the use of operating loss carry forwards, subject to annual limitations. The net deferred tax assets as of June 30, 2002 of approximately $8.5 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

NEW ACCOUNTING STANDARDS
In March of 2002, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) issued (EITF 01-14), [Issue No. 01-14 of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF)] EITF 01-14 states that customer reimbursements received for "out-of-pocket" expenses incurred should be characterized on the income statement as revenue. These expenses include, but are not limited to, airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. Service revenue and cost of service expenses have been restated for all periods presented in order to reflect this change resulting in no change to net income.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company principally has funded its operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured bank lines of credit.

Net cash provided by or used in operations is principally comprised of net income and depreciation and is primarily affected by the net effect of the change in accounts receivable, accounts payable, accrued expenses and non-cash items relating to the sale of Channelhealth and certain components of restructuring charges. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. During the first six months of 2002, accounts receivable from customers have been collected on average within 84 days which represents a decrease of 8 days in terms of average days to collect receivables from customers as compared to the year ended December 31, 2001.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. The Company invested approximately $3.0 million on the acquisition and implementation of an enterprise resource planning system during the second quarter of 2002 and anticipates investing an additional $3.5 million related to this implementation during the remainder of 2002. The Company purchased its corporate headquarters facility from a related party in April 2001 for approximately $15.0 million based on an independent appraisal of its fair market value. This transaction was reviewed and approved by certain independent members of the Board of Directors of the Company that had no financial interest in the transaction. In April 2000, the Company entered into a new operating lease for office space in Seattle, Washington, commencing in 2003, for a period of 12 years. The Company anticipates approximately $4.5 million in cash outlays for improvements related to this Seattle lease in 2002.

In addition, investing activities may also include purchases of interests in, loans to and acquisitions of businesses for access to complementary products and technologies. The Company expects these activities to continue. In April 2002, the Company acquired a minority interest in Stentor, Inc., one of the Company's strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor, Inc. The Company paid approximately $7.5 million to purchase the preferred shares. Stentor, Inc. is a California based medical informatics company and a worldwide leader in medical image and information management. The warrant was issued to the Company in November 2000 in connection with the alliance agreement that was entered into by the parties to jointly develop vnetix(TM), a medical image and information management system (MIMS) combining the advanced intelligence of the Company's Radiology Imaging Suite with the innovative image distribution technology from Stentor, Inc. This investment will be carried at cost and there is currently no public market for the preferred shares. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

Cash flows from financing activities historically relate to the issuance of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan and proceeds from line of credit.

Cash,cash equivalents and securities available-for-sale at June 30, 2002 were $42.6 million, a decrease of $13.8 million from December 31, 2001. The Company entered into a new revolving line of credit agreement during the second quarter of 2002 allowing the Company to borrow up to $40.0 million based on certain restrictions. This line of credit is secured by deposit accounts, accounts receivable and other assets and bears interest at the bank's base rate plus ..25%, which was approximately 5.0% as of June 30, 2002. This line of credit is subject to certain terms and conditions and will expire on June 27, 2005. At June 30, 2002, the Company had $18.7 million outstanding under this arrangement and is in compliance with all covenants under this agreement. As of August 6, 2002 there was no outstanding balance on this line of credit.

In addition to existing financing arrangements, the Company owns, through a wholly owned subsidiary, approximately 7.5 million shares of Allscripts Healthcare Solutions, Inc. stock, a public company listed on the Nasdaq National Market under the symbol MDRX. This investment in Allscripts stock is accounted for under the equity method. IDX recorded a non-cash equity loss during the first nine months of 2001 of $17.6 million on a pre-tax basis that reduced the balance of IDX's investment carrying balance in Allscripts to zero. This investment has a quoted market value of approximately $28.0 million as of June 30, 2002, and is subject to certain sale restrictions that may significantly impact the market value.

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

As of June 30, 2002, the Company has not entered into other material lease or purchase commitments not disclosed above. The Company believes that currently available funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company's revenues or income.

During the six month period ended June 30, 2002, IDX has not engaged in:

o Material off-balance sheet activities, including the use of structured finance or special purpose entities, with the exception of BDP Realty which has been given full recognition in the financial statements for all periods presented as described below, and 4901 LBJ as described below,

o    Trading activities in non-exchange traded contracts, or

o Transactions with persons or entities that benefit from their non-independent relationship with IDX, other than described below.

Through April 19, 2001, the Company's consolidated financial statements included the accounts of the Company and BDP Realty Associates (BDP), a real estate trust owned by certain stockholders and key employees of the Company, Robert H. Hoehl and Richard E. Tarrant, whose real estate was leased exclusively by the Company. Effective with the date of the acquisition of the Company's corporate headquarters from BDP, the Company has deconsolidated BDP and eliminated the net assets, principally real estate and minority interest, included in the Company's consolidated balance sheet as of that date. The Company's corporate headquarters were purchased from BDP for cash, at fair market value as determined by independent appraisers, for approximately $15.0 million during the second quarter of 2001. This amount has been recorded as property and equipment. This transaction was reviewed and approved by certain independent members of the Board of Directors of the Company that had no financial interest in the transaction. Total rent expense includes $294,000 in 2001 related to this lease.

The Company leases an office building from 4901 LBJ Ltd. Partnership, a real estate partnership (REP) owned by certain stockholders and key employees of the Company. Lease agreements are based on fair market value rents and are reviewed and approved by independent members of the Board of Directors. Total rent expense includes approximately $279,000 during each of the six month periods ending June 30, 2002 and June 30, 2001, respectively, related to this lease.

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

VOLATILITY OF STOCK PRICE. IDX has experienced, and expects to continue to experience, fluctuations in its stock price due to a variety of factors including:

      o    actual or anticipated quarterly variations in operating results;
      o    changes in expectations of future financial performance;
      o    changes in estimates and/or ratings of securities analysts;
      o market conditions particularly in the computer software and healthcare industries;
      o announcements of technological innovations, including Internet delivery of information and use of application service provider technology;
      o    new product introductions by IDX or its competitors;
      o    delay in customers purchasing decisions due to a variety of factors;
      o    market prices of competitors; and
      o    healthcare reform measures and healthcare regulation.

These fluctuations have had a significant impact on the market price of our common stock, and may have a significant impact on the future market price of our common stock.

These fluctuations may affect operating results as follows:

      o    ability to transact stock acquisitions; and
      o    ability to retain and incent key employees.

FINANCIAL TRENDS. Although the Company's results from operations improved during the first six months of 2002, year over year operating results and cash from operations generally declined during the period from 1998 through 2000. In 2001 and 2000, IDX generated a net loss of approximately $8.6 million and $36.0 million, respectively. If these trends continue, IDX may have difficulty financing future growth and funding operating initiatives, including future acquisitions.

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

Some of IDX's competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that it does not offer. The Company's principal existing competitors include, Eclipsys Corporation, McKesson Medquist, Inc., Siemans AG, Epic Systems Corporation and Cerner Corporation. Each of these competitors offers a suite of products that compete with many of IDX's products. There are other competitors that offer a more limited number of competing products. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services. In October 2001, Pfizer, IBM and Microsoft announced the creation of a joint venture known as Amicore to develop applications to automate the administrative, clinical and financial functions of a medical practice and connect the practice to groups, laboratories, pharmacies and other providers for physicians and physician groups.

PRODUCT LIABILITY CLAIMS. Any failure by IDX's products that provide applications relating to patient medical histories, diagnostic procedures and treatment plans could expose IDX to product liability claims. These potential claims may exceed IDX's current insurance coverage. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, IDX cannot make assurances that it will continue to have appropriate insurance available to it in the future at commercially reasonable rates.

KEY PERSONNEL. The success of IDX is dependent to a significant degree on its key management, sales, marketing and technical personnel. To be successful IDX must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including programmers, consultants and systems architects skilled in the technical environments in which IDX's products operate. Competition for such personnel in the software and information services industries is intense. IDX does not maintain "key man" life insurance policies on any of its executives with the exception of Richard E. Tarrant. Additionally, not all IDX personnel have executed noncompetition agreements.

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

The Federal Civil False Claims Act and the Medicare/Medicaid Civil Money Penalties regulations prohibit, among other things, the filing of claims for services that were not provided as claimed, which were for services that were not medically necessary, or which were otherwise false or fraudulent. Violations of these laws may result in civil damages, including treble and civil penalties. In addition, the Medicare/Medicaid and other Federal statutes provide for criminal penalties for such false claims. If, as a result of the provision by IDX of products or services to its customers or other entities with which IDX has a business relationship, IDX provides assistance with the provision of inaccurate financial reports to the government under these regulations, or IDX is found to have knowingly recorded or reported data relating to inappropriate payments made to a healthcare provider, IDX could be subject to liability under these laws.

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

POTENTIAL INFRINGEMENT OF PROPRIETARY RIGHTS OF OTHERS. If any of IDX's products violate third party proprietary rights, IDX may be required to re-engineer its products or seek to obtain licenses from third parties to continue offering its products without substantial re-engineering. Any efforts to reengineer IDX's products or obtain licenses from third parties may not be successful, in which case IDX may be forced to stop selling the infringing product or remove the infringing functionality or feature. IDX may also become subject to damage awards as a result of infringing the proprietary rights of others, which could cause IDX to incur additional losses and have an adverse impact on its financial position. IDX does not conduct comprehensive patent searches to determine whether the technologies used in its products infringe patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY. IDX's success and competitiveness are dependent to a significant degree on the protection of its proprietary technology. IDX relies primarily on a combination of copyrights, trade secret laws, patents and restrictions on disclosure to protect its proprietary technology. Despite these precautions, others may be able to copy or reverse engineer aspects of IDX's products, to obtain and use information that IDX regards as proprietary or to independently develop similar technology. Litigation may continue to be necessary to enforce or defend IDX's proprietary technology or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources.

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

STRATEGIC ALLIANCE WITH ALLSCRIPTS HEALTHCARE SOLUTIONS. In 2001, IDX entered into a ten-year strategic alliance with Allscripts Healthcare Solutions, Inc. to co-operatively develop, market and sell integrated clinical and practice management products.

During the term of the alliance, IDX is prohibited from co-operating with direct competitors of Allscripts to develop or provide any products similar to or in competition with Allscripts products in the practice management systems market. If the strategic alliance is not successful, or the restrictions placed on IDX during the term of the strategic alliance prohibit IDX from successfully marketing and selling certain products and services, IDX's operating results may suffer. Additionally, if Allscripts breaches the strategic alliance, it may also leave the Company without critical clinical components for its information systems offerings in the physician group practice markets.

BUSINESS RELATIONSHIP WITH COMPAQ/HEWLETT-PACKARD. Compaq Computer Corporation completed its proposed merger with Hewlett-Packard Company in May 2002. Prior to the merger, Compaq had been leading provider of hardware and operating system software used by a majority of the applications offered by the Company. To the extent the merger impacts the product lines that IDX uses in its product offering, or the development activities of the combined entity, it may adversely affect IDX's ability to continue to offer its products on the historical hardware platforms. To date, there has not been any significant change in the relationship between IDX and the resulting company HP/Compaq but as a result, the merger could have a material adverse effect upon the business of IDX.

RESTRICTIONS ON LIQUIDATION OF INVESTMENT IN ALLSCRIPTS HEALTHCARE SOLUTIONS. In January 2001, IDX received approximately 7.5 million shares of common stock of Allscripts Healthcare Solutions, Inc. in connection with the acquisition by Allscripts of IDX's majority owned subsidiary, ChannelHealth Incorporated. IDX entered into a stock rights and restrictions agreement with Allscripts, pursuant to which, among other things, IDX agreed to restrictions on the sale of its shares of Allscripts common stock. In general, IDX is prohibited from selling more than 25% of it shares of Allscripts common stock in any one year, and 16.67% in any one month. The restrictions on IDX's ability to sell shares of Allscripts common stock may make it difficult for IDX to liquidate its investment in Allscripts and may adversely affect the value of such investment.

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

Internationally, IDX invoices customers in United States currency. The Company is exposed to minimal foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through June 30, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

Interest rates on short-term borrowings with floating rates carry a degree of interest rate risk. Our future interest expense may increase if interest rates fluctuate. Interest expense was immaterial in the first six months of 2002 and 2001.

Interest income on the Company's investments is included in "Other Income." The Company accounts for cash equivalents and securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's investments are classified as securities available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity.

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

Subsequently, Epic filed an Answer denying the essential elements of the Company's claims, and asserted counterclaims against the Company. Epic alleges that the Company's claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the Company allegedly possesses monopoly power in the U.S. market for medical practice information systems. Epic also claims that this same alleged conduct constitutes intentional interference with its contract with the Foundation. The counterclaim seeks treble damages. The Company denies the counterclaims. On July 31, 2001, the Company's lawsuit against Epic, the Foundation and the individuals was dismissed and the counterclaims of Epic and the Foundation were dismissed. The Company appealed the dismissal of its lawsuit to the United States Court of Appeals, and on April 1, 2002, that appellate court affirmed the District Court's dismissal of the trade secret claim, but reversed and remanded the other related claims of the Company, including breach of contract and tortious interference claims against the defendants. The Company continues to vigorously pursue such remanded claims at the District Court. It has resumed its discovery efforts in anticipation of trial, which has been scheduled to begin in September 2002.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77.0 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover". The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages, which the Company believes may exceed approximately $9.0 million. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2002 Annual Meeting of Stockholders on May 20, 2002. Of the 28,851,174 shares of common stock outstanding and entitled to vote at this meeting, 22,895,765 were represented at this meeting, in person or by proxy. The following matter was voted upon at the Annual Meeting.

         1. Richard E. Tarrant and Allen Martin, Esq. were elected to serve for a term of three years as Class I Directors. The remaining terms of Stuart H. Altman, Ph.D., Henry M. Tufo, M.D., Robert H. Hoehl,
             Mark F. Wheeler, M.D. and David P. Hunter continued after the meeting. The result of the vote with respect to each nominee for director was as follows:

                                            For              Withheld
                                            ---              --------

                  Richard E. Tarrant        21,285,839       1,609,926
                  Allen Martin, Esq.        22,756,710         139,055

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

         Stockholders who wish to make a proposal at the 2003 Annual Meeting - other than one that will be included in the Company's proxy materials - must notify the Company no later than March 8, 2003. If a stockholder who wishes to present a proposal fails to notify the Company by this date, the proxies that management solicits for the meeting will have discretionary authority to vote on the stockholder's proposal if it is properly brought before the meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference:

(b) There were no Forms 8-K filed during the second quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  IDX SYSTEMS CORPORATION




Date:  August 14, 2002           By: /S/ JOHN A. KANE
                                     ____________________________
                                     John A. Kane,
                                     Sr. Vice President, Finance and
                                     Administration, Chief Financial
                                     Officer and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)

                                    EXHIBITS
                                    --------

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


Exhibit No.       Description                                              Page
----------        -----------                                              ----
10.1              Loan and Security Agreement by and among IDX             32
                  Systems Corporation, IDX Information Systems
                  Corporation, IDX Investment Corporation, EDiX
                  Corporation and Heller Healthcare Finance, Inc.
                  dated as of June 27, 2002.

10.2              Revolving Credit Note by and among IDX Systems           71
                  Corporation, IDX Information Systems Corporation,
                  IDX Investment Corporation, EDiX Corporation and
                  Heller Healthcare Finance, Inc. dated as of
                  June 27, 2002.

99.1              Certification pursuant to 18 U.S.C. Section 1350         77