Form 10-Q
period 2002-09-30
IDX SYSTEMS CORP
filed 2002-11-12
CIK 1001185

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

        [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM__________TO_____________

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

The number of shares outstanding of the registrant's common stock as of November 4, 2002 was 29,034,596.
================================================================================

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                     For the Period Ended September 30, 2002


                                TABLE OF CONTENTS


                                                                            Page

PART I.   FINANCIAL INFORMATION

         Item 1.   Interim Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets .............................3
         Condensed Consolidated Statements of Operations ...................4
         Condensed Consolidated Statements of Cash Flows ...................5
         Notes to Condensed Consolidated Financial Statements ..............6
         Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................13
         Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk ....................................................27
         Item 4.  Controls and Procedures ..................................27

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ........................................29
         Item 2.  Changes In Securities and Use of Proceeds.................30
         Item 3.  Defaults Upon Senior Securities ..........................30
         Item 4.  Submission of Matters to a Vote of Security Holders ......30
         Item 5.  Other Information ........................................30
         Item 6.  Exhibits and Reports on Form 8-K .........................30


SIGNATURES..................................................................31

CERTIFICATIONS..............................................................32

EXHIBIT INDEX...............................................................34

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                             SEPTEMBER 30,       DECEMBER 31,
                                                  2002               2001
                                             --------------      -------------
                                             (unaudited)           (audited)
ASSETS
Cash and marketable securities               $   55,668          $   56,373
Accounts receivable, net                         96,036              95,478
Refundable income taxes                           5,283              12,100
Prepaid and other current assets                  9,631               6,189
Deferred tax asset                                4,073               7,718
                                             ------------        ------------
TOTAL CURRENT ASSETS                            170,691             177,858

Property and equipment, net                      84,120              77,636
Capitalized software costs, net                   2,381               2,055
Goodwill, net                                     1,511               1,391
Other assets                                     12,784               5,592
Deferred tax asset                                    -                 790
                                             ------------        ------------
TOTAL ASSETS                                 $  271,487          $  265,322
                                             ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and
  other liabilities                          $   41,983          $   51,963
Deferred revenue                                 19,196              20,361
Notes payable to bank                            18,727              15,000
                                             ------------        ------------
TOTAL CURRENT LIABILITIES                        79,906              87,324

Stockholders' equity                            191,581             177,998
                                             ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  271,487          $  265,322
                                             ============        ============


          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Part I. Financial Information

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                   SEPTEMBER 30,            SEPTEMBER 30,
                                2002          2001        2002          2001
                                ----          ----        ----         ----
REVENUES
Systems sales                   $ 30,404      $ 18,670    $ 83,802     $ 78,498
Maintenance and service fees      87,257        70,820     254,473      209,879
                                --------      --------    --------     --------
TOTAL REVENUES                   117,661        89,490     338,275      288,377


OPERATING EXPENSES
Cost of systems sales             10,816         6,192      28,629       25,964
Cost of maintenance and
  services                        65,428        62,483     192,523      176,836
Selling, general and
  administrative                  22,415        24,509      67,364       67,380
Software development costs        13,528        11,126      38,784       32,977
                                --------      --------    --------     --------
TOTAL OPERATING EXPENSE          112,187       104,310     327,300      303,157

OPERATING INCOME (LOSS)            5,474       (14,820)     10,975      (14,780)

OTHER INCOME

Other income                         826           460       1,334        1,769
Gain on sale of investment
  in subsidiary                        -             -       4,273       35,546
Gain on investment                     -             -           -        5,849
                                --------      --------    --------     --------
TOTAL OTHER INCOME                   826           460       5,607       43,164

Income before income taxes
  and equity in loss of
  unconsolidated affiliate         6,300       (14,360)     16,582       28,384

Equity in loss of
  unconsolidated affiliate             -        (6,057)          -      (17,559)
Income tax benefit (provision)    (2,079)        8,184      (5,472)      (5,575)
                                --------      --------    --------     --------
NET INCOME (LOSS)               $  4,221      $(12,233)   $ 11,110     $  5,250
                                ========      ========    ========     ========

BASIC EARNINGS PER SHARE
  (LOSS)                        $   0.15      $  (0.43)   $   0.38     $   0.18
                                ========      ========    ========     ========
Basic weighted average
  shares outstanding            $ 29,032      $ 28,665    $ 28,916     $ 28,525
                                ========      ========    ========     ========

DILUTED EARNINGS PER SHARE
  (LOSS)                        $   0.14      $  (0.43)   $   0.38     $   0.18
                                ========      ========    ========     ========
Diluted weighted average
  shares outstanding            $ 29,180      $ 28,665    $ 29,119     $ 28,800
                                ========      ========    ========     ========


          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
ITEM 1.  INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)
                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      2002           2001
                                                      ----           ----
OPERATING ACTIVITIES:
Net income                                            $   11,110     $   5,250
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                         11,977        11,344
     Amortization                                          1,945         1,634
     Deferred tax provision                                4,435          (313)
     Increase in allowance for doubtful accounts           2,432         1,853
     Minority interest                                         -           297
     Gain on investment                                        -        (5,849)
     Equity in loss of unconsolidated affiliate                -        17,559
     Gain on sale of investment in subsidiary             (4,273)      (35,546)
     Loss on disposition of assets                            93           404
     Changes in operating assets and liabilities:
         Accounts receivable                              (2,991)       17,774
         Prepaid expenses and other assets                (5,316)       (2,862)
         Accounts payable and accrued expenses            (5,707)      (11,304)
         Federal and state income taxes                    6,817           362
         Deferred revenue                                 (1,165)          130
                                                      -----------    ----------
         Net cash provided by operating activities        19,357           733

INVESTING ACTIVITIES:
Purchase of property and equipment, net                  (18,555)      (31,863)
Purchase of securities available-for-sale                (22,116)      (67,425)
Proceeds from sale of securities available-for-sale       30,523        98,790
Proceeds from sale of investment                               -        11,282
Business acquisitions                                          -        (2,080)
Other assets                                              (7,498)         (252)
                                                      -----------    ----------
        Net cash (used in) provided by investing
          activities                                     (17,646)        8,452

FINANCING ACTIVITIES:
Proceeds from sale of common stock                         2,222         2,879
Proceeds from notes payable to bank                        3,727        15,000
Contributions to affiliates, net                               -          (472)
                                                      -----------    ----------
        Net cash provided by financing activities          5,949        17,407
                                                      -----------    ----------
Increase in cash and cash equivalents                      7,660        26,592

Cash and cash equivalents at beginning of period          38,083        16,357
                                                      -----------    ----------
Cash and cash equivalents at end of period                45,743        42,949
Securities available-for-sale                              9,925        11,657
                                                      -----------    ----------
Total cash and securities available-for-sale          $   55,668     $  54,606
                                                      ===========    ==========
Noncash investing activities:
Fair value of stock received from sale of
  investment in subsidiary                            $        -     $  29,523
                                                      ===========    ==========
Deconsolidation of minority interest in
  real estate partnership                             $        -     $   8,979
                                                      ===========    ==========
Noncash financing activities:
Issuance of restricted stock                          $        -     $   1,201
                                                      ===========    ==========

          SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation

IDX Systems Corporation (IDX or the Company) provides healthcare information systems and services to large integrated healthcare delivery enterprises principally located in the United States. Revenues are derived from the licensing of software, hardware sales, providing maintenance and services related to systems sales and providing medical transcription services.

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments) have been made to provide a fair presentation. The operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002.

Note 2 - New Accounting Standards

In March 2002, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Issue No. 01-14 of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force" ("EITF No. 01-14"). EITF No. 01-14 states that customer reimbursements received for "out-of-pocket" expenses incurred should be characterized on the income statement as revenue. These expenses include, but are not limited to, airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. Service revenue and cost of service expenses have been restated for all periods presented in order to reflect this change, resulting in no change to net income.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", ("EITF No. 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.


Note 3 - Deconsolidation, Acquisitions and Investments

In April 2002, the Company acquired a minority interest in Stentor, Inc., one of the Company's strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor, Inc. The Company paid approximately $7.5 million to purchase the preferred shares. Stentor, Inc. is a California based medical informatics company with products for medical image and information management. The warrant was issued to the Company in November 2000 in connection with the alliance agreement that was entered into by the parties to jointly develop a medical image and information management system (MIMS) combining the Company's Imaging Suite product with the image distribution technology from Stentor. This investment will be carried at cost. There is currently no public market for the preferred shares.

Through April 19, 2001, the Company's consolidated financial statements included the accounts of the Company and BDP Realty Associates (BDP), a real estate trust owned by certain stockholders and key employees of the Company whose real estate was leased exclusively by the Company. Effective with the acquisition of the Company's corporate headquarters from BDP on April 19, 2001, the Company deconsolidated BDP and eliminated the net assets, principally real estate and a minority interest, included in the Company's consolidated balance sheet. The Company purchased its corporate headquarters from BDP for approximately $15 million in cash in the second quarter of 2001, the fair market value as determined by independent appraisers. This amount has been recorded as property and equipment on the Company's consolidated balance sheet.

In May 2001, the Company acquired PVI, LLC for approximately $1.0 million in cash. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair market values of PVI, LLC's assets at the date of acquisition, principally to software. There are contingent payments based on a percentage of future sales related to this purchase, however, there have been no sales to date.

In June 2001, the Company acquired Vogt Management Consulting, Inc. for approximately $1.1 million in cash. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated, principally to goodwill, based on estimated fair market values of Vogt Management Consulting, Inc.'s assets at the date of acquisition.

Had these purchase acquisitions occurred as of the beginning of the year in which they occurred, the Company's operating results would not be materially different than as reported in the accompanying condensed consolidated financial statements.


Note 4 - Restructuring Charges

On September 28, 2001, the Company announced its plan to restructure and realign its large physician group practice business. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company's employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, comprised of costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million and equipment and leasehold improvement write-offs related to the leased facilities and workforce reduction of $8.8 million. Substantially all work force reduction related actions were completed during the fourth quarter of 2001. As of September 30, 2002, the Company had an accrual balance of $3.0 million primarily related to leased facilities, of which approximately $600,000 will be paid during the remainder of 2002 and approximately $2.4 million thereafter.


Note 5 - Sale of Investment in Subsidiary and Other Related Matters

On January 8, 2001, the Company sold certain operations of its majority owned subsidiary, ChannelHealth Incorporated ("ChannelHealth") to Allscripts Healthcare Solutions, Inc. ("Allscripts"), a leading provider of point-of-care e-prescribing and productivity solutions for physicians. In addition to the sale, the Company entered into a ten-year strategic alliance whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

Allscripts acquired ChannelHealth in exchange for 8.6 million shares, or 21.3%, of Allscripts stock on a pro-forma fully diluted basis, of which IDX received approximately 90% or 7.5 million shares. The Allscripts shares received are subject to restrictions on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% of that 25%, or 4.164% of the total, in any one month. Under certain circumstances, more favorable sale restrictions may apply. IDX recorded the Allscripts shares at their fair value of $29.5 million, which included a discount from market value due to restrictions on transfer, resulting in a $35.5 million gain on the transaction. The reported gain is greater than the fair market value of the stock received due to the Company's negative carrying value of the ChannelHealth investment at the time of the sale. Pursuant to the strategic alliance agreement, IDX guaranteed that Allscripts would have gross revenues resulting from the alliance (less any commissions paid to IDX) of at least $4.5 million for fiscal year 2001. IDX deferred $4.5 million of the gain on sale as of the date of the transaction. IDX and Allscripts finalized the analysis related to the Allscripts 2001 eligible gross revenues guarantee, and IDX recognized an additional $4.3 million gain on the sale during the first three months of 2002.

At September 30, 2002, IDX owns approximately 20% of the outstanding common stock of Allscripts and accounts for its investment under the equity method of accounting. Under the equity method of accounting, IDX recognized its pro-rata share of Allscripts 2001 losses and recorded an equity loss during 2001 of $17.6 million, including $6.1 million during the third quarter of 2001 and $17.6 million during the first nine months of 2001. These equity losses resulted in the elimination of the carrying value of the Allscripts investment during the third quarter of 2001. Based on the quoted market price at September 30, 2002, the Allscripts investment has a market value of approximately $21.0 million, which is not currently reflected on the Company's consolidated balance sheet.

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


Summary unaudited financial information for Allscripts for the three and nine month periods ended September 30, 2002 and 2001 is as follows in thousands:

FOR THE THREE MONTHS ENDED SEPTEMBER 30:
                                            2002                   2001
                                            ----                   ----
                  Revenue                   $20,006                $16,454
                  Gross profit                5,236                 (2,138)
                  Net loss                   (3,199)              (351,857)

FOR THE NINE MONTHS ENDED SEPTEMBER 30:
                                            2002                   2001
                                            ----                   ----
                  Revenue                   $37,765                $52,226
                  Gross profit               14,028                  1,178
                  Net loss                  (13,185)              (410,385)

Note 7 - Income Taxes

The Company's 2002 effective tax rate is lower than the statutory rate, primarily due to research credits. The 2001 effective tax rate was higher than the statutory rate principally due to the non-deductible nature of certain costs related to the sale of ChannelHealth. The net deferred tax assets as of September 30, 2002 of approximately $4.1 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

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

Information Systems and Services: This reportable segment consists of IDX's healthcare information solutions that includes software, hardware and related services. IDX solutions enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality. The principal markets for this segment include physician groups, management service organizations, hospitals and integrated delivery networks primarily located in the United States.

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

Summarized financial information concerning the Company's reportable segments is shown in thousands in the following table:


                                   Information      Medical
                                   Systems and      Transcription
                                   Services         Services          Total
                                   -----------      -------------     -----
FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2002
Net operating revenues             $ 88,854         $ 28,807          $117,661
Operating income                      5,456               18             5,474
Income (loss) before income
  taxes and equity in loss
  of unconsolidated affiliate         7,251             (951)            6,300
Identifiable operating assets       224,926           46,561           271,487


FOR THE THREE MONTHS ENDED
  SEPTEMBER 30, 2001
Net operating revenues             $ 64,848         $ 24,642          $ 89,490
Operating income (loss)             (17,252)           2,432           (14,820)
Income (loss) before income
  taxes and equity in loss
  of unconsolidated affiliate       (15,958)           1,598           (14,360)
Identifiable operating assets       237,259           36,218           273,447


FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2002
Net operating revenues             $254,838         $ 83,437          $338,275
Operating income (loss)              11,181             (206)           10,975
Income (loss) before income
  taxes and equity in loss
  of unconsolidated affiliate        19,533           (2,951)           16,582
Identifiable operating assets       224,926           46,561           271,487


FOR THE NINE MONTHS ENDED
  SEPTEMBER 30, 2001
Net operating revenues             $217,658         $ 70,719          $288,377
Operating income (loss)             (18,989)           4,209           (14,780)
Income before income taxes
  and equity in loss of
  unconsolidated affiliate           26,600            1,784            28,384
Identifiable operating assets       237,259           36,218           273,447

Corporate headquarter assets and related operating costs are included in the Information Systems and Services segment information. Substantially all of the Company's operations are in the United States.

Note 9 - Comprehensive Income

Total comprehensive income for the quarter ended September 30, 2002 amounted to $4.2 million compared to a comprehensive loss of $12.2 million for the same period in 2001. Total comprehensive income for the nine months ended September 30, 2002 amounted to $11.1 million compared to a comprehensive income of $5.2 million for the same period in 2001. Comprehensive income/loss includes unrealized gains or losses on the Company's available-for-sale securities that are included as a component of stockholders' equity.

Note 10 - Earnings Per Share Information

The following sets forth the computation of basic and diluted earnings (loss) per share: (in thousands, except for per share data)

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,

                                    2002         2001        2002        2001
                                    ----         ----        ----        ----
   Numerator:
     Net income (loss)              $4,221       $(12,233)   $ 11,110    $ 5,250
                                    ------       ---------   --------    -------
   Numerator for basic and
    diluted income (loss)
    per share                       $4,221       $(12,233)   $ 11,110    $ 5,250
                                    ======       =========   ========    =======

   Denominator:

     Basic weighted-average
       shares outstanding            29,032        28,665     28, 916     28,525
     Effect of employee stock
       options                          148             -         203        275
                                    --------------------------------------------

   Denominator for diluted
     income per share                29,180        28,665      29,119     28,800
                                     ------        ------      ------     ------
   Basic income (loss) per share     $  .15        $ .(43)     $  .38     $  .18
                                     ======        =======     ======     ======
   Diluted income (loss) per share   $  .14        $ .(43)     $  .38     $  .18
                                     ======        =======     ======     ======


Options to acquire 4,529,862 and 3,315,893 shares for the three month periods ended September 30, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive. Options to acquire 3,137,221 and 2,745,963 shares for the nine month periods ended September 30, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive.



Note 11 - Legal Proceedings

On January 18, 2001, the Company commenced a lawsuit against Epic Systems Corporation ("Epic"), a competitor of the Company, the University of Wisconsin Medical Foundation (the "Foundation"), and two individuals, claiming, among other things, that trade secrets of the Company involving its IDXtend medical group practice system were wrongfully disclosed to, and misappropriated by, Epic in a series of meetings that took place in 1998 and 1999. The defendants denied the Company's claims. The Company's lawsuit sought damages and injunctive relief and was brought in the United States District Court for the Western District of Wisconsin and was entitled IDX Systems Corporation v. Epic Systems Corporation, et al. The Foundation brought a counterclaim against the Company claiming that its lawsuit interfered with a contract between the Foundation and Epic, and that the confidentiality provisions in IDX's contracts with the Foundation were invalid. The counterclaim sought damages and declaratory judgment. The Company denied the counterclaim.

Subsequently, Epic filed an Answer denying the essential elements of the Company's claims, and asserted counterclaims against the Company. Epic alleged that the Company's claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the Company allegedly possessed monopoly power in the U.S. market for medical practice information systems. Epic also claimed that this same alleged conduct constituted intentional interference with its contract with the Foundation. The counterclaim sought treble damages. The Company denied the counterclaims. On July 31, 2001, the Company's lawsuit against Epic, the Foundation and the individuals was dismissed and the counterclaims of Epic and the Foundation were dismissed. The Company appealed the dismissal of its lawsuit to the United States Court of Appeals for the Seventh Circuit, and on April 1, 2002, that appellate court affirmed the District Court's dismissal of the trade secret claim, but reversed and remanded the other related claims of the Company, including breach of contract and tortuous interference claims against the defendants.

On August 13, 2000, the District Court granted the Company's motion for summary judgment on the issue of whether the Foundation had violated its obligations to keep confidential the Company's proprietary information and stated that it would be reasonable to conclude that Epic intended to improperly receive the information. On August 27, 2002, the defendants settled the litigation with the Company.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77.0 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover". On September 30, 2002, the United States District Court for the Eastern District of Michigan dismissed all of SJHS claims of fraud, tort and breach of contract, leaving only its claim for anticipatory repudiation. On October 15, 2002, SJHS requested reconsideration of these rulings. The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE" COMMENCING ON PAGE 22, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. UNLESS OTHERWISE SPECIFIED OR THE CONTEXT REQUIRES OTHERWISE, THE TERMS "WE", "US", "OUR" AND THE "COMPANY" REFER TO IDX SYSTEMS CORPORATION AND ITS SUBSIDIARIES.

CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Those estimates are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Actual results may differ from these estimates under different assumptions or conditions.

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

o REVENUE RECOGNITION. We recognize revenue when evidence of an arrangement exists, contractual obligations have been satisfied, title and risk of loss (in the case of hardware) have been transferred to the customer and collection of the resulting receivable is reasonably assured. We defer revenue when initial payment terms exceed 90 days. We recognize revenue on software licensing arrangements involving multiple elements by allocation of the fair value of the transaction to each element, or more typically using the residual method when the arrangement includes undelivered elements. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue, assuming all other conditions for revenue recognition have been satisfied. Substantially all of the Company's product revenue is recognized in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue until all elements are delivered, services are performed, or until fair value can be objectively determined. As part of an arrangement, customers typically purchase maintenance and support contracts as well as consulting and transcription services from the Company. Revenue from software licensing arrangements is principally recognized upon attainment of specified contractual milestones and dates. Additionally, we periodically enter into certain long-term contracts where revenue is recognized on a percentage of completion basis or the completed contract method, as appropriate measures of completion for each contract are achieved. We also generate service revenues from the sale of product maintenance contracts, consulting contracts and transcription service arrangements. Vendor specific evidence of fair value of maintenance services is based upon the amount charged when these services are purchased separately, which is typically the renewal rate. Revenue from maintenance contracts is recognized ratably over the support period, including the installation period through the term of the agreements, which is typically one year. Vendor specific evidence of fair value of consulting services is based upon the price charged when these services are sold separately, and typically charged at an hourly rate. Vendor specific evidence of fair value of transcription services is based upon the price charged when these services are sold separately and are typically charged at a per line rate. Revenues from consulting and transcription services are recognized in the period in which services are performed. Revenue from hardware sales is recognized upon transfer of title to customers.

     ALLOWANCES FOR DOUBTFUL ACCOUNTS RECEIVABLE. Management estimates allowances for doubtful accounts receivable based on historical experience and management's evaluation of the financial condition of the customer. The Company typically does not require collateral. Historically, management's estimates have been adequate to cover accounts receivable exposures. We believe our reported allowances at September 30, 2002, are adequate. If the financial conditions of those customers were to deteriorate, however, resulting in their inability to make payments, we may need to record additional allowances, which would result in additional selling, general and administrative expenses being recorded for the period in which such determination was made.

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

GENERAL
Revenues increased to $117.7 million for the third quarter of 2002 from $89.5 million for the same period in 2001. Systems sales increased $11.7 million (62.8%) during the third quarter of 2002, while maintenance and service fees increased $16.4 million (23.2%) as compared to the same period in the prior year. The Company reported net income of $4.2 million, or $0.14 per share, for the third quarter of 2002 as compared to a net loss of $12.2 million, or $0.43 per share, for the same period in 2001. Excluding the effects of the equity in the loss of an unconsolidated affiliate of $6.1 million, the net income after income taxes for the three months ended September 30, 2001 was $8.6 million or $0.30 per share.

On January 8, 2001, the Company sold ChannelHealth Incorporated ("ChannelHealth"), including certain product lines, to Allscripts Healthcare Solutions, Inc. ("Allscripts"), a leading provider of point-of-care e-prescribing and productivity solutions for physicians. ChannelHealth, incorporated in September 1999, was a majority owned subsidiary of IDX. IDX retained the Patient and eCommerce Channels, which were previously part of ChannelHealth, enabling IDX to integrate an Internet solution that leverages its core competencies in physician practice management systems. In addition to the sale, the Company entered into a 10-year strategic alliance whereby Allscripts will become the exclusive provider of point-of-care clinical applications sold by IDX to physician practices. Allscripts acquired ChannelHealth in exchange for
8.6 million shares, or 21.3% of Allscripts stock on a pro-forma fully diluted basis, of which IDX received approximately 7.5 million shares (approximately 90%). This investment in Allscripts stock is accounted for under the equity method. Under this method, IDX is required to recognize a pro-rata share of Allscripts net income or loss after elimination of certain related entity transactions. IDX recorded approximately $17.6 million as its pro-rata share of Allscripts losses in 2001, including $6.1 million during the third quarter of 2001, and reduced the carrying value of this investment to zero in 2001. In the event Allscripts generates net income in the future, IDX would not record its share of Allscripts net income until such time as IDX's share of such future net income aggregated to an amount that was greater than the proportionate share of cumulative losses IDX has not recorded subsequent to its investment being written down to zero. IDX is not committed to and does not currently plan to provide any future investments or advances to Allscripts. Allscripts has reported losses since 1995 and may report losses in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2001

REVENUES
The Company's total revenues increased to $117.7 million during the three months ended September 30, 2002 from $89.5 million for the corresponding period in 2001, an increase of approximately $28.2 million or 31.5%. Revenues from systems sales increased to $30.4 million during the three months ended September 30, 2002 (25.8% of total revenues) from $18.7 million for the corresponding period in 2001 (20.9% of total revenues), an increase of $11.7 million or 62.8%. This increase was primarily due to an increase from new sales and installations of certain IDX systems.

Revenues from maintenance and service fees increased to $87.3 million during the quarter ended September 30, 2002 (74.2% of total revenues) from $70.8 million for the corresponding period in 2001 (79.1% of total revenues), an increase of $16.4 million or 23.2%. The increase was due to a $4.4 million increase in maintenance revenue primarily resulting from price increases and an increase in the Company's installed base, as well as a $7.1 million increase in installation and consulting services provided by IDX's core business, combined with a $4.2 million increase in EDiX's medical transcription service fee revenue.

COST OF SALES AND SERVICES
System sales and the corresponding category of cost of system sales are attributable to IDX's core business segment, information systems and services. The cost of system sales increased to $10.8 million during the quarter ended September 30, 2002 from $6.2 million for the comparable period in 2001, an increase of $4.6 million or 74.7%. Cost of system sales fluctuates primarily due to the amount of hardware and third party software included as a component of the Company's systems sales. The gross margin as a percentage of systems sales decreased to 64.4% during the third quarter of 2002 from 66.8% for the same period in 2001. Fluctuations in the gross profit margin as a percentage of system sales typically result from the revenue mix of software license revenue, which has a higher gross profit margin and hardware and third party software sales, which have a lower gross profit.

The cost of services increased to $65.4 million during the third quarter of 2002 from $62.5 million for the comparable period in 2001, an increase of $2.9 million or 4.7%. The increase in cost of services resulted primarily from growth in medical transcription staff and related costs. The gross profit margin as a percentage of maintenance and service fee revenues increased to 25.0% during the third quarter of 2002 from 11.8% for the same period in 2001. This increase in gross profit margin as a percentage of revenue is due to increased maintenance and service revenue in IDX's core business partially offset by growth in maintenance and service expenses, combined with a decrease in EDiX's gross profit margin due to higher labor and related costs as a percentage of total revenue.

The gross profit margin as a percentage of maintenance and service fee revenues of IDX's core business, information systems and services, increased to 27.8% in the third quarter of 2002 from 11.8% for the same period in 2001 primarily due to increased maintenance and installation revenue combined with a decrease in maintenance and service expenses due to costs savings from the 2001 restructuring program. The gross profit margin as a percentage of revenues for the Company's medical transcription business segment (EDiX) decreased to 19.3% for the third quarter of 2002 from 26.2% for the same period in 2001 due to higher labor and related costs as a percentage of total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased to $22.4 million for the third quarter of 2002 from $24.5 million for the same period in 2001, a decrease of $2.1 million or 8.5%. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.1% for the third quarter of 2002 from 27.4% for the same period in 2001. IDX's core business, information systems and services, selling, general and administrative expenses decreased $3.0 million primarily due to a decrease in outside professional fees, a decrease in rent expense related to the 2001 restructuring program, offset by increased personnel costs during the third quarter of 2002 as compared to the same period in the prior year. EDiX's selling, general and administrative expenses increased approximately $1.0 million during the third quarter of 2002 as compared to the same period in 2001 due to increased personnel and related costs in order to support sales growth.

SOFTWARE DEVELOPMENT COSTS
Software development expenses increased to $13.5 million in 2002 from $11.1 million in 2001, an increase of $2.4 million or 21.6%. As a percentage of total revenues, software development expenses decreased to 11.5% in the third quarter of 2002 from 12.4% for the same period in 2001. As a percentage of system sales, software development costs decreased to 44.5% in the third quarter of 2002 from 59.6% for the same period in 2001. The $2.4 million increase is primarily due to increased personnel costs as compared to the prior year in IDX's core information systems and services business segment combined with net amortization expense related to capitalized research and development costs. Approximately $380,000 of software development cost amortization, net of capitalized software development costs, were expensed during the third quarter of 2002 as compared to $240,000 of software development costs, net of amortization, capitalized during the third quarter of for the same period in 2001. Research and development costs in EDiX increased $565,000 to $992,000 for the third quarter of 2002 from $427,000 for the same period in 2001 primarily due to increased personnel expenses.

OTHER INCOME, NET
Interest income increased to approximately $934,000 during the third quarter of 2002 as compared to $475,000 for the same period in 2001. This increase was primarily due to approximately $730,000 in nonrecurring interest income related to federal and state tax refunds. Excluding the effect of interest income related to tax refunds, interest income decreased to approximately $204,000 during the third quarter of 2002 as compared to $475,000 for the same period in 2001 due to lower average invested balances combined with lower interest rates during the third quarter of 2002 as compared to the same period in 2001. Interest expense during the third quarter of 2002 increased to $108,000 from $15,000 during the comparable period in 2001.

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

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE
IDX, through a wholly owned subsidiary, currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. IDX recorded an equity loss during the third quarter of 2001 of $6.1 million on a pre-tax basis. IDX's interest in the losses of Allscripts in 2001 reduced the balance of IDX's investment carrying balance in Allscripts to zero, and accordingly no share of Allscripts loss has been recorded during the third quarter of 2002.

INCOME TAXES
The Company recorded income tax expense of approximately $2.1 million during the third quarter of 2002, an effective tax rate of 33.0%. This is lower than the Company's historical tax rate of 40.0% due to certain research and experimentation credits. The Company recorded an income tax benefit of approximately $8.2 million during the third quarter of 2001, an effective tax rate of 40.0%. The Company anticipates a consolidated effective tax rate of approximately 33.0% for the year ending December 31, 2002. This favorable rate is primarily the result of research credits projected to be generated and utilized in 2002. The Company anticipates that EDiX's effective tax rate in 2002 will also be less than the statutory rate due to the use of operating loss carry forwards, subject to annual limitations. The net deferred tax assets as of September 30, 2002 of approximately $4.1 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2001

REVENUES
The Company's total revenues increased to $338.3 million during the nine months ended September 30, 2002 from $288.4 million for the corresponding period in 2001, an increase of approximately $49.9 million or 17.3%. Revenues from systems sales (attributable to IDX's core business, information systems and services segment) increased to $83.8 million during the nine months ended September 30, 2002 (24.8% of total revenues) from $78.5 million for the corresponding period in 2001 (27.2% of total revenues), an increase of $5.3 million or 6.8%. This increase was primarily due to an increase in new sales and installations of certain IDX systems.

Revenues from maintenance and service fees increased to $254.5 million during the nine months ended September 30, 2002 (75.2% of total revenues) from $209.9 million for the corresponding period in 2001 (72.8% of total revenues), an increase of $44.6 million or 21.2%. The increase was due to a $12.7 million increase in EDiX's medical transcription service fee revenue, a $13.6 million increase in maintenance revenue primarily resulting from the combination of price increases and an increase in the Company's installed base, as well as an $15.0 million increase in installation and consulting services provided by IDX's core business segment.

COST OF SALES AND SERVICES
System sales and the corresponding category of cost of system sales are attributable to IDX's core business segment, information systems and services. The cost of system sales increased to $28.6 million during the nine months ended September 30, 2002 from $26.0 million for the comparable period in 2001, an increase of $2.7 million or 10.3%. The increase in cost of system sales is primarily a result of an increase in third party software included as a component of sales of the Company's systems sales. The gross margin as a percentage of system sales decreased to 65.8% during the first nine months of 2002 from 66.9% for the same period in 2001. Fluctuations in the gross profit margin as a percentage of system sales result from the revenue mix of software license revenues, which have a higher gross profit margin, and hardware and third party software revenues, which have a lower gross profit margin.

The cost of services increased to $192.5 million during the first nine months of 2002 from $176.8 million for the comparable period in 2001, an increase of $15.7 million or 8.9%. The increase in cost of services resulted from growth in client services expenses, primarily medical transcription staff and related costs. The gross profit margin on maintenance and service fee revenues increased to 24.3% during the first nine months of 2002 from 15.7% for the same period in 2001 and was due to increased maintenance revenue in IDX's core business partially offset by growth in service and maintenance expenses, combined with a decrease in EDiX's gross profit margin due to higher labor and related costs as a percentage of total revenue.

The gross profit margin as a percentage of maintenance and service fee revenues of IDX's core business, information systems and services, increased to 26.8% in the first nine months of 2002 from 12.6% for the same period in 2001 primarily due to increased maintenance and service revenue offset partially by growth in maintenance and service expenses. This improvement in gross margin is a result of restructuring programs and cost control initiatives. The gross profit margin as a percentage of service revenues for the Company's medical dictation and transcription business segment (EDiX) decreased to 19.3% for the first nine months of 2002 from 22.0% for the same period in 2001 due to higher labor and related costs as a percentage of total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses decreased $16,000 to $67.4 million for the first nine months of 2002 from $67.4 million for the same period in 2001, a decrease of 0.02%. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.9% for the first nine months of 2002 from 23.4% for the same period in 2001. IDX's core business, information systems and services, selling, general and administrative expenses decreased $4.2 million primarily due to a decrease in general administrative expenses and decreased personnel costs during the first nine months of 2002 as compared to the same period in the prior year. This decrease is a result of restructuring programs and cost control initiatives. EDiX's selling, general and administrative expenses increased $4.2 million during the first nine months of 2002 as compared to the same period in 2001 due to an increase in the allowance for doubtful accounts of $1.2 million combined with increased costs in order to support sales growth.

SOFTWARE DEVELOPMENT COSTS
Software development expenses increased to $38.8 million during the first nine months of 2002 from $33.0 million for the same period in 2001, an increase of $5.8 million or 17.6%. As a percentage of total revenues, software development expenses increased to 11.5% in the first nine months of 2002 from 11.4% for the same period in 2001. As a percentage of system sales, software development costs increased to 46.3% in the first nine months of 2002 from 42.0% for the same period in 2001. The $5.8 million increase is primarily due to increased personnel costs as compared to the prior year in IDX's core information systems and services business segment. Approximately $364,000 of software development costs, net of amortization, were capitalized during the first nine months of 2002 as compared to $1.2 million for the same period in 2001. Research and development costs in the medical transcription business segment (EDiX) increased to $2.2 million for the first nine months of 2002 from $1.4 million for the same period in 2001.

OTHER INCOME, NET
Interest income decreased approximately $537,000 to $1.5 million during the first nine months of 2002 as compared to $2.1 million for the same period in 2001. The first nine months of 2002 include approximately $730,000 in nonrecurring interest income related to federal and state tax refunds. Excluding the effect of interest income related to tax refunds, interest income decreased to approximately $814,000 during the first nine months of 2002 as compared to $2.1 million for the same period in 2001. This decrease was primarily due to a lower average invested balance combined with lower interest rates during the first nine months of 2002 as compared to the same period in 2001. Interest expense during the first nine months of 2002 increased to $233,000 from $15,000 during the comparable period in 2001.

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

GAIN ON SALE OF INVESTMENT IN SUBSIDIARY
On January 8, 2001, Allscripts acquired IDX's interest in ChannelHealth in exchange for approximately 7.5 million shares of Allscripts common stock (Allscripts shares). The Allscripts shares received are subject to restrictions on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% of that 25%, or 4.164% of the total, in any one month. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to the four year restrictions on transfer, resulting in a $35.5 million gain on the transaction. IDX also entered into a ten-year strategic alliance agreement with Allscripts. Pursuant to the strategic alliance agreement, IDX had guaranteed that Allscripts will have gross revenues resulting from the alliance (less any commissions paid to IDX) of at least $4.5 million for fiscal year 2001. IDX accrued the $4.5 million liability as of the date of the transaction. IDX and Allscripts have finalized the analysis related to the Allscripts 2001 eligible gross revenues guarantee, and accordingly, IDX has recognized an additional gain on the sale of ChannelHealth of $4.3 million during the first quarter of 2002. IDX accounts for its investment in Allscripts under the equity method of accounting. As a result of the transaction, the Company is entitled to representation on Allscripts' Board of Directors.

REALIZED GAIN ON INVESTMENT
Other income during the nine months of 2001 includes a $5.8 million realized gain from a distribution of marketable equity securities related to an investment in an unrelated investment partnership.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE
IDX, through a wholly owned subsidiary, currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. IDX recorded an equity loss during the first nine months of 2001 of $17.6 million on a pre-tax basis. IDX's interest in the losses of Allscripts in 2001 reduced the balance of IDX's investment carrying balance in Allscripts to zero, and accordingly no share of Allscripts loss has been recorded during the first nine months of 2002.

INCOME TAXES
The Company recorded income tax expense of approximately $5.5 million during the first nine months of 2002, an effective tax rate of 33.0%. This is lower than the Company's historical tax rate of 40.0% due to certain research and experimentation credits. The Company recorded income tax expense of approximately $5.6 million during the first nine months of 2001, an effective tax rate of 52.0%. The higher rate in 2001 is principally due to transaction costs related to the sale of ChannelHealth that are non-deductible for income tax purposes. The Company anticipates a consolidated effective tax rate of approximately 33.0% for the year ending December 31, 2002. This favorable rate is primarily the result of research credits projected to be generated and utilized in 2002. The Company anticipates that EDiX's effective tax rate in 2002 will also be less than the statutory rate due to the use of operating loss carry forwards, subject to annual limitations. The net deferred tax assets as of September 30, 2002 of approximately $4.1 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

NEW ACCOUNTING STANDARDS
In March 2002, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Issue No. 01-14 of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force" ("EITF No. 01-14"). EITF No. 01-14 states that customer reimbursements received for "out-of-pocket" expenses incurred should be characterized on the income statement as revenue. These expenses include, but are not limited to, airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. Service revenue and cost of service expenses have been restated for all periods presented in order to reflect this change, resulting in no change to net income.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations completed after June 30, 2001, which among other things requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be reviewed for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 beginning in the first quarter of 2002. SFAS No. 141 or No. 142 did not have a significant impact on the results of operations or financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which superseded SFAS No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 in the first quarter of fiscal 2002 and the adoption had no material impact on the Company's financial position or results of its operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", ("EITF No. 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF No. 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES
The Company principally has funded its operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured bank lines of credit.

Net cash provided by or used in operations is principally comprised of net income and depreciation and is primarily affected by the net effect of the change in accounts receivable, accounts payable, accrued expenses and non-cash items relating to the sale of ChannelHealth and certain components of restructuring charges. Due to the nature of the Company's business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of installation efforts which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. During the first nine months of 2002, accounts receivable from customers have been collected on average within 75 days, which represents a decrease of 14 days as compared to the year ended December 31, 2001.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. The Company invested approximately $4.9 million on the acquisition and implementation of an enterprise resource planning system during the first nine months of 2002 and anticipates investing an additional $2.5 million related to this implementation during the remainder of 2002. The Company purchased its corporate headquarters facility from a related party in April 2001 for approximately $15.0 million based on an independent appraisal of its fair market value. This transaction was reviewed and approved by a majority of the independent members of the Board of

Directors of the Company that had no financial interest in the transaction. In April 2000, the Company entered into a new operating lease for office space in Seattle, Washington, commencing in 2003, for a period of 12 years. The Company anticipates approximately $4.5 million in cash outlays for improvements related to this Seattle lease in 2002.

In addition, investing activities may also include purchases of interests in, loans to and acquisitions of businesses for access to complementary products and technologies. The Company expects these activities to continue. In April 2002, the Company acquired a minority interest in Stentor, Inc., one of the Company's strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor, Inc. The Company paid approximately $7.5 million to purchase the preferred shares. Stentor, Inc. is a California based medical informatics company with products for medical image and information management. The warrant was issued to the Company in November 2000 in connection with the alliance agreement that was entered into by the parties to jointly develop a medical image and information management system (MIMS) combining the Company's Imaging Suite with the image distribution technology from Stentor. This investment will be carried at cost. There is currently no public market for the preferred shares. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

Cash flows from financing activities historically relate to the issuance of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan and proceeds from line of credit.

Cash, cash equivalents and securities available-for-sale at September 30, 2002 were $55.7 million, a decrease of $705,000 from December 31, 2001. The Company entered into a new revolving line of credit agreement during the second quarter of 2002 allowing the Company to borrow up to $40.0 million based on certain restrictions. This line of credit is secured by deposit accounts, accounts receivable and other assets and bears interest at the bank's base rate plus ..25%, which was approximately 5.0% as of September 30, 2002. This line of credit is subject to certain terms and conditions and will expire on June 27, 2005. At September 30, 2002, the Company had $18.7 million outstanding under this arrangement and is in compliance with all covenants under this agreement. As of October 1, 2002 there was no outstanding balance on this line of credit.

In addition to existing financing arrangements, the Company owns, through a wholly owned subsidiary, approximately 7.5 million shares of stock of Allscripts Healthcare Solutions, Inc. ("Allscripts"), a public company listed on the Nasdaq National Market under the symbol MDRX. This investment in Allscripts stock is accounted for under the equity method. IDX recorded a non-cash equity loss during the first nine months of 2001 of $17.6 million on a pre-tax basis that reduced the balance of IDX's investment carrying balance in Allscripts to zero. This investment has a quoted market value of approximately $21.0 million as of September 30, 2002, and is subject to certain sale restrictions that may significantly impact the market value.

The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements dictate. The Company's operating lease commitments consist primarily of office leases for the Company's operating facilities. The Company plans to increase its professional staff during 2003 as needed to meet anticipated sales volume and to support research and development efforts for certain products. To the extent necessary to support increases in staffing, the Company may obtain additional office space.

As of September 30, 2002, the Company has not entered into other material lease or purchase commitments not disclosed above. The Company believes that currently available funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company's revenues or income.

During the nine month period ended September 30, 2002, IDX has not engaged in:

        o Material off-balance sheet activities, including the use of structured finance or special purpose entities, with the exception of BDP Realty which has been given full recognition in the financial statements for all periods presented as described below, and 4901 LBJ Ltd. Partnership ("LBJ") as described below:

        o         Trading activities in non-exchange traded contracts: or

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

Mr. Tarrant is the President and a director of LBJ Real Estate Inc., a Vermont corporation ("LBJ Real Estate"). Certain executive officers of LBJ Real Estate are also executive officers of the Company, including Mr. Hoehl and John A. Kane, the Company's Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl. LBJ Real Estate holds a 1% general partnership interest in 4901 LBJ Limited Partnership, a Vermont limited partnership ("LBJ"), and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, the Company's Senior Vice President of Sales, and two other employees of the Company hold the remaining 72.95% limited partnership interest.

The Company leases an office building from 4901 LBJ Ltd. Partnership, a real estate partnership (REP) owned by certain stockholders and key employees of the Company. Lease agreements are based on fair market value rents and are reviewed and approved by independent members of the Board of Directors. Total rent expense includes approximately $417,000 during each of the nine month periods ending September 30, 2002 and September 30, 2001, respectively, related to this lease. The Company has recently entered into a new lease that extends the terms of the Lease through June 30, 2007.

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

Some of IDX's competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that it does not offer. The Company's principal existing competitors include Eclipsys Corporation, McKesson Corporation, Medquist, Inc., Siemans AG, Epic Systems Corporation and Cerner Corporation. Each of these competitors offers a suite of products that compete with many of IDX's products. There are other competitors that offer a more limited number of competing products. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services. In October 2001, Pfizer, IBM and Microsoft announced the creation of a joint venture known as Amicore to develop applications to automate the administrative, clinical and financial functions of a medical practice and connect the practice to groups, laboratories, pharmacies and other providers for physicians and physician groups.

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

These fluctuations may affect operating results as follows:

        o       our ability to transact stock acquisitions; and
        o       our ability to retain and incent key employees.

KEY PERSONNEL. The success of IDX is dependent to a significant degree on its key management, sales, marketing and technical personnel. To be successful, IDX must attract, motivate and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including programmers, consultants and systems architects skilled in the technical environments in which IDX's products operate. Competition for such personnel in the software and information services industries is intense. IDX does not maintain "key man" life insurance policies on any of its executives with the exception of Richard E. Tarrant. Additionally, not all IDX personnel have executed noncompetition agreements.

FINANCIAL TRENDS. Although the Company's results from operations improved during the first nine months of 2002, year over year operating results and cash from operations generally declined during the period from 1998 through 2000. In 2001 and 2000, IDX generated a net loss of approximately $8.6 million and $36.0 million, respectively. If these trends continue, IDX may have difficulty financing future growth and funding operating initiatives, including future acquisitions.

DISRUPTION IN THE ECONOMY. The terrorist events of September 11, 2001 have sensitized the Company and many other businesses to the potential disruption that such activities can have on the economy, the business cycle and, ultimately, on the financial performance of these organizations. It is impossible to know whether such terrorist activities will continue, and whether, and to what extent, they may cause a disruption, which may have a material adverse effect on the business and financial condition of the Company.

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

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions regarding standardization, privacy, security and administrative simplification in healthcare. As a result of regulations now proposed under HIPAA, IDX intends to make investments to support customer operations in areas such as:

        o        electronic data transactions;
        o        computer system security; and
        o        patient privacy.

Although it is not possible to anticipate the final form of all regulations under HIPAA and similar state laws, IDX has made and expects to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA and similar state laws. Responding to HIPAA's impact may require IDX to make investments in new products or charge higher prices. It may be expensive to implement security or other measures designed to comply with any new legislation or regulation. Further, certain components of IDX are subject to direct regulation under HIPPA. Under HIPPA, if IDX discloses protected health information without authorization, or if IDX makes an improper use of protected health information, IDX could be subject to sanction or liability, including the exclusion of IDX from government health programs. As a result of exclusion from government health programs, IDX customers would not be permitted to make any payments to IDX.

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

RISKS ASSOCIATED WITH ACQUISITION STRATEGY. IDX intends to continue to grow in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. IDX may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into its current business and operations. Factors that may affect IDX's ability to expand successfully include:

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

STRATEGIC ALLIANCE WITH ALLSCRIPTS HEALTHCARE SOLUTIONS. In 2001, IDX entered into a ten-year strategic alliance with Allscripts Healthcare Solutions, Inc. ("Allscripts") to co-operatively develop, market and sell integrated clinical and practice management products.

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

BUSINESS RELATIONSHIP WITH HEWLETT-PACKARD/COMPAQ. Compaq Computer Corporation completed its proposed merger with Hewlett-Packard Company in May 2002. Prior to the merger, Compaq had been a leading provider of hardware and operating system software used by a majority of the applications offered by the Company. To date, there has not been any significant change in the relationship between IDX and the resulting company HP/Compaq but, to the extent the merger impacts the product lines that IDX uses in its product offering, or the development activities of the combined entity, it may adversely affect IDX's ability to continue to offer its products on the historical hardware platforms. As a result, the merger could have a material adverse effect upon the business of IDX.

RESTRICTIONS ON LIQUIDATION OF INVESTMENT IN ALLSCRIPTS HEALTHCARE SOLUTIONS. In January 2001, IDX received approximately 7.5 million shares of common stock of Allscripts Healthcare Solutions, Inc. ("Allscripts") in connection with the acquisition by Allscripts of IDX's majority owned subsidiary, ChannelHealth Incorporated. IDX entered into a stock rights and restrictions agreement with Allscripts, pursuant to which, among other things, IDX agreed to restrictions on the sale of its shares of Allscripts common stock. In general, IDX is prohibited from selling more than 25% of its shares of Allscripts common stock in any one year, and 16.67% of the 25% or 4.10% of the total, in any one month. The restrictions on IDX's ability to sell shares of Allscripts common stock may make it difficult for IDX to liquidate its investment in Allscripts and may adversely affect the value of such investment.

ANTI-TAKEOVER   DEFENSES.   IDX's  Second  Amended  and  Restated   Articles  of
Incorporation and Second Amended and Restated Bylaws contain certain anti-takeover provisions which could deter an unsolicited offer to acquire IDX. For example, IDX's board of directors is divided into three classes, only one of which will be elected at each annual meeting. These provisions may delay or prevent a change in control of IDX.

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

Internationally, IDX invoices customers in United States currency. The Company is exposed to minimal foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through September 30, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

Interest rates on short-term borrowings with floating rates carry a degree of interest rate risk. Our future interest expense may increase if interest rates fluctuate. Interest expense was immaterial in the first nine months of 2002 and 2001.

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

ITEM 4.  CONTROLS AND PROCEDURES.

        (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

         (B) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 18, 2001, the Company commenced a lawsuit against Epic Systems Corporation ("Epic"), a competitor of the Company, the University of Wisconsin Medical Foundation (the "Foundation"), and two individuals, claiming, among other things, that trade secrets of the Company involving its IDXtend medical group practice system were wrongfully disclosed to, and misappropriated by, Epic in a series of meetings that took place in 1998 and 1999. The defendants denied the Company's claims. The Company's lawsuit sought damages and injunctive relief and was brought in the United States District Court for the Western District of Wisconsin and was entitled IDX Systems Corporation v. Epic Systems Corporation, et al. The Foundation brought a counterclaim against the Company claiming that its lawsuit interfered with a contract between the Foundation and Epic, and that the confidentiality provisions in IDX's contracts with the Foundation were invalid. The counterclaim sought damages and declaratory judgment. The Company denied the counterclaim.

Subsequently, Epic filed an Answer denying the essential elements of the Company's claims, and asserted counterclaims against the Company. Epic alleged that the Company's claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the Company allegedly possessed monopoly power in the U.S. market for medical practice information systems. Epic also claimed that this same alleged conduct constituted intentional interference with its contract with the Foundation. The counterclaim sought treble damages. The Company denied the counterclaims. On July 31, 2001, the Company's lawsuit against Epic, the Foundation and the individuals was dismissed and the counterclaims of Epic and the Foundation were dismissed. The Company appealed the dismissal of its lawsuit to the United States Court of Appeals for the Seventh Circuit, and on April 1, 2002, that appellate court affirmed the District Court's dismissal of the trade secret claim, but reversed and remanded the other related claims of the Company, including breach of contract and tortuous interference claims against the defendants.

On August 13, 2000, the District Court granted the Company's motion for summary judgment on the issue of whether the Foundation had violated its obligations to keep confidential the Company's proprietary information and stated that it would be reasonable to conclude that Epic intended to improperly receive the information. On August 27, 2002, the defendants settled the litigation with the Company.


In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77.0 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover". On September 30, 2002, the United States District Court for the Eastern District of Michigan dismissed all of SJHS claims of fraud, tort and breach of contract, leaving only its claim for anticipatory repudiation. On October 15, 2002, SJHS requested reconsideration of these rulings. The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

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

(b) There were no Forms 8-K filed during the third quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IDX SYSTEMS CORPORATION




Date:  November 12, 2002                 By: /S/ JOHN A. KANE
                                             ________________________________
                                             John A. Kane,
                                             Sr. Vice President, Finance and
                                             Administration, Chief Financial
                                             Officer and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                                 CERTIFICATIONS

I, Richard E. Tarrant, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of IDX Systems
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /S/ RICHARD E.TARRANT
                                         ------------------------------------
Dated:   November 12, 2002               Richard E. Tarrant
                                         Chief Executive Officer

                                 CERTIFICATIONS

I, John A. Kane, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of IDX Systems
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                 /S/ JOHN A. KANE
                                 -----------------------------------------------
Dated:    November 12, 2002      John A. Kane
                                 Sr. Vice President, Finance and Administration,
                                 Chief Financial Officer and Treasurer

                                    EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.       Description                                              Page
----------        -----------                                              ----


10.1              Office Building Lease Agreement by and between
                  IDX Information Systems Corporation and 4901 LBJ Limited Partnership executed on November 12, 2002 and effective as of July 1, 2002.

99.1              Certification pursuant to 18 U.S.C. Section 1350