Form 10-K
period 2002-12-31
IDX SYSTEMS CORP
filed 2003-03-31
CIK 1001185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER: 000-26816

IDX SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Vermont	03-0222230
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 IDX Drive, P.O. Box 1070,	05403
South Burlington, Vermont	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:    (802) 862-1022

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $265,805,500 based on the last reported sale price of the Common Stock on the NASDAQ consolidated transaction reporting system on June 28, 2002.

Number of shares outstanding of the registrant’s class of Common Stock as of March 24, 2003: 29,228,147.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

IDX SYSTEMS CORPORATION

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2002

PART I

ITEM 1.    BUSINESS

Overview

IDX Systems Corporation (IDX or the Company) is a leading provider of software, services and technologies for healthcare organizations. Our mission is to use information technology to maximize value in the delivery of healthcare by improving the quality of patient access and service, enhancing medical outcomes and reducing the cost of care.

We believe there will be a transformation in healthcare driven by information technology. IDX envisions itself as a key driver of this transformation with software and connectivity solutions that bring the stakeholders of patient care into an integrated process, simplifying patient access, streamlining the revenue cycle and improving patient care. IDX solutions are designed to enable healthcare providers to save money, time and lives.

As of December 31, 2002, IDX systems were deployed to serve approximately 138,000 physicians and were installed at over 3,600 customer sites, including over 175 large group practices with greater than 200 physicians, over 665 small- and mid-sized group practices with less than 199 physicians, and more than 380 integrated delivery networks representing more than 700 hospitals. IDX operates its business in two separate segments: Information Systems and Services and Medical Transcription Services. The Company’s core business segment, providing information systems, services and connectivity for group physician practices, hospitals and integrated delivery networks, operates under the IDX® brand name and consists of software licensing, services, and hardware sales. In April 1999, IDX purchased EDiX Corporation, which IDX operates as a separate business segment providing medical transcription services.

IDX financial, administrative, and patient access products are generally packaged as IDXtend for the Web™ or IDX Groupcast™ (formerly Group Practice Management System™ or GPMS™) business performance solutions and as part of the IDX Carecast™ integrated patient information management, clinical, and patient accounting suite. Clinical solutions are generally packaged as the Carecast System, launched in early 2002, and the LastWord® System. IDX’s radiology and imaging products are marketed as Imagecast™ RIS (formerly IDXrad™) and Imaging Suite™. Through a five-year strategic alliance agreement with Stentor, Inc., the Company markets the Imagecast PACS (formerly vnetix™) solution. IDX sells the EDiX™ line of medical dictation and transcription services to integrated delivery networks, hospitals, and physician groups.

IDX was incorporated in Vermont on June 2, 1969. The Company’s executive offices are located at 40 IDX Drive, South Burlington, Vermont 05403-1070 and its telephone number is (802) 862-1022. Our internet address is http://www.idx.com; at this web site, we make available our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Industry Background

Healthcare costs in the United States have risen over the past two decades relative to the overall rate of inflation. We believe that pressures to control costs have contributed to the movement of care from expensive inpatient settings, such as hospitals, to ambulatory settings and that ambulatory care providers, particularly physician groups, control a substantial portion of total healthcare resources. IDX is the largest provider of systems to large group practices in the U.S.

We believe broad use of web technology presents an opportunity to benefit all constituencies in healthcare, strengthening the relationship between patients and physicians, enabling physicians to improve the coordination and quality of care and connecting healthcare organizations with trading partners to increase efficiency and save money.

IDX believes increased consumer, government, employer and payer awareness of the high incidence and resulting cost of medical errors will result in an increased interest in clinical information systems. According to the report published by the Institute of Medicine (IOM) of the National Academies, between 44,000 and 98,000 unnecessary deaths result in the United States each year from errors in medical treatment, making medical errors the eighth leading cause of death, ahead of automobile accidents, breast cancer, and AIDS. Aside from human costs, the total financial cost of medical errors has been estimated at up to $8 billion per year. A significant portion of medical errors result from incorrect administration of medications—the wrong drug (often stemming from misinterpreted handwriting or medications with similar sounding names), the wrong dosage and unanticipated interactions with other drugs or patient conditions that were not noted. The Company believes online information processing, specifically computerized physician ordering of medications, can decrease the incidence of adverse drug events resulting from medication errors.

In a follow-up report issued by the IOM in March 2001, the IOM reiterated the urgency of reducing medical errors, but stated that the United States healthcare system is plagued with even deeper quality problems which together detract from the “health, functioning, dignity, comfort, satisfaction and resources of Americans.” The use of information technology to support clinical and administrative processes is prominent in the report’s recommended strategies to improve the overall quality of healthcare within the next ten years. The Company anticipates that increased use of information technology will be a significant factor in driving industry practices to higher quality standards.

Healthcare organizations face increasing regulation and scrutiny by federal, regional and local authorities. Compliance with regulations governing healthcare cost reimbursement; insurance and administration impose financial burdens on healthcare organizations. Recently, proposed and final regulations published under the Health Insurance Portability and Accountability Act of 1996 (HIPAA) have created significant operational challenges to healthcare providers and payers. IDX believes well designed, up-to-date information solutions can play significant roles in complementing the implementation of healthcare organizations’ internal compliance policies.

Strategy

To accomplish our mission, we have positioned IDX to make a contribution to the transformation of healthcare with software and connectivity solutions that give clinicians and other staff at healthcare organizations access to accurate information at appropriate times and locations in the continuum of healthcare delivery and provide patients with seamless access to the delivery system. IDX develops software that is intended to save money, time and lives by making healthcare business and clinical practices better through smart, efficient, and reliable products and services.

The IDX strategy is based on leveraging and building on our industry leading portfolio of comprehensive administrative, clinical, and financial information systems for the medical group, hospital and integrated delivery network. Key elements of IDX’s strategy are:

•	Connect the delivery system through seamless patient access and physician connectivity
•	Market clinical products as comprehensive clinical solutions
•	Provide products and services to improve business performance
•	Provide products that support regulatory and compliance efforts
•	Provide robust solutions to meet the needs of integrated delivery networks
•	Expand medical group practice market share
•	Accelerate delivery of products and services

Products and Services

Below is a description of IDX and EDiX products and services as of February 28, 2003.

Products of Information Systems and Services Business Segment

Please see Note 5 to the Consolidated Financial Statements for the revenues, profits and losses and total assets for the Information Systems and Services business segment for each of the last three fiscal years.

The Flowcast Division of IDX markets business performance solutions for large group practices, academic medical centers, hospitals, and integrated delivery networks. Flowcast solutions, marketed under the name IDXtend for the Web, include products for patient access, financial management, decision support, document management and connectivity across the enterprise. IDX believes that establishing a sound business environment is fundamental to improving the quality of care. Flowcast solutions focus on enhancing business performance, meeting regulatory requirements (e.g., HIPAA, ABNs, APCs, etc.), and improving patient access and satisfaction.

Flowcast helps customers increase revenue by accelerating and increasing collections while reducing administrative expenses. Capabilities across the entire “revenue cycle” are enhanced so that interdependent administrative and clinical activities effectively contribute to accurate, timely capture and presentation of the information necessary for procuring prompt payment for services. Organizational efficiency and lower costs are driven by fewer errors and less manual intervention and rework. Technology and service components save customers time and money by automating work processes and improving the way work flows in the healthcare environment.

IDX expects that forthcoming solutions from Flowcast will continue to enhance customers’ ability to manage their business in smarter, better, and more effective ways allowing customers to continue to realize tangible return on investment from their IDX system. Enhanced EDI integration, electronic document management, new task management engines, and additional role-based portals are expected to help ensure that Flowcast customers maintain their status as leaders in their field.

Flowcast practice management solutions are integrated with ambulatory clinical solutions from Allscripts Healthcare Solutions, Inc., (Allscripts) pursuant to our strategic alliance agreement.

The Carecast Enterprise System represents the next generation of electronic clinical information solutions, delivering subsecond response time and exceptional reliability to support fast-paced clinical environments. Developed by and for providers – in collaboration with some of the nation’s leading hospitals, clinicians and healthcare executives – Carecast builds on more than 20 years of innovation with the LastWord enterprise clinical system. The system automates workflow throughout the healthcare enterprise and enables rapid access to patient records across the care continuum, from admission to discharge, including pharmacy and ambulatory care. It integrates core clinical processes for orders, results, pharmacy and clinical documentation with administrative and financial processes for scheduling, registration, admitting, charging and billing. The result is a comprehensive lifetime patient record that enhances the quality of care and promotes operational efficiencies. Carecast further safeguards patient care through its computerized physician order entry (CPOE) and wireless bar code medication charting capabilities. Critical components of the system are a 99.9% uptime guarantee and “Thinkspeed” subsecond response time.

The Carecast Web Framework facilitates information flow into and out of patient records using a web-based user interface. The Carecast system’s design and web-based architecture help reduce training time and enhance user interaction with the system. Clinical Information Management applications in Carecast serve clinicians in a variety of inpatient and outpatient settings. Automated workflow tools support caregiver activities such as assessments, charting, and patient classification while protocols and outcomes management is supported through access to a structured medical knowledge database. Additional applications support population health management and provide comprehensive order management and results reporting, supporting CPOE. Other applications include Scheduling (to balance patient needs and clinical workflow), Pharmacy (to increase efficiency while decreasing medical errors), Emergency Department (to improve patient flow management and integrate care activities with the patient’s long-term record) and Image Access (which provides access to notes, diagnostic reports and images).

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

Carecast runs on the HP Nonstop™ Server.

The Groupcast Practice Management Solution offering provides a comprehensive solution to address sound patient management, financial management, administrative efficiency, clinical excellence, decision support and patient satisfaction for the medical group practice, management service organization, and other billing organizations that service the physician group marketplace. Groupcast solutions help clients streamline patient flow and business processes at every step in the delivery of care such as patient interactive web services, scheduling, referral management, eligibility, demographic management, on-line EDI (Electronic Data Interchange) connectivity to payers, collections, document imaging and decision support tools. Relational reporting using Microsoft® SQL Server turn data into meaningful information for decision makers and built in integration with the Allscripts Touchworks Clinical solutions provides seamless access to the full range of clinical information.

The Groupcast Patient Centered Design approach to development leads to simplified system workflow using the latest HTML/Java graphical interface tools to meet customers’ growing needs to manage complex health care information. Key components of the technology foundation include an advanced web-based architecture, the UNIX operating system and a relational database reporting platform.

Complementary Groupcast offerings include Claims EDI and Online Status Tracking via the IDX eCommerce Services, Claim Validation and Editing tools, Electronic Charge Scanning and Document Imaging. Through IDX eCommerce Services, IDX offers a HIPAA-ready EDI solution to handle customer claims, remittances, statements, claims status and mailing services. Groupcast is committed to achieving universal connectivity throughout its entire suite of solutions offering a portfolio of integration tools that can be effectively deployed by practices to achieve the connectivity demanded by leading healthcare organizations.

Imagecast Radiology Information Systems (RIS) automates and manages a radiology department’s clinical, demographic, administrative, billing, scheduling, and image management information. Built on web architecture, Imagecast RIS is a relational, scaleable, N-tiered solution designed to streamline workflow and improve operational efficiency. Its web architecture is designed for economy, accessibility, flexibility of implementation and easy expansion within and among facilities.

The Imagecast Imaging Suite integrates patient and clinical information with third-party modality and archiving functions. It enables bi-directional communication among RIS, Picture Archiving Communication Systems (PACS), and modalities to facilitate the transition from a film-based department to a digital imaging environment.

IDX offers a Medical Image and Information Management System (MIMS) combining the advanced intelligence of the Imaging Suite with the innovative image distribution technology of the Imagecast RIS solution. IDX believes this database solution significantly improves the accessibility and timeliness of radiology imaging studies while reducing the high capital expenditures associated with PACS or traditional film-based systems.

Services of Information Systems and Services Segment

IDX maintains a Customer Services organization to install its products and to support and provide professional, technical and other consulting services to its customer base. IDX has the consulting expertise desired by the growing number of larger and more sophisticated healthcare enterprises as they reengineer healthcare delivery processes and deploy information systems to support these processes. The service organization is experienced at installing and supporting systems in large organizations with thousands of computer users across multiple departments.

Installation Services. IDX installation representatives work with customers to optimize the use of IDX products to meet specific business needs. Services include project management, train-the-trainer programs, best practices comparison to other IDX customers and systems conversion and implementation assistance.

Maintenance Services. IDX provides ongoing software support to substantially all of its customers of IDXtend for the Web and the Carecast system products under contracts that are typically for a term of one or more years. These contracts generally renew automatically unless terminated at the option of either the customer or IDX. Software maintenance services consist of providing the customer with certain new software upgrades, on an “if and when available” basis, and general support, including error corrections and telephone consultation. Software maintenance services are generally available either on a 24-hour-a-day basis or during normal business hours.

Professional and Technical Services. IDX offers professional and technical services to assist customers in building an information infrastructure to operate in a complex and changing healthcare environment. The work performed by IDX includes information systems planning, process redesign, project management, contract programming, network design, education and training. These value-added services, combined with IDX systems expertise, enable IDX to support its customers’ efforts to develop consistent enterprise-wide systems and processes. Through these services, IDX believes it strengthens its relationship with customers, builds a knowledge base of best practices in the use of IDX systems, and gains information regarding future customer needs.

The following services are provided by the IDX consulting organization:

Carecast Consulting Services (formerly The Laureate Group): Consulting services for all the Carecast system applications, implementation process, project management, technical (systems and report writing), expert rules, upgrades, release migration, programming and best practices.

Xcede (formerly the Huntington Group): Consulting Services in the areas of application consulting, contract programming, process redesign, organization change management, outsourcing and systems integration across the enterprise. Diagnostic assessments to improve operational and financial performance and ensure adherence to HIPAA regulatory requirements have resulted in significant returns on investment for IDX customers.

Radiology Business Management Services: System analysis and process redesign for radiology groups.

Services of Medical Transcription Services Business Segment

Please see Note 5 of the Notes to the Consolidated Financial Statements for the revenues, profits and losses and total assets for the Medical Transcription Services business segment for each of the last three fiscal years.

EDiX services employ innovative technology and an advanced digital voice-capture system to automate the medical transcription process and deliver fast, accurate electronic medical records. EDiX’s network is a secure, private national network connecting clients with a pool of highly trained medical transcriptionists (MTs) located throughout the continental United States and Canada.

EDiX is one of the nation’s largest transcription services companies. EDiX’s network serves healthcare customers 24 hours a day, 7 days a week. Transcribed reports can be immediately integrated with a facility’s electronic patient record system. In 2002, EDiX introduced a coding solution that integrates medical transcription and coding into a single solution.

IDX believes health systems and physician practices may use EDiX’s full outsourcing solution to help reduce costs and shorten turnaround time, increase quality, and improve physician satisfaction. EDiX provides, installs, supports and maintains its digital dictation system and management reporting equipment on-site at each facility, eliminating the facility’s own capital equipment and maintenance costs. EDiX’s network is designed to increase workflow efficiencies, enabling customers to monitor and control costs via real-time tracking of every job. By using EDiX as an outsourcing solution, our customers can eliminate their in-house MT staffing and benefit costs. Coding will also provide an outsourced solution to current and prospective customers.

EDiX uses a system of internal quality checks, both systematic and managerial, along with automatic monitoring of regulatory changes to achieve high quality and accuracy levels. Performance is documented and measured via monthly quality and accuracy reports to the client.

BUSINESS RELATIONSHIPS

Allscripts Healthcare Solutions, Inc.

In January 2001, IDX entered into a ten-year strategic alliance with Allscripts to cooperatively develop, market, and sell integrated clinical and practice management products. The agreement between IDX and Allscripts prohibits IDX from formally collaborating with another partner to integrate Groupcast solutions or IDXtend for the Web products with products that would compete with the Allscripts products. Allscripts may not develop any practice management products or enter into a similar collaborative relationship with certain IDX competitors. The alliance will enable IDX and Allscripts to offer a hand-held solution that logically fits into the physician workflow. Consistent with the strategic alliance agreement, the Company and Allscripts seek to provide this complementary product in a seamless and coordinated manner.

Stentor, Inc.

In November 2000, IDX formed a five-year alliance with Stentor to jointly develop Imagecast PACS, a medical image and information management system (MIMS) combining the advanced intelligence of the Imagecast Imaging Suite with image distribution technology from Stentor, Inc. This single database solution is designed to improve the accessibility and timeliness of radiology imaging studies while significantly reducing the high capital expenditures associated with PACS or traditional film-based systems. The overall solution includes the following components:

•	a web-based enterprise-wide medical image and information system that enables clinicians and referring providers access to full-fidelity images anytime, anyplace, on-demand across existing networks;

•	a specialized workstation designed for radiologists that includes a navigation control panel where all user interface control is managed on a separate monitor, dedicating the diagnostic monitor space for image display; and

•	a long-term medical image storage device designed to also accommodate immediate accessibility of images for users.

Other Relationships

From time to time, IDX enters into relationships to distribute or resell products or services provided by third parties, such as IBM, HP, Intersystems, Microsoft, WebMD, Picis and Sentillion.

SALES AND MARKETING

IDX sells its products and the services of EDiX exclusively through a direct sales force. The majority of IDX’s initiatives are in response to requests from existing customers or requests for proposals from prospects. IDX generates these requests and other sales primarily through referrals from clients and consultants. IDX also seeks to enhance market recognition through participation in industry seminars and tradeshows, its web site, direct mail campaigns, telemarketing and advertisements in trade journals. IDX products typically have a 3 to 18 month sales cycle for new client sales.

No single customer accounted for more than 10% of IDX’s annual revenues in 2000, 2001 or 2002.

At December 31, 2002, the Company had total backlog of $561.6 million, including $188.7 million attributable to systems sales and $372.9 million attributable to services. Systems sales backlog consists of fees due under signed contracts that have not yet been recognized as revenue. Service backlog represents contracted software maintenance services including anticipated renewals, consulting services, remote computing service fees and medical transcription service fees for a period of 12 months. At December 31, 2001, the Company had total backlog of $455.1 million including $150.2 million attributable to systems sales and $304.9 million attributable to services. Of the total 2002 backlog of $561.6 million, the Company expects that $212.0 million will not be fulfilled in 2003.

PRODUCT DEVELOPMENT

To ensure that the Company’s products continue to meet the evolving needs of the healthcare industry, IDX allocates a significant portion of annual expenditures for software development. IDX’s software development expenses for 2002, 2001 and 2000 were $52.5 million, $43.4 million and $49.4 million, respectively.

IDX’s product development activities include enhancement of existing products and the development of new products, as well as the implementation of new technologies. IDX is devoting significant resources to integrating the Carecast system and IDX products and expanding its web-based architecture. IDX continues to develop its products on a web-based thin-client architecture, and enhance each products EDI and workflow technologies. The unique connectivity design is continuously being improved across all IDX products. As new versions of IDX’s software products are released, improvements are included to help customers meet the latest regulatory requirements. IDX’s development process is focused on building components for its integrated product rather than on stand-alone products. These components can be integrated and configured to address specific customer needs.

IDX utilizes customer focus groups, user groups and industry experts, including physicians, nurses, healthcare administrators and consultants, for advice in developing and enhancing its products and services.

COMPETITION

The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. IDX believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the features and capabilities of the systems, the price of the system and product offerings, the ongoing support for the systems, the potential for enhancements and future compatible products. IDX believes it competes favorably with respect to these factors. Competitors vary in size, and in the scope and breadth of the products and services offered. See Item 1 below, Forward-Looking Information and Factors Affecting Future Performance – Competition for Healthcare Information Systems.

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

Information Systems and Services Business Segment

Certain IDX’s competitors have greater financial, development, technical, marketing and sales resources than IDX and have a greater penetration into segments of the market in which IDX competes. In addition, as the markets for IDX’s products and services further develop, additional competitors may enter those markets and competition may intensify. Our principal existing competitors include Eclipsys Corporation, McKesson Corporation, Medquist, Inc., Siemans AG, Epic Systems Corporation, GE Medical, and Cerner Corporation.

Medical Transcription Services Business Segment

With respect to dictation and transcription services, EDiX’s competition consists of several national competitors and an estimated 1,000 to 1,500 local and regional competitors. In addition, EDiX must compete against in-house transcription departments for those healthcare providers who do not currently outsource transcription.

PROPRIETARY RIGHTS AND LICENSES

IDX depends upon a combination of trade secrets, copyright, patent, and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. IDX distributes its products under software license agreements that grant customers a nonexclusive, nontransferable license to use IDX’s products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of IDX’s products. IDX also utilizes a variety of intellectual property rights that are licensed from third parties.

EMPLOYEES

At December 31, 2002, IDX and its subsidiaries employed 4,971 full-time employees, of which 2,882 were employed in its EDiX business segment. Management believes our relations with employees are good and no employees are covered by a collective bargaining agreement.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

This Annual Report on Form 10-K contains “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, statements regarding the health care industry, statements regarding our products, product development and information technology, statements regarding future revenue or other financial trends, statements regarding future acquisitions, strategic alliances, or other agreements, and statements regarding our intellectual property. If any risk or uncertainty identified in the following factors actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of IDX’s common stock could decline.

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

The following important factors affect IDX’s business and operations:

QUARTERLY OPERATING RESULTS MAY VARY. The Company’s quarterly operating results have varied in the past and may vary in the future. IDX expects its quarterly results of operations to continue to fluctuate. Because a significant percentage of IDX’s expenses are relatively fixed, the following factors could cause these fluctuations:

•	delays in customers purchasing decisions due to a variety of factors such as consideration and management changes;

•	long sales cycles;

•	long installation and implementation cycles for the larger, more complex and costlier systems;

•	recognizing revenue at various points during the installation process, typically based on milestones; and

•	timing of new product and service introductions and product upgrade releases.

In light of the above, IDX believes that its results of operations for any particular quarter or fiscal year are not necessarily meaningful or reliable indicators of future performance.

FINANCIAL TRENDS. Although the Company’s results from operations improved in 2002, since 1999 the Company’s revenue and results from operations have been volatile. During 2000 and continuing into 2001, certain of the Company’s customers delayed making purchasing decisions with respect to certain of the Company’s software systems resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organization changes, government approvals, pressures to reduce expenses, product complexity, competition, and the September 11 National Tragedy. While the Company believes these factors were temporary, they may continue to cause reductions or delays in spending for new systems and services in the future. If these delays reoccur, they may cause unanticipated revenue volatility, decreased revenue visibility and affect the future financial performance of the Company.

VOLATILITY OF STOCK PRICE. IDX has experienced, and expects to continue to experience, fluctuations in its stock price due to a variety of factors including:

•	actual or anticipated quarterly variations in operating results;

•	changes in expectations of future financial performance;

•	changes in estimates of securities analysts;

•	market conditions particularly in the computer software and Internet industries;

•	announcements of technological innovations, including Internet delivery of information, clinical information systems advances, and use of application service provider technology;

•	new product introductions by IDX or its competitors;

•	delay in customers purchasing decisions due to a variety of factors;

•	market prices of competitors; and

•	healthcare reform measures and healthcare regulation.

These fluctuations have had a significant impact on the market price of our common stock, and may have a significant impact on the future market price of our common stock.

These fluctuations may affect operating results as follows:

•	ability to transact stock acquisitions; and

•	ability to retain and incent key employees.

NEW PRODUCT DEVELOPMENT AND RAPIDLY CHANGING TECHNOLOGY. To be successful, IDX must continuously enhance its existing products, respond effectively to technology changes, and help its customers adopt new technologies. In addition, IDX must introduce new products and technologies to meet the evolving needs of its customers in the healthcare information systems market. IDX may have difficulty in accomplishing this because of:

•	the continuing evolution of industry standards, for example, standards pursuant to the Health Insurance Portability and Accountability Act of 1996; and

•	the creation of new technological developments, for example, Internet and application service provider technologies.

IDX is currently devoting significant resources toward the development of enhancements to its existing products, particularly in the area of Internet-based functionality and the migration of existing products to new hardware and software platforms, including relational database technology, object-oriented architecture and application service provider technology. However, IDX may not successfully complete these product developments or the adaptation in a timely fashion, and IDX’s current or future products may not satisfy the needs of the healthcare information systems market. Any of these developments may adversely affect IDX’s competitive position or render its products or technologies noncompetitive or obsolete.

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

Virtually all of IDX’s customers and the other entities with which IDX has a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation, including Medicare and Medicaid regulation. Accordingly, IDX’s customers and the other entities with which IDX has a business relationship are affected by changes in such regulations and limitations in governmental spending for Medicare and Medicaid programs. Recent actions by Congress have limited governmental spending for the Medicare and Medicaid programs, limited payments to hospitals and other providers under such programs, and increased emphasis on competition and other programs that potentially could have an adverse effect on IDX’s customers and the other entities with which IDX has a business relationship. In addition, federal and state legislatures have considered proposals to reform the U.S. healthcare system at both the federal and state level. If enacted, these proposals could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of IDX’s customers and the other entities with which IDX has a business relationship. IDX’s customers and the other entities with which IDX has a business relationship could react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for IDX’s products and services.

In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for IDX’s products and services. If IDX is forced to reduce its prices, its operating margins would likely decrease. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater.

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

Some of IDX’s competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that it does not offer. The Company’s principal existing competitors include, Eclipsys Corporation, McKesson Corporation, Medquist, Inc., Siemans AG, Epic Systems Corporation, GE Medical and Cerner Corporation. Each of these competitors offer a suite of products that compete with many of IDX’s products. There are other competitors that offer a more limited number of competing products. Many of IDX’s competitors have also announced or introduced Internet strategies that will compete with IDX’s Internet applications and services. IDX may be unable to compete successfully against these organizations. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services. In October 2001, Pfizer, IBM and Microsoft announced the creation of a joint venture known as Amicore to develop applications to automate the administrative, clinical and financial functions of a medical practice and connect the practice to groups, laboratories, pharmacies and other providers for physicians and physician groups.

PRODUCT LIABILITY CLAIMS. Any failure by IDX’s products that provide applications relating to patient medical histories, diagnostic procedures, and treatment plans could expose IDX to product liability claims for personal injury and wrongful death. These potential claims may exceed IDX’s current insurance coverage. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, IDX cannot make assurances that it will continue to have appropriate insurance available to it in the future at commercially reasonable rates.

PRODUCT MALFUNCTION FINANCIAL CLAIMS. Any failure by IDX’s eCommerce electronic claims submission service, or by elements of IDX’s systems that provide elements of claims submitted by its clients could expose IDX to liability claims for incorrect billing and electronic claims. These potential claims may exceed IDX’s current insurance coverage. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, IDX cannot make assurances that it will continue to have appropriate insurance available to it in the future at commercially reasonable rates.

KEY PERSONNEL. The success of IDX is dependent to a significant degree on its key management, sales, marketing, and technical personnel. To be successful IDX must attract, motivate, and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including programmers, consultants and systems architects skilled in the technical environments in which IDX’s products operate. Competition for such personnel in the software and information services industries is intense. IDX does not maintain “key man” life insurance policies on any of its executives with the exception of Richard E. Tarrant. Not all of IDX personnel have executed noncompetition agreements. Such agreements, even if executed are difficult and expensive to enforce, and enforcement efforts could result in substantial costs and diversion of management and technical resources.

GOVERNMENT REGULATION. Virtually all of IDX’s customers and the other entities with which IDX has a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation. Because IDX’s products and services are designed to function within the structure of the healthcare financing and reimbursement systems currently in place in the United States, and because IDX is pursuing a strategy of developing and marketing products and services that support its customers’ regulatory and compliance efforts, IDX may become subject to the reach of, and liability under, these regulations.

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

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) contains provisions regarding standardization, privacy, security and administrative simplification in healthcare. As a result of regulations now proposed under HIPAA, IDX intends to make investments to support customer operations in areas, such as:

•	electronic data transactions;

•	computer system security; and

•	patient privacy.

Although it is not possible to anticipate the final form of all regulations under HIPAA, IDX has made and expects to continue to make investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA’s impact may require IDX to make investments in new products or charge higher prices. It may be expensive to implement security or other measures designed to comply with any new legislation or regulation.

The United States Food and Drug Administration has promulgated a draft policy for the regulation of computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. To the extent that computer software is a medical device under the policy, IDX, as a manufacturer of such products, could be required, depending on the product, to:

•	register and list its products with the FDA;

•	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or

•	obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

Depending on the intended use of a device, the FDA could require IDX to obtain extensive data from clinical studies to demonstrate safety or effectiveness, or substantial equivalence. If the FDA requires this data, IDX would be required to obtain approval of an investigational device exemption before undertaking clinical trials. Clinical trials can take extended periods of time to complete. IDX cannot provide assurances that the FDA will approve or clear a device after the completion of such trials. In addition, these products would be subject to the Federal Food, Drug and Cosmetic Act’s general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA’s policy with regard to computer software, IDX expects that the FDA is likely to become increasingly active in regulating computer software intended for use in healthcare settings regardless of whether the draft is finalized or changed. The FDA can impose extensive requirements governing pre- and post-market conditions like service investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes.

SYSTEM ERRORS AND WARRANTIES. IDX’s healthcare information systems are very complex. As with complex systems offered by others, IDX’s healthcare information systems may contain errors, especially when first introduced. IDX’s healthcare information systems are intended to provide information to healthcare providers for use in the diagnosis and treatment of patients. Therefore, users of IDX’s products may have a greater sensitivity to system errors than the market for software products generally. Failure of an IDX customer’s system to perform in accordance with its documentation could constitute a breach of warranty and require IDX to incur additional expenses in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract and subject IDX to liability.

POTENTIAL INFRINGEMENT OF PROPRIETARY RIGHTS OF OTHERS. If any of IDX’s products violate third party proprietary rights, IDX may be required to reengineer its products or seek to obtain licenses from third parties to continue offering its products without substantial reengineering. Any efforts to reengineer IDX’s products or obtain licenses from third parties may not be successful, in which case IDX may be forced to stop selling the infringing product or remove the infringing functionality or feature. IDX may also become subject to damage awards as a result of infringing the proprietary rights of others, which could cause IDX to incur additional losses and have an adverse impact on its financial position. IDX does not conduct comprehensive patent searches to determine whether the technologies used in its products infringe patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY. IDX’s success and competitiveness are dependent to a significant degree on the protection of its proprietary technology. IDX relies primarily on a combination of copyrights, trade secret laws, patents, and restrictions on disclosure to protect its proprietary technology. Despite these precautions, others may be able to copy or reverse engineer aspects of IDX’s products, to obtain and use information that IDX regards as proprietary or to independently develop similar technology. Litigation may continue to be necessary to enforce or defend IDX’s proprietary technology or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY. IDX intends to continue to grow in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. IDX may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into its current business and operations. Factors which may affect IDX’s ability to expand successfully include:

•	the generation of sufficient financing to fund potential acquisitions and alliances;

•	the successful identification and acquisition of products, technologies or businesses;

•	effective integration and operation of the acquired or aligned products, technologies or businesses despite technical difficulties, geographic limitations and personnel issues; and

•	overcoming significant competition for acquisition and alliance opportunities from companies that have significantly greater financial and management resources.

STRATEGIC ALLIANCE WITH ALLSCRIPTS HEALTHCARE SOLUTIONS. In 2001, IDX entered into a ten-year strategic alliance with Allscripts to cooperatively develop, market and sell integrated clinical and practice management products.

During the term of the alliance, IDX is prohibited from cooperating with direct competitors of Allscripts to develop or provide any products similar to or in competition with Allscripts products in the practice management systems market. If the strategic alliance is not successful, or the restrictions placed on IDX during the term of the strategic alliance prohibit IDX from successfully marketing and selling certain products and services, IDX’s operating results may suffer. Additionally, if Allscripts or the Company breaches the strategic alliance, it may also leave the Company without critical clinical components for its information systems offerings in the physician group practice markets.

RESTRICTIONS ON LIQUIDATION OF INVESTMENT IN ALLSCRIPTS HEALTHCARE SOLUTIONS. In January 2001, IDX received approximately 7.5 million shares of common stock of Allscripts Healthcare Solutions in connection with the acquisition by Allscripts of IDX’s majority owned subsidiary, ChannelHealth Incorporated. IDX entered into a stock rights and restrictions agreement with Allscripts, pursuant to which, among other things, IDX agreed to restrictions on the sale of its shares of Allscripts common stock. Prior to January 2006, IDX is prohibited from selling more than 25% of its shares of Allscripts common stock in any one year, and 16.67% of such 25% in any one month. The restrictions on IDX’s ability to sell shares of Allscripts common stock may make it difficult for IDX to liquidate its investment in Allscripts and may adversely affect the value of such investment.

ANTI-TAKEOVER DEFENSES. IDX’s Second Amended and Restated Articles of Incorporation and Second Amended and Restated Bylaws contain certain anti-takeover provisions, which could deter an unsolicited offer to acquire IDX. For example, IDX’s board of directors is divided into three classes, only one of which will be elected at each annual meeting. These provisions may delay or prevent a change in control of IDX.

DISRUPTION IN THE ECONOMY. The terrorist events of September 11, 2001, as well new terrorists threats, the war in Iraq and the possibility of war in other areas of the Middle East, have sensitized the Company and many other businesses to the potential disruption that such activities can have on the economy, the business cycle and, ultimately on the financial performance of these organizations. It is impossible to know whether such terrorist or military activities will continue, and whether, and to what extent, they may cause a disruption which may have a material adverse effect on the business and financial condition of the Company.

ITEM 2.    PROPERTIES

The Company’s principal corporate offices are located at 40 IDX Drive, South Burlington, Vermont 05403. The Company maintains sales, research and support facilities in South Burlington, Vermont; Boston, Massachusetts; and Seattle, Washington. The Company maintains data centers in Boston, Massachusetts, St. Petersburg, Florida and Seattle, Washington. The Company maintains regional sales, support and administrative offices in the greater metropolitan areas of Arlington, Virginia; Chicago, Illinois; Dallas, Texas; San Francisco, California; Clearwater, Florida; Atlanta, Georgia; San Diego, California; Louisville, Kentucky and Hammersmith, London, United Kingdom. The principal corporate offices are housed in three Company owned office buildings in South Burlington, Vermont, consisting of approximately 291,000 square feet of office space. The Company purchased the main headquarters office building in South Burlington, Vermont on April 19, 2001 for approximately $15.0 million from BDP Realty, a related entity that was included in the Company’s consolidated financial statements through that date. As a result, the net assets of BDP Realty, principally real estate and related minority interest of approximately $9.0 million, were eliminated in the Company’s consolidated balance sheet. The real estate was purchased for $15.0 million in cash based upon an independent appraisal of fair market value and was capitalized in property and equipment. The Company has substantially completed construction on an expansion of its corporate headquarters facility in South Burlington, Vermont, which began in November 1999. The Company leases all of its other facilities which, in the aggregate, constitute approximately 525,000 square feet of office space. The Company’s leases will expire between April 30, 2003 and December 31, 2014. From time to time, based on the Company’s requirements, the Company may consider other purchases of land or the construction of additional office space. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.    LEGAL PROCEEDINGS

On January 18, 2001, the Company commenced a lawsuit against Epic Systems Corporation (“Epic”), a competitor of the Company, the University of Wisconsin Medical Foundation (the “Foundation”), and two individuals, claiming, among other things, that trade secrets of the Company involving its IDXtend medical group practice system were wrongfully disclosed to, and misappropriated by, Epic in a series of meetings that took place in 1998 and 1999. The defendants denied the Company’s claims. The Company’s lawsuit sought damages and injunctive relief and was brought in the United States District Court for the Western District of Wisconsin and was entitled IDX Systems Corporation v. Epic Systems Corporation, et al. The Foundation brought a counterclaim against the Company claiming that its lawsuit interfered with a contract between the Foundation and Epic, and that the confidentiality provisions in IDX’s contracts with the Foundation were invalid. The counterclaim sought damages and declaratory judgment. The Company denied the counterclaim.

Subsequently, Epic filed an Answer denying the essential elements of the Company’s claims, and asserted counterclaims against the Company. Epic alleged that the Company’s claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the Company allegedly possessed monopoly power in the U.S. market for medical practice information systems. Epic also claimed that this same alleged conduct constituted intentional interference with its contract with the Foundation. The counterclaim sought treble damages. The Company denied the counterclaims. On July 31, 2001, the Company’s lawsuit against Epic, the Foundation and the individuals was dismissed and the counterclaims of Epic and the Foundation were dismissed. The Company appealed the dismissal of its lawsuit to the United States Court of Appeals for the Seventh Circuit, and on April 1, 2002, that appellate court affirmed the District Court’s dismissal of the trade secret claim, but reversed and remanded the other related claims of the Company, including breach of contract and tortuous interference claims against the defendants.

On August 13, 2002, the District Court granted the Company’s motion for summary judgment on the issue of whether the Foundation had violated its obligations to keep confidential the Company’s proprietary information and stated that it would be reasonable to conclude that Epic intended to improperly receive the information. On August 28, 2002, the defendants settled the litigation with the Company.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (“SJHS”), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS’s lawsuit was removed to and consolidated in the federal court. In its answer to the Company’s lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77.0 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for “cover”. The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages, which the Company believes may exceed approximately $9.0 million. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information including, as applicable, the Company’s defenses and insurance coverage and as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect the Company’s business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth: (i) the name and age of each current executive officer of the Company; (ii) the position(s) currently held by each named person; and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer	Age	Position

James H. Crook, Jr.	46	President and Chief Executive Officer

John A. Kane	50	Senior Vice President, Finance and Administration, Chief Financial Officer, and Treasurer

Robert W. Baker, Jr.	54	Senior Vice President, General Counsel and Secretary

Robert F. Galin	58	Senior Vice President, Sales

Thomas W. Butts	42	President/General Manager, Flowcast Division

Stephen C. Gorman	37	Vice President/General Manager, Groupcast Division

Lawrence A. Krassner	57	President/General Manager, Carecast Division

Walt N. Marti	47	Vice President/General Manager, Imagecast Division

Mr. Crook, who joined the Company in April 1981, served as Vice President of the Company from June 1984 to February 1999. He served as a Director of the Company from July 1984 to June 1995. He has served as President and Chief Operating Officer since February 1999, and effective January 1, 2003 has served as President and Chief Executive Officer.

Mr. Kane has served as the Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer since May 2001 and as the Vice President, Finance and Administration, Chief Financial Officer and Treasurer from October 1984 when he joined the Company to May 2001. Mr. Kane is a CPA.

Mr. Baker joined the Company as General Counsel and Secretary in July 1989. He has served as Vice President since April 1996. In December 2001, Mr. Baker retired from the Company and thereafter maintained a private law practice. In September 2002, Mr. Baker rejoined the Company as Senior Vice President, General Counsel, and Secretary.

Mr. Galin has served as Senior Vice President, Sales since June 2000 and served as Vice President, Sales since August 1992. He served as Director of Sales from April 1982 to August 1992.

Mr. Butts joined the Company as President/General Manager of the Flowcast (formerly Enterprise Solutions) Division in January 2002. Prior to joining the Company, Mr. Butts served in various capacities including: General Manager of Business Development, General Manager of X-Ray Sales and Marketing and Vice President of OEC Medical Systems at GE Medical Systems of Milwaukee, WI, a global leader in medical imaging, interventional procedures, healthcare services, and information technology, since 1984.

Mr. Gorman, who joined the Company as a sales representative in June 1991, has served as Vice President/General Manager, Groupcast (formerly Systems) Division since December 1999. Prior to that time, Mr. Gorman served the Company in various capacities, including Southeast Region Operations Manager from 1995 to 1997, and National Operations Manager from 1997 to 1999.

Mr. Krassner joined the Company as President/General Manager of the Carecast (formerly Integrated Solutions) Division in June, 2001. Prior to joining the Company, Mr. Krassner was President/General Manager of the Outsourcing Services Division of McKesson HBOC, a leading health care service and technology company, since March 1997. From June 1987 to March 1997, Mr. Krassner served in various capacities including: Senior Vice President of Worldwide Marketing and Sales, Senior Vice President/General Manager of North America, and Senior Vice President of Sales/Customer Service of Alltel Information Services-Health Division (formerly TDS Healthcare Systems), a provider of information processing management, outsourcing services, professional consulting services and application software to the financial, mortgage and telecommunications industries.

Mr. Marti, who joined the Company as a sales representative in March 1989, has served as Vice President/General Manager, Imagecast (formerly Radiology and Imaging Solutions) Division since December 1999. Prior to that time, Mr. Marti served the Company in various capacities, including Sales Manager of Systems Division, Regional Manager of Systems Division and Directors of Sales of Radiology Imaging Solutions Division.

Each officer serves at the discretion of the Company’s Board of Directors. There are no family relationships among the named officers.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Price of and Dividends on Common Stock and Related Matters. The Common Stock of IDX is traded on the Nasdaq National Market under the symbol “IDXC.” The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.

	High	Low
Quarter/Year	2001
First Quarter 2001	$31.81	$16.38
Second Quarter 2001	$22.00	$12.01
Third Quarter 2001	$19.57	$9.25
Fourth Quarter 2001	$13.56	$8.64

	2002
First Quarter 2002	$18.50	$10.95
Second Quarter 2002	$18.82	$11.95
Third Quarter 2002	$14.41	$9.80
Fourth Quarter 2002	$18.56	$10.54

On March 24, 2003, the Company had approximately 658 stockholders of record. (This number does not include stockholders for whom shares are held in a “nominee” or “street” name.) On March 24, 2003, the closing price of the Company’s Common Stock on the Nasdaq National Market was $15.18.

The Company has not declared or paid a dividend since the Company’s initial public offering in 1995. The Company anticipates that all future earnings will be retained for development of its business and will not be distributed to stockholders as dividends. Restrictions or limitations on the payment of dividends may be imposed in the future under the terms of credit agreements or under other contractual provisions. In the absence of such restrictions or limitations, the payment of any dividends will be at the discretion of the Company’s Board of Directors.

ITEM 6.    SELECTED FINANCIAL HIGHLIGHTS

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are qualified by reference to the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The statement of operations data set forth below for the years ended December 31, 2002, 2001, and 2000, and the balance sheet data at December 31, 2002 and 2001, are derived from audited consolidated financial statements of IDX Systems Corporation included elsewhere herein, which have been audited by Ernst & Young LLP, independent auditors. The statement of operations data set forth below for the years ended December 31, 1999 and 1998, and the balance sheet data at December 31, 2000,1999 and 1998 are derived from audited consolidated financial statements of IDX Systems Corporation not included herein. See Note 1 for basis of presentation.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except for per share data)
Statements of Operations Data:
Revenues	$460,068	$391,419	$353,950	$354,345	$362,021
Operating income (loss)	9,133	(34,168)	(66,065)	(12,649)	34,994
Net income (loss)	9,974	(8,598)	(35,968)	(7,944)	16,834
Diluted net income (loss) per share	$0.34	$(0.30)	$(1.28)	$(0.29)	$0.60
Balance Sheet Data:
Cash and investments	$54,435	$56,373	$70,683	$68,359	$125,132
Working capital	84,518	90,534	139,492	136,732	169,671
Total assets	291,845	265,322	297,491	271,147	289,223
Long-term debt, less current portion	—	—	—	—	2,261
Redeemable convertible preferred stock of subsidiary	—	—	33,140	—	—
Total stockholders’ equity	$192,213	$177,998	$179,110	$206,514	$210,211

The results of operations for the periods presented above include certain significant pre-tax charges and gains in the following periods as described below:

2002

A charge of $9.2 million related to a leasehold abandonment and a gain on sale of an investment in ChannelHealth of $4.3 million.

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

1999

Charges for merger and other costs related to the EDiX acquisition of $4.0 million and an asset impairment charge of $1.6 million.

1998

A charge related to the write-off of acquired research and development costs of $3.2 million.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Forward-Looking Information and the Factors Affecting Future Performance”, included in Item 1, as well as those otherwise discussed in this section and elsewhere in this Annual Report on Form 10-K. Unless otherwise specified or the context requires otherwise, the terms “we”, “our” and “us” refer to IDX Systems Corporation and its subsidiaries.

GENERAL

Founded in 1969, IDX Systems Corporation provides information technology (software and service) solutions to maximize value in the delivery of healthcare by improving the quality of patient service, enhancing medical outcomes and reducing the costs of care. Healthcare providers purchase IDX systems, which are designed to be complementary and functionally rich, to improve their patients’ experience through simpler access, safer care delivery and more streamlined accounting.

Revenue growth is driven by demand for new healthcare information technology systems and services as well as installation, maintenance and service to our existing customers, which total more than 3,600 installation sites and include more than 138,000 physicians. Earnings growth is driven primarily by software sales, which yield significantly higher gross profit margins than our other revenue components – hardware and services.

We believe our biggest opportunity for both revenue and earnings growth will be driven by the increasing demand for safer care delivery and improved business performance – both of which we believe can be significantly improved through automation.

We measure financial performance by monitoring revenue and backlog from systems and services, days sales outstanding, recurring revenue, gross profit margin, operating profit margin and bookings.

2002 revenues increased to $460.1 million from $391.4 million in 2001. Systems sales, which include software and hardware sales, increased 5.7% in 2002, while maintenance and service fees grew 22.2% as compared to the prior year. 2002 revenues reflect increased demand for software and services as well as improved system implementation.

We reported operating income of $9.1 million in 2002 compared to an operating loss of $34.2 million in 2001, an increase of $43.3 million. In 2002, we reported net income of $10.0 million, or $0.34 per share, as compared to a net loss of $8.6 million, or $0.30 per share for 2001, an increase of $18.6 million.

In our earnings announcement dated February 6, 2003, we provided investors with 2003 revenue guidance of $530.0 million and earnings guidance of $0.77 per share. Guidance assumes a 30% tax rate and no special items in 2003.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Those estimates are based on our experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our Company:

•	revenue recognition,
•	allowance for doubtful accounts,
•	capitalization of software development costs,
•	income taxes,
•	restructuring and lease abandonment charges, and
•	accounting for litigation, commitments and contingencies.

This listing is not a comprehensive list of all of IDX’s’ accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

Revenue Recognition – We license software and sell hardware, related ancillary products and transcription services to customers through our direct sales force. We generally recognize revenue from software license, hardware, and related ancillary product revenues using the residual method when:

•	persuasive evidence of an arrangement exists, which is typically when a customer has signed a non-cancelable sales and software license agreement;

•	delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), hardware and related ancillary products;

•	the customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

•	collectibility is probable; and

•	vendor specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

Under the residual method, we defer revenue recognition of the fair value of the undelivered elements and we allocate the remaining portion of the arrangement fee to the delivered elements and recognize it as revenue, assuming all other conditions for revenue recognition have been satisfied. We recognize substantially all of our product revenue in this manner. If we cannot determine the fair value of any undelivered element included in an arrangement, we will defer revenue recognition until all elements are delivered, services are performed or until fair value can be objectively determined.

As part of an arrangement, we typically sell maintenance contracts as well as professional services to customers. Maintenance services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if we make them generally available. Professional services are deemed to be non-essential and typically are for implementation planning, loading of software, installation of hardware, training, building simple interfaces, running test data, and assisting in the development and documentation of process rules, and best practices consulting.

We recognize revenues from maintenance services ratably over the term of the maintenance contract period based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged for maintenance when purchased separately, which is typically the contract’s renewal rate. Maintenance services are typically stated separately in an arrangement.

We generally recognize revenues from professional services based on vendor specific objective evidence of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the professional services have been delivered. Vendor specific objective evidence of fair value is based upon the price charged when professional services are sold separately and is typically based on an hourly rate for professional services.

We generally recognize revenue from transcription services based on a reliable, verifiable and objectively determinable measure of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the transcription services have been delivered. We base the fair value of transcription services upon the price charged when these services are sold separately. Transcription services are typically charged at a per line rate.

Our arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation. The product is deemed accepted unless the customer notifies the Company otherwise. Generally, we determine that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5.

At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. The Company’s typical payment terms include a deposit and subsequent payments based on specific milestone events and dates. Our payment terms are less than 90 days and typically amounts are due within 30 days of invoice date. If we consider the payment terms for the arrangement to be extended or if the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under SOP 97-2 and classify this revenue as deferred revenue, including deferred product revenue. We recognize deferred revenue, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

Additionally, we periodically enter into certain long-term contracts where we generally recognize revenue on a percentage of completion basis using labor input measures. We recognize losses, if any, on fixed price contracts when the loss is determined. We record revenue in excess of billings on long-term service contracts as unbilled receivables and include in trade accounts receivable. We record billings in excess of revenue recognized on service contracts as deferred income until revenue recognition criteria are met.

Allowance for Doubtful Accounts – IDX maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. We base this allowance on estimates after consideration of factors such as the composition of the accounts receivable aging and bad debt history and our evaluation of the financial condition of the customers. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. We typically do not require collateral. Historically, our estimates have been adequate to cover accounts receivable exposures.

Capitalization of Software Development Costs – We expense all costs incurred in the research, design and development of software for sale to others until technological feasibility is established. Technological feasibility is established when planning, designing, coding and testing activities have been completed so that the working model is consistent with the product design as confirmed by testing. Thereafter, we capitalize and amortize software development costs to software development expense on a straight-line basis over the lesser of 18 months or the estimated lives of the respective products, beginning when the products are offered for sale. We expense costs incurred in the development of software for internal use until it becomes probable that these developments will provide additional functionality that will benefit future periods. Thereafter, we capitalize and amortize certain costs to operating expense on a straight-line basis over the lesser of five years or the estimated economic life of the software. While we believe that our current estimates and the underlying assumptions regarding capitalized software development costs are appropriate, future events could necessitate adjustments to these estimates resulting in additional software development expense in the period of adjustment.

Income Taxes – Our valuation allowance relating to the net deferred tax assets is based on our assessment of historical pre-tax income as well as tax planning strategies designed to generate future taxable income. These strategies include estimates and involve judgment relating to certain unrealized gains in the Company’s investment in common stock of an equity investee. To the extent that facts and circumstances change, these tax planning strategies may no longer be sufficient to support the deferred tax assets and the Company may be required to increase the valuation allowance. To the extent that we generate future taxable income against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

Restructuring and Lease Abandonment Charges – The Company has recorded restructuring and lease abandonment charges associated with restructuring plans approved by management over the last three years. These reserves include estimates pertaining to employee separation costs and real estate lease obligations. The reserve associated with lease obligations could be materially affected by factors such as the ability to obtain subleases, the creditworthiness of sub-lessees, market value of properties, and the ability to negotiate early termination agreements with lessors. While the Company believes that its current estimates regarding lease obligations are adequate, future events could necessitate significant adjustments to these estimates.

Accounting for Litigation, Commitments and Contingencies – We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with our assessment of these legal proceedings, we must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. We have developed these determinations and related estimates in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and defense strategies. See Item 3. “Legal Proceedings” and Note 14 to our audited consolidated financial statements included in this annual report on Form 10-K.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenues

The Company’s total revenues increased to $460.1 million in 2002 from $391.4 million in 2001, an increase of $68.6 million or 17.5%. Revenues from systems sales increased to $117.5 million in 2002 (25.5% of total revenues) from $111.1 million in 2001 (28.4% of total revenues), an increase of $6.4 million or 5.7%. This increase was primarily due to an increase in new sales and installations of certain IDX systems. Software license revenue increased $3.4 million and hardware and third party software revenue increased $3.0 million as compared to the prior year.

Revenues from maintenance and service fees increased to $342.6 million in 2002 (74.5% of total revenues) from $280.3 million in 2001 (71.6% of total revenues), an increase of $62.3 million or 22.2%. The increase was due to a $16.3 million increase in EDiX’s medical transcription service fee revenue, a $17.1 million increase in maintenance revenue primarily resulting from price increases and an increase in the Company’s installed base, and an increase in installation and consulting services provided by IDX’s core business. Software installation revenues increased to $45.1 million (9.8% of total revenues) from $25.7 million (6.6% of total revenues), an increase of $19.5 million or 75.9%. Consulting service revenues increased to $27.3 million (5.9% of total revenues) from $24.1 million (6.1% of total revenues), an increase of $3.2 million or 13.2%.

Cost of Sales

The cost of system sales increased to $38.7 million in 2002 from $37.0 million in 2001, an increase of $1.7 million or 4.5%. The increase in cost of system sales is primarily a result of an increase in hardware included as a component of sales of the Company’s systems sales. The gross margin on systems sales increased to 67.1% in 2002 from 66.7% in 2001. Fluctuations in the gross profit margin as a percentage of system sales typically result from the revenue mix of software license revenue, which has a higher gross profit margin and hardware and third party software sales, which have a lower gross profit margin. The increase in the gross profit margin as a percentage of sales was primarily due to the increase in software license revenue.

The cost of maintenance and services increased to $260.1 million in 2002 from $237.5 million in 2001, an increase of $22.6 million or 9.5%. The increase in cost of services resulted primarily from growth in client services expenses related to medical transcription staff and related costs of $17.2 million, combined with increased costs related to implementation and consulting staff in IDX’s core business. The gross profit margin on maintenance and service fees increased to 24.1% in 2002 from 15.3% in 2001 and was due to increased maintenance revenue in IDX’s core business which was only partially offset by growth in service and maintenance expenses, offset by a decrease in EDiX’s gross profit margin due to higher labor and related costs as a percentage of total revenue.

The gross profit margin of system sales of IDX’s core business, information systems and services, increased to 67.1% in 2002 from 66.7% in 2001 primarily due to the effect of an increase in software license revenue which has a higher gross profit margin than hardware sales. The gross profit margin of services of IDX’s core business, information systems and services, increased to 27.3% in 2002 from 12.1% in 2001 primarily due to increased maintenance revenue which was only partially offset by growth in service and maintenance expenses. The gross profit margin for the Company’s medical dictation and transcription business segment (EDiX) decreased as a percentage of sales to 17.4% in 2002 from 21.4% in 2001 due to higher labor and related costs as a percentage of total revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $90.4 million in 2002 from $88.1 million in 2001, an increase of $2.3 million or 2.7%. As a percentage of total revenues, selling, general and administrative expenses decreased to 19.7% in 2002 from 22.5% in 2001. Management is focused on controlling selling, general and administrative costs as a percentage of revenue. IDX’s core business, information systems and services, selling, general and administrative expenses decreased $3.5 million primarily due to decreases in rent expenses of $1.3 million, professional fees of $1.4 million and bad debt expense of $1.1 million. EDiX’s selling, general and administrative expenses increased $5.9 million due to $2.8 million in personnel costs, $1.3 million of bad debt expense, approximately $600,000 in outside professional fees and general increased costs to support sales growth.

Software Development Costs

Software development costs increased to $52.5 million in 2002 from $43.4 million in 2001, an increase of $9.1 million or 21.0%. As a percentage of total revenues, software development costs increased to 11.4% in 2002 from 11.1% in 2001. As a percentage of system sales, software development costs increased to 44.7% in 2002 from 39.1% in 2001. The $9.1 million increase is primarily due to increased personnel costs of $5.6 million combined with a net increase in capitalized software development cost amortization, net of amounts capitalized, of $621,000 in 2002. Software development costs related to IDX’s core information systems and services business segment increased as compared to the prior year primarily due to increased salary costs of $4.7 million combined with a net increase in capitalized software development cost amortization, net of amounts capitalized of $621,000 2002. Software development costs in the medical dictation and transcription business segment (EDiX) increased from $1.6 million in 2001 to $3.0 million in 2002 primarily due to increased personnel costs of $859,000 and increased consulting costs of $487,000.

As described in Note 1 to the Notes to Consolidated Financial Statements, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Historically, costs incurred during beta site testing have not been material, however, as the Company develops products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become more significant in future reporting periods. Approximately $3.0 million of software development costs were capitalized in 2002. Approximately $2.1 million of software development costs, net of amortization, were capitalized in 2001.

Lease Abandonment Charge

In the fourth quarter of 2002, the Company recorded a lease abandonment charge of $9.2 million in its core Information Systems and Services business segment. The lease abandonment charge is related to asset impairment and rent obligations through 2005 under the lease agreement associated with the Company’s former Seattle office. In 2002, the Company determined it would consolidate its Seattle operations into the new office space and have abandoned the space subject to the 1999 lease, and has been unable to secure a sub-tenant to assume its prior lease. The lease abandonment charge consisted of costs related to the net present value of future lease payments of approximately $7.9 million and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. Cash expenditures related to the accrual is expected to be approximately $2.2 million in 2003 and $5.7 million thereafter. In the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the financial statements in the period in which the sub-lease agreement is signed.

Interest Income (Expense)

Interest income decreased to approximately $1.8 million during 2002 as compared to $2.4 million for the same period in 2001. This decrease was primarily due to a lower average invested balance combined with lower interest rates in 2002 as compared to 2001. Interest expense increased to approximately $339,000 during 2002 from $42,000 in 2001, primarily due to increased interest expense related to short-term borrowings.

Gain on Sale of Investment in Subsidiary

On January 8, 2001 the Company sold certain of the net assets and operations of its majority owned subsidiary, ChannelHealth to Allscripts, a public company providing point-of-care electronic prescribing and productivity solutions for physicians. In addition to the sale, the Company entered into a ten-year strategic alliance (the “Alliance Agreement”) whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

Pursuant to the Alliance Agreement, IDX guaranteed that Allscript’s gross revenues resulting from the alliance (less any commissions paid to IDX) would amount to at least $4.5 million for fiscal year 2001. Due to this contingency, IDX deferred $4.5 million of the gain as of the date of the transaction and recognized a gain of $35.5 million in 2001. An additional gain of $4.3 million was recognized in the first quarter of 2002 when the contingency was resolved.

Income Taxes

In 2002, the Company recorded income tax expense of approximately $4.9 million, resulting in an effective tax rate of 33.0%. This is lower than the Company’s historical tax rate of 40.0% primarily due to the utilization of previously reserved net operating losses and research and experimentation credits used to offset income taxes, offset by an increase in the valuation allowance as a result of a tax planning strategy that the Company believes is no longer sufficient to support certain deferred tax assets. In 2001, the Company recorded income tax expense of approximately $311,000, an effective tax rate of (3.8%). This rate is lower than the Company’s historical tax rate of 40.0% due to the non-deductible nature of certain costs incurred as part of the restructuring charge recorded in the fourth quarter of 2001 and non-deductible stock-based compensation charges related to the sale of ChannelHealth. The Company anticipates a consolidated effective tax rate of approximately 30.0% for the year ending December 31, 2003.

YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenues

The Company’s total revenues increased to $391.4 million in 2001 from $354.0 million in 2000, an increase of approximately $37.5 million or 10.6%. Revenues from systems sales increased to $111.1 million in 2001 (28.4% of total revenues) from $109.6 million in 2000 (31.0% of total revenues), an increase of $1.5 million or 1.4%. This increase was primarily due to an increase in new sales and installations of certain IDX systems.

Revenues from maintenance and service fees increased to $280.3 million in 2001 (71.6% of total revenues) from $244.3 million in 2000 (69.0% of total revenues), an increase of $36.0 million or 14.7%. The increase was due to a $23.4 million increase in EDiX’s medical transcription service fee revenue, a $10.0 million increase in maintenance revenue primarily resulting from price increases and an increase in the Company’s installed base, as well as an increase in consulting services provided by IDX’s core business. Professional and technical services revenues increased to $25.7 million in 2001 (5.6% of total revenues) from $23.8 million in 2000 (6.7% of total revenues), an increase of $1.9 million, or 8.0%. The Company’s Internet services and content business segment (ChannelHealth), which was sold on January 8, 2001, contributed approximately $6.1 million in revenue, primarily services, during 2000.

Cost of Sales

The cost of system sales decreased to $37.0 million in 2001 from $37.3 million in 2000, a decrease of $268,000 or 0.7%. The decrease in cost of system sales is primarily a result of a decrease in hardware included as a component of sales of the Company’s systems sales. The gross margin on systems sales increased to 66.7% in 2001 from 66.0% in 2000. The increase in the gross profit margin as a percentage of sales was primarily due to the increase in software license revenue which has a higher gross profit margin than hardware sales. The cost of maintenance and services increased to $237.5 million in 2001 from $218.8 million in 2000, an increase of $18.7 million or 8.5%. The increase in cost of services resulted from growth in client services expenses, primarily medical transcription staff, as well as maintenance, installation and consulting staff. The gross profit margin on maintenance and service fees increased to 15.3% in 2001 from 10.4% in 2000 and was due to increased maintenance revenue in IDX’s core business which was partially offset by growth in service and maintenance expenses combined with operational efficiencies related to process improvements at EDiX.

The gross profit margin of system sales of IDX’s core business, information systems and services, increased to 66.7% in 2001 from 66.0% in 2000 primarily due to the effect of an increase in software license revenue which has a higher gross profit margin than hardware sales. The gross profit margin of services of IDX’s core business, information systems and services, increased to 12.1% in 2001 from 9.5% in 2000 primarily due to increased maintenance revenue which was partially offset by growth in service and maintenance expenses. The gross profit margin for the Company’s medical dictation and transcription business segment (EDiX) increased as a percentage of sales to 21.4% in 2001 from 17.5% in 2000 due to efficiencies in operations related to process improvements. The gross margin for the Company’s Internet services and content business segment, operated by ChannelHealth was a negative 42.9% in 2000 primarily due to high fixed costs and low sales volume due to the early stage of this business’ development.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $88.1 million in 2001 from $87.6 million in 2000, an increase of $437,000 or 0.5%. As a percentage of total revenues, selling, general and administrative expenses decreased to 22.5% in 2001 from 24.8% in 2000. IDX’s core business, information systems and services, selling, general and administrative expenses increased $8.9 million due to the reduction in absorption of corporate overhead by ChannelHealth and increased outside professional fees offset by decreased employee costs and rent expenses. EDiX’s selling, general and administrative expenses increased $5.7 million due to increased costs in order to support sales growth.

Software Development Costs

Software development costs decreased to $43.4 million in 2001 from $49.4 million in 2000, a decrease of $6.0 million or 12.1%. As a percentage of total revenues, software development costs decreased to 11.1% in 2001 from 14.0% in 2000. As a percentage of system sales, software development costs decreased to 39.1% in 2001 from 45.1% in 2000. The $6.0 million decrease is primarily due to the decrease in research and development costs in the Internet applications and content business segment (ChannelHealth) that was sold in January 2001 combined with the capitalization of $2.1 million, net of amortization, in software development costs in 2001. Research and development costs related to IDX’s core information systems and services business segment remained level as compared to the prior year due to an increase in software development costs, primarily $2.2 million in increased employee expenses, offset by the capitalization of $2.1 million in software development costs in 2001. Research and development costs in the medical dictation and transcription business segment (EDiX) increased from $1.3 million in 2000 to $1.6 million in 2001.

Restructuring Charges

On September 28, 2001, the Company announced the implementation of a program to restructure and realign its group practice businesses in order to gain efficiencies and provide more focus on its premier customer base. As a result, the Company implemented a workforce reduction affecting approximately four percent of the Company’s employees. Though the Company reduced certain expenses in the cost of sales and services, and selling, general and administrative areas resulting in estimated annual savings in excess of $20.0 million, the Company continues to evaluate and invest resources in the development of various products and new initiatives that management believes will provide appropriate returns to shareholders. The restructuring program resulted in a charge to earnings of approximately $19.5 million in the fourth quarter of 2001, in connection with costs associated with severance arrangements of $5.5 million, lease payments of $5.2 million and non-cash write-offs of certain equipment and leasehold improvements of $8.8 million. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions and their location. Substantially all workforce related actions were completed during the fourth quarter of 2001, with the exception of a minimal number of staff assigned to transition teams. As of December 31, 2002, the Company had a balance of $2.9 million related to leased facilities. Cash expenditures related to these accruals are expected to be approximately $1.7 million in 2003 and approximately $1.2 million thereafter.

On June 21, 2000, the Company announced the implementation of product discontinuance and restructuring program. The Company halted development and discontinued sales efforts on certain product lines that have failed to achieve business targets or were deemed non-strategic to the business going forward. As a result, the Company implemented a workforce reduction affecting approximately five percent of the Company’s employees. Though the Company reduced certain expenses as a result of the workforce restructuring program, the Company continues to evaluate and invest resources in the development of various products and new initiatives that management believes will provide appropriate returns to shareholders. The restructuring program resulted in a charge to earnings of approximately $21.0 million in the second quarter of 2000, in connection with costs associated with product discontinuations, principally settlements with existing users, of approximately $16.0 million and employee severance arrangements of approximately $5.0 million. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions, and their location. Substantially all workforce related actions were completed during the third quarter of 2000, with the exception of product related “sunset” support teams. As of December 31, 2001, the Company had a balance of $1.7 million related to accrued restructuring costs.

Loss on Impairment of Goodwill

During the first quarter of 2000, the Company determined that an asset impairment existed related to goodwill acquired in the 1999 purchase of the Company’s initial investment in an Internet services and content provider. In January 2000, the Company made the decision to use an external provider of content and transactions for ChannelHealth and discontinued the use of certain assets. This goodwill impairment was recognized during the first quarter of 2000 and is reflected as a pre-tax loss on impairment of goodwill of approximately $5.8 million.

Interest Income (Expense)

Interest income decreased to approximately $2.4 million during 2001 as compared to $4.8 million for the same period in 2000. This decrease was primarily due to a lower average invested balance combined with lower interest rates in 2001 as compared to 2000. Interest expense increased from approximately $6,000 during 2000 to $42,000 in 2001.

Minority Interest

The Company’s consolidated financial statements included the accounts of the Company and BDP Realty Associates (BDP) through April 2001. BDP’s real estate was leased exclusively by the Company, and the Company was subject to substantially all the risks of ownership through the date that this property was acquired by the Company at fair market value of $15.0 million, determined by an independent appraiser. All transactions between the Company and BDP have been eliminated. Minority interest, which was eliminated in April 2001, represented the net income and equity of BDP.

Gain on Sale of Investment in Subsidiary

On January 8, 2001, Allscripts acquired IDX’s interest in ChannelHealth in exchange for approximately 7.5 million shares of Allscripts common stock (Allscripts shares). The Allscripts shares received are subject to restrictions on any transfer of the securities for a period of one year from the date of the transaction and after one year, on the transfer of more than 25% of the Allscripts shares in any one year, and 16.67% in any one month. IDX recorded the Allscripts shares at fair value of $29.5 million, which included a discount from market value due to the four year restrictions on transfer, resulting in a $35.5 million gain on the transaction. IDX also entered into a ten-year strategic alliance agreement with Allscripts. Pursuant to the strategic alliance agreement, IDX has guaranteed that Allscripts will have gross revenues resulting from the alliance (less any commissions paid to IDX) of at least $4.5 million for fiscal year 2001. Due to this contingency, IDX deferred $4.5 million of the gain as of the date of the transaction and recognized a gain of $35.5 million in 2001.

Realized Gain on Investment

Other income in 2001 includes a $5.8 million realized gain from a distribution of marketable equity securities related to an investment in an unrelated investment partnership.

Equity in Loss of Unconsolidated Affiliate

IDX, through a wholly owned subsidiary, currently owns approximately 20% of the outstanding common stock of Allscripts and records its investment under the equity method of accounting. IDX records its interest in the losses of Allscripts as a reduction to its investment account. IDX recorded an equity loss during the first nine months of 2001 of $17.6 million on a pre-tax basis that reduced the balance of IDX’s investment carrying balance in Allscripts to zero.

Income Taxes

The Company recorded income tax expense of approximately $311,000, an effective tax rate of (3.8%). This is lower than the Company’s historical tax rate of 40.0% due to the non-deductible nature of certain costs incurred as part of the restructuring charge recorded in the fourth quarter of 2001 and non-deductible stock-based compensation charges related to the sale of ChannelHealth. The Company’s pre-tax loss for the year ended December 31, 2000 was benefited at approximately 34.5%, which reflects a lower rate than the Company’s historical effective and statutory rate of 40%. The lower rate in 2000 is principally due to a lower state effective tax rate. The Company anticipates a consolidated effective tax rate of approximately 33.0% for the year ending December 31, 2002. This favorable rate is primarily the result of research credits projected to be generated and utilized in 2002. The Company anticipates that EDiX’s effective tax rate in 2002 will be less than the statutory rate due to the use of operating loss carry forwards, subject to annual limitations. The net deferred tax assets as of December 31, 2001, of approximately $8.5 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

The Company principally has funded its operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured bank lines of credit.

Net cash provided by or used in operations is principally comprised of net income or loss and is primarily affected by the net effect of the change in accounts receivable, accounts payable, accrued expenses and non-cash items relating to depreciation and amortization, deferred taxes, the sale of ChannelHealth, and certain components of lease abandonment and restructuring charges. Due to the nature of the Company’s business, accounts receivable, deferred revenue and accounts payable fluctuate considerably due to, among other things, the length of installation efforts, which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers’ management and general economic conditions. Accounts receivable has increased $14.3 million as compared to the prior year to $109.8 million, primarily due to the timing of revenue in the fourth quarter of 2002 as compared to 2001. In 2002, accounts receivable from customers have been collected on average within 87 days, which represents a decrease of 2 days as compared to the year ended December 31, 2001.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. The Company invested approximately $6.5 million on the acquisition and implementation of an enterprise resource planning system during 2002 and plans to invest approximately $11.8 million during 2003 related to this system implementation. In April 2000, the Company entered into a new operating lease for office space in Seattle, Washington, commencing in 2003, for a period of 12 years. The Company invested approximately $3.7 million for improvements related to this Seattle lease in 2002, with an additional $4.3 million planned during the first half of 2003.

In addition, investing activities may also include purchases of interests in, loans to and acquisitions of businesses for access to complementary products and technologies. The Company expects these activities to continue. In April 2002, the Company acquired a minority interest in Stentor, Inc., one of the Company’s strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor, Inc for $7.5 million. Each preferred share is convertible, at any time at the option of the holder, into one share of common stock of Stentor, Inc., subject to certain adjustments. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount paid by the Company to purchase such shares. Stentor, Inc. is a privately held company and therefore it is difficult to determine a fair market value for these shares. As IDX entered into this investment during 2002, management has determined that the investment amount as of December 31, 2002 reflects the fair market value. Management will periodically review this investment for indications of impairment. There can be no assurance that the Company will be able to successfully complete any such purchases or acquisitions in the future.

Cash flows from financing activities historically relate to the issuance of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan and proceeds from line of credit.

Cash, cash equivalents and marketable securities at December 31, 2002 were $54.4 million, a decrease of $1.9 million from December 31, 2001. The Company entered into a new revolving line of credit agreement during the second quarter of 2002 allowing the Company to borrow up to $40.0 million based on certain restrictions. This line of credit is secured by deposit accounts, accounts receivable and other assets and bears interest at the bank’s base rate plus .25%, which was approximately 5.0% as of December 31, 2002. This line of credit is subject to certain terms and conditions and will expire on June 27, 2005. At December 31, 2002, the Company had $18.7 million outstanding under this arrangement. As of January 2, 2003 there was no outstanding balance on this line of credit.

In addition to existing financing arrangements, the Company owns, through a wholly owned subsidiary, approximately 7.5 million shares of stock of Allscripts, a public company listed on the NASDAQ National Market under the symbol MDRX. This investment had a quoted market value of approximately $17.9 million as of December 31, 2002, and is subject to certain sale restrictions that may significantly impact the market value.

In 2002, the Company entered into a $2.8 million stand-by letter of credit arrangement with a bank in compliance with a provision of an office space lease related to tenant improvements. The Company has no plans to default on the underlying payment obligation, and therefore has determined that the fair value of this contingent liability is zero. This stand-by letter of credit expires in June 2003.

The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements dictate. The Company’s operating lease commitments consist primarily of office leases for the Company’s operating facilities. The Company plans to increase its professional staff during 2003 as needed to meet anticipated sales volume and to support research and development efforts for certain products. To the extent necessary to support increases in staffing, the Company may obtain additional office space.

As of December 31, 2002, the Company has not entered into other material lease or purchase commitments not disclosed above, in the table below, or in footnote 15 to the financial statements.

Operating leases

Year	Total
(in thousands)
2003	$14,818
2004	14,244
2005	14,642
2006	12,836
2007	11,185
Thereafter	84,047

$151,772

Of the $14.8 million due in 2003, $551,000 is due to 4901 LBJ Ltd. Partnership (“LBJ”), a related party described below. All other amounts are due to unrelated third parties. Approximately $7.9 million of this obligation has been accrued in 2002 as a lease abandonment charge. See footnote 3 to the financial statements.

The Company believes that currently available funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company’s revenues or income.

During the year ended December 31, 2002, IDX did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities, with the exception of BDP Realty which has been given full recognition in the financial statements for all periods presented as described below.

•	Trading activities in non-exchange traded contracts: or

•	Transactions with persons or entities that benefit from their non-independent relationship with IDX, other than described below.

Through April 19, 2001, the Company’s consolidated financial statements included the accounts of the Company and BDP Realty Associates (“BDP”), a real estate trust owned by certain stockholders and key employees of the Company, Robert H. Hoehl and Richard E. Tarrant, whose real estate was leased exclusively by the Company. Effective with the date of the acquisition of the Company’s corporate headquarters from BDP, the Company has deconsolidated BDP and eliminated the net assets, principally real estate and minority interest, included in the Company’s consolidated balance sheet as of that date. The Company’s corporate headquarters were purchased from BDP for cash, at fair market value as determined by independent appraisers, for approximately $15.0 million during the second quarter of 2001. This amount has been recorded as property and equipment. This transaction was reviewed and approved by certain independent members of the Board of Directors of the Company that had no financial interest in the transaction. Total rent expense includes $294,000 in 2001 related to this lease.

Mr. Tarrant is the President and a director of LBJ Real Estate Inc., a Vermont corporation (“LBJ Real Estate”). Certain executive officers of LBJ Real Estate are also executive officers of the Company, including Mr. Hoehl and John A. Kane, the Company’s Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl. LBJ Real Estate holds a 1% general partnership interest in 4901 LBJ Limited Partnership, a Vermont limited partnership (“LBJ”), and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, the Company’s Senior Vice President of Sales, and two other employees of the Company hold the remaining 72.95% limited partnership interest.

The Company leases an office building from LBJ, a real estate partnership owned by certain stockholders and key employees of the Company. Lease agreements are based on fair market value rents and are reviewed and approved by independent members of the Board of Directors. Total rent paid to LBJ was approximately $555,000, $557,000, and $619,000 in 2002, 2001, and 2000, respectively.

At the time of this filing, the stockholders of LBJ are considering the potential sale of this real estate to an unrelated third party. The potential sale of this real estate would have no impact on IDX’s financial condition or operations as the existing operating lease would transfer to the new owners.

NEW ACCOUNTING STANDARDS

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company is currently evaluating the requirements and impact, if any, of FIN 45 on its consolidated results of operations and financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact, if any, of FIN 46 on its consolidated results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Costs Associated with Exit or Disposal Activities.” SFAS 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of its operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition Disclosure, An Amendment of FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS No. 148.

BACKLOG

At December 31, 2002, the Company had total backlog of $561.6 million, including $188.7 million attributable to systems sales and $372.9 million attributable to services. Systems sales backlog consists of fees due under signed contracts that have not yet been recognized as revenues. Service backlog represents contracted software maintenance services including anticipated renewals, consulting services, remote computing service fees and medical transcription service fees for a period of 12 months. At December 31, 2001, the Company had total backlog of $455.1 million, including $150.2 million attributable to systems sales and $304.9 million attributable to services. Of the total 2002 backlog of $561.6 million, the Company expects that $212.0 million will not be fulfilled in the current fiscal year.

See Forward-Looking Information and Factors Affecting Future Performance in Item 1 of this annual report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IDX does not currently use derivative financial instruments. The Company generally places its marketable securities in high credit quality instruments: primarily U.S. Government and federal agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less. We do not expect any material loss from our marketable security investments.

Internationally, IDX invoices customers in United States currency. The Company is exposed to minimal foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through December 31, 2002, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

Interest rates on short-term borrowings with floating rates carry a degree of interest rate risk. Our future interest expense may increase if interest rates fluctuate. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest expense was immaterial in 2002, 2001 and 2000.

Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company’s marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,135	$38,083
Marketable securities	14,300	18,290
Accounts receivable, less allowances of $4,600 in 2002 and $4,156 in 2001 for doubtful accounts	109,806	95,478
Refundable income taxes	7,590	12,100
Prepaid and other current assets	8,716	6,189
Deferred tax asset	3,603	7,718

Total current assets	184,150	177,858
Property and equipment
Equipment and leasehold improvements, net of accumulated depreciation and amortization	47,203	37,351
Real estate, net of accumulated depreciation	41,556	40,285

	88,759	77,636
Other:
Capitalized software costs, net of accumulated amortization of $2,394 in 2002 and $1,900 in 2001	2,676	2,055
Goodwill, net of accumulated amortization of $1,300 in 2002 and $1,300 in 2001	2,411	1,391
Other assets	13,849	5,592
Deferred tax asset	—	790

Total assets	$291,845	$265,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,733	$15,943
Accrued expenses	46,743	36,020
Deferred revenue	18,429	20,361
Notes payable to bank	18,727	15,000

Total current liabilities	99,632	87,324

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000 shares authorized; issued and outstanding 29,202 shares and 28,839 shares in 2002 and 2001, respectively	292	289
Additional paid-in capital	200,437	196,525
Deferred compensation	(751)	(1,051)
Accumulated deficit	(7,780)	(17,754)
Cumulative unrealized (losses) gains on securities available-for-sale	15	(11)

Total stockholders’ equity	192,213	177,998

Total liabilities and stockholders’ equity	$291,845	$265,322

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2002	2001	2000
	(in thousands, except for per share data)
Revenues:
Systems sales	$117,491	$111,113	$109,621
Maintenance and service fees	342,577	280,306	244,329

Total revenues	460,068	391,419	353,950

Operating expenses:
Cost of system sales	38,696	37,030	37,298
Cost of maintenance and services	260,114	237,545	218,843
Selling, general and administrative	90,420	88,078	87,641
Software development cost	52,522	43,418	49,394
Restructuring charges	—	19,516	21,029
Lease abandonment charge	9,183	—	—
Loss on impairment of goodwill	—	—	5,810

Total operating expenses	450,935	425,587	420,015

Operating income (loss)	9,133	(34,168)	(66,065)

Other income (expense):
Interest income	1,819	2,384	4,834
Interest expense	(339)	(42)	(6)
Gain on sale of investment in subsidiary	4,273	35,546	—
Minority interest	—	(297)	(978)
Gains on sale of investments	—	5,849	7,318

Total other income	5,753	43,440	11,168

Income (loss) before income taxes and equity in loss of unconsolidated affiliate	14,886	9,272	(54,897)
Income tax (provision) benefit	(4,912)	(311)	18,929
Equity in loss of unconsolidated affiliate	—	(17,559)	—

Net income (loss)	$9,974	$(8,598)	$(35,968)

Basic net income (loss) per share	$0.34	$(0.30)	$(1.28)

Basic weighted-average shares outstanding	28,939	28,566	28,090

Diluted income (loss) per share	$0.34	$(0.30)	$(1.28)

Diluted weighted-average shares outstanding	29,114	28,566	28,090

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Cumulative Unrealized Gains (Losses) on Securities Available- for-Sale	Total Stockholders’ Equity
	Shares	Par Value
	(in thousands)
Balances at December 31, 1999	27,813	$278	$179,640	$26,812	$—	$(216)	$206,514

Comprehensive income:
Net loss	—	—	—	(35,968)	—	—	(35,968)
Unrealized losses on securities available-for-sale	—	—	—	—	—	302	302

Comprehensive net loss	—	—	—	—	—	—	(35,666)
Stock issued upon exercise of nonqualified stock options	140	1	156	—	—	—	157
Tax benefit related to exercise of nonqualified stock options	—	—	2,136	—	—	—	2,136
Stock issued upon exercise of incentive stock options	65	1	820	—	—	—	821
Stock issued pursuant to employee stock purchase plan	378	4	5,098	—	—	—	5,102
Stock issued under director stock option plan	3	—	46	—	—	—	46

Balances at December 31, 2000	28,399	284	187,896	(9,156)	—	86	179,110

Comprehensive income:
Net loss	—	—	—	(8,598)	—	—	(8,598)
Unrealized losses on securities available-for-sale	—	—	—	—	—	(97)	(97)

Comprehensive net loss	—	—	—	—	—	—	(8,695)
Stock issued upon exercise of nonqualified stock options	38	—	216	—	—	—	216
Tax benefit related to exercise of nonqualified stock options	—	—	312	—	—	—	312
Stock issued upon exercise of incentive stock options	45	1	372	—	—	—	373
Stock issued pursuant to employee stock purchase plan	279	3	3,282	—	—	—	3,285
Stock issued under director stock option plan	3	—	61	—	—	—	61
Issuance of restricted stock	75	1	1,201		(1,201)		1
Amortization of restricted stock	—	—	—	—	150	—	150
Effect of acceleration of IDX options retained by employees of unconsolidated affiliate	—	—	3,185	—	—	—	3,185

Balances at December 31, 2001	28,839	289	196,525	(17,754)	(1,051)	(11)	177,998

Comprehensive income:
Net income	—	—	—	9,974	—	—	9,974
Unrealized gains on securities available-for-sale	—	—	—	—	—	26	26

Comprehensive net income	—	—	—	—	—	—	10,000
Stock issued upon exercise of nonqualified stock options	39	—	548	—	—	—	548
Stock issued upon exercise of incentive stock options	7	—	40	—	—	—	40
Stock issued pursuant to employee stock purchase plan	315	3	3,280	—	—	—	3,283
Stock issued under director stock option plan	2	—	44	—	—	—	44
Amortization of restricted stock	—	—	—	—	300	—	300

Balances at December 31, 2002	29,202	$292	$200,437	$(7,780)	$(751)	$15	$192,213

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Operating Activities:

Net income (loss)	$9,974	$(8,598)	$(35,968)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation	16,338	15,174	15,013
Amortization	2,795	2,603	633
Deferred tax provision (benefit)	4,905	124	(5,568)
Increase in allowance for doubtful accounts	2,606	359	997
Minority interest	—	297	978
Gain on investments	—	(5,849)	(7,318)
Loss on impairment of goodwill	—	—	5,810
Equity in loss of unconsolidated affiliate	—	17,559	—
Gain on sale of investment in subsidiary	(4,273)	(35,546)	—
Loss on disposition of assets	122	404	—
Lease abandonment charge	9,183	—	—
Tax benefit related to exercise of non-qualified stock options	—	312	2,139
Restructuring charges	—	19,516	21,029
Changes in operating assets and liabilities:
Accounts receivable	(16,935)	13,496	(4,103)
Prepaid expenses and other assets	(5,692)	(3,946)	(1,405)
Accounts payable and accrued expenses	3,177	(18,340)	990
Federal and state income taxes	6,035	9,716	(13,790)
Deferred revenue	(1,932)	476	2,454

Net cash provided by (used in) operating activities	26,303	7,757	(18,109)

Investing Activities:
Purchase of property and equipment, net	(27,582)	(38,156)	(28,387)
Purchase of securities available-for-sale	(49,698)	(78,209)	(22,260)
Proceeds from sale of securities available-for-sale	53,729	102,851	25,426
Proceeds from sale of investment	—	11,282	—
Business acquisitions	—	(2,080)	—
Other assets	(7,721)	(182)	3,434

Net cash used in investing activities	(31,272)	(4,494)	(21,787)

Financing Activities:
Proceeds from sale of common stock	3,916	3,935	6,126
Proceeds from notes payable to bank	79,181	30,000	—
Repayment of notes payable to bank	(75,454)	(15,000)	—
Distributions from affiliates, net	—	(472)	(1,500)
Proceeds from issuance of redeemable convertible preferred stock of subsidiary	—	—	33,140
Other financing activities	(622)	—	—

Net cash provided by financing activities	7,021	18,463	37,766

Increase (decrease) in cash and cash equivalents	2,052	21,726	(2,130)
Cash and cash equivalents at beginning of year	38,083	16,357	18,487

Cash and cash equivalents at end of year	$40,135	$38,083	$16,357

Supplemental Cash Flow Information
Cash paid for interest	$122	$42	$1
Cash paid for income taxes	$952	$3,726	$479

Noncash Investing Activity:
Deconsolidation of real estate trust	$—	$8,979	$—
Noncash Financing Activity:
Issuance of restricted stock	$—	$1,201	$—

See accompanying notes.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

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

In March of 2002, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) issued EITF No. 01-14, “Issue No. 01-14 of the Financial Accounting Standards Board (FASB) Emerging Issues Task Force” (“EITF No. 01-14”). EITF No. 01-14 states that customer reimbursements received for “out-of-pocket” expenses incurred should be characterized on the income statement as revenue. These expenses include, but are not limited to, airfare, mileage, hotel stays, out-of-town meals, photocopies, and telecommunications and facsimile charges. Service revenue and cost of service expenses have been restated for all periods presented to reflect this change resulting in no change to net income.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its subsidiaries and through April 19, 2001, a real estate trust, BDP Realty Associates (BDP). Investments in unconsolidated affiliates are accounted for by the equity method when we hold more than 20% but less than 50% interest, or below 20% interest but have significant influence over the operations of the companies. Investments in entities over which IDX exerts no significant influence and representing an ownership interest of less than 20%, are accounted for under the cost method.

Through April 19, 2001, the Company’s consolidated financial statements include the accounts of BDP, a real estate trust owned by certain stockholders and key employees of the Company whose real estate was leased exclusively by the Company. All transactions between the Company and BDP through April 19, 2001 were eliminated. Minority interest represents net income and equity of BDP through April 2001. On April 19, 2001, the Company acquired the Company’s corporate headquarters from BDP for $15.0 million in cash, which was the fair market value as determined by independent appraisers. Effective with the date of the acquisition, the Company no longer consolidates BDP.

On January 8, 2001, the Company sold certain operations of its majority owned subsidiary, ChannelHealth Incorporated (“ChannelHealth”) to Allscripts Healthcare Solutions, Inc. (“Allscripts”), a public company. (see Note 2) IDX owns approximately 20% of Allscript’s outstanding common stock and accounts for its investment in Allscripts under the equity method of accounting.

Certain reclassifications have been made in the accompanying financial statements to conform to the 2002 presentation.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition, allowance for doubtful accounts, deferred tax assets, certain accrued expenses, amortization periods, capitalized software, intangible and long-lived assets and restructuring charges. Actual results could differ from those estimates.

Revenue Recognition

Revenue Recognition -IDX licenses software and sells hardware, related ancillary products and transcription services to customers through our direct sales force. IDX generally recognizes revenue from software license, hardware, and related ancillary product revenues using the residual method when:

•	persuasive evidence of an arrangement exists, which is typically when a customer has signed a non-cancelable sales and software license agreement;

•	delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), hardware and related ancillary products;

•	the customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

•	collectibility is probable; and

•	vendor specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

Under the residual method, IDX defers revenue recognition of the fair value of the undelivered elements, allocates the remaining portion of the arrangement fee to the delivered elements and recognize its as revenue, assuming all other conditions for revenue recognition have been satisfied. IDX recognizes substantially all of our product revenue in this manner. If IDX cannot determine the fair value of any undelivered element included in an arrangement, IDX will defer revenue recognition until all elements are delivered, services are performed or until fair value can be objectively determined.

As part of an arrangement, IDX typically sells maintenance contracts as well as professional services to customers. Maintenance services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if we make them generally available. Professional services are deemed to be non-essential and typically are for implementation planning, loading of software, installation of hardware, training, building simple interfaces, running test data, and assisting in the development and documentation of process rules, and best practices consulting.

IDX recognizes revenues from maintenance services ratably over the term of the maintenance contract period based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged for maintenance when purchased separately, which is typically the contract’s renewal rate. Maintenance services are typically stated separately in an arrangement.

IDX generally recognizes revenues from professional services based on vendor specific objective evidence of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the professional services have been delivered. Vendor specific objective evidence of fair value is based upon the price charged when professional services are sold separately and is typically based on an hourly rate for professional services.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

IDX generally recognizes revenue from transcription services based on a reliable, verifiable and objectively determinable measure of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the transcription services have been delivered. We base the fair value of transcription services upon the price charged when these services are sold separately. Transcription services are typically charged at a per line rate.

IDX’s arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation. The product is deemed accepted unless the customer notifies the Company otherwise. Generally, IDX determines that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5.

At the time IDX enters into an arrangement, the Company assesses the probability of collection of the fee and the terms granted to the customer. The Company’s typical payment terms include a deposit and subsequent payments based on specific milestone events and dates. The Company’s payment terms are less than 90 days and typically amounts are due within 30 days of invoice date. If the Company considers the payment terms for the arrangement to be extended or if the arrangement includes a substantive acceptance provision, the Company defers revenue not meeting the criterion for recognition under SOP 97-2 and classifies this revenue as deferred revenue, including deferred product revenue. IDX recognizes deferred revenue, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

Additionally, the Company periodically enters into certain long-term contracts where the Company generally recognizes revenue on a percentage of completion basis using labor input measures. IDX recognizes losses, if any, on fixed price contracts when the loss is determined. IDX records revenue in excess of billings on long-term service contracts as unbilled receivables and include in trade accounts receivable. IDX records billings in excess of revenue recognized on service contracts as deferred income until revenue recognition criteria are met.

Software Development Costs

Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model. Software development costs, when material, are stated at the lower of unamortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to revenues of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for using the straight-line method over a one to two year life or the product’s estimated economic life, if shorter. Capitalized software development costs are $2.7 million and $2.1 million at December 31, 2002 and 2001, respectively, net of accumulated amortization. Amortization of capitalized software amounted to $2.4 million, $2.1 million and $223,000 in 2002, 2001 and 2000, respectively. Excluding capitalized software development costs and the related amortization expense, research and development costs were $50.1 million, $41.3 million and $49.2 million in 2002, 2001 and 2000, respectively.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

Shipping Costs

Shipping costs on goods shipped to customers are included in cost of system sales.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables, accounts payable, accrued expenses, and notes payable. The carrying value of these financial instruments approximates fair value due to their short term to maturity. Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents, marketable securities and trade receivables.

All of the Company’s cash equivalents and marketable securities are maintained by major financial institutions. The Company’s marketable securities generally consist of high credit quality instruments, primarily U.S. Government and Federal Agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less.

Substantially all of the Company’s customers are large integrated healthcare delivery enterprises principally located in the United States. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at December 31, 2002. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of trade accounts receivables have consistently been within management’s expectations.

Marketable Securities

The Company’s marketable securities have been classified as available-for-sale at December 31, 2002 and 2001 and are carried at fair value based on quoted market values. The cost of marketable securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Realized gains and losses and declines in value judged to be other-than temporary on available-for-sale securities are included in other income. Unrealized gains and losses, net of income tax effect, are reported as a separate component of stockholders’ equity.

Property and Equipment

Real estate, which includes land, buildings and related improvements, is stated at cost. Buildings and related improvements are depreciated using the straight-line method over their estimated useful lives of 30 to 40 years. Equipment is stated at cost and is depreciated straight-line over its estimated useful life of two to five years for computer equipment and five to ten years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the respective lease or the estimated useful life of the asset. Costs of developing and obtaining software for internal use are accounted for in accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use,” and are included in Property and Equipment. These costs are amortized over their estimated useful life of five years.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Long-Lived Asset Impairment

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets (excluding goodwill, which is immaterial) may warrant revision or that the carrying value of these assets may be impaired. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.

Income Taxes

The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting of assets and liabilities at the end of each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Comprehensive Income

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s available-for-sale securities.

Accounting For Stock Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, establishes the fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123. Compensation expense, computed using the Black-Scholes option pricing model, of $529, $167 and $68 was recorded in the accompanying consolidated statements of operations for the years ended December 31, 2000, 2001 and 2002, respectively

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of December 31, 2002, 2001 and 2000, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The assumptions used for the years ended December 31, 2002, 2001 and 2000 are as follows:

	December 31,
	2002	2001	2000
Risk-free interest rates	3.0%	3.5%	5.8%
Expected lives	4 years	4 years	4 years
Expected volatility	51.5%	52.4%	77.6%
Dividend yield	0%	0%	0%
Weighted average fair value of grants	$3.65	$7.10	$11.29

The effect of applying SFAS No. 123 would be as follows:

	December 31,
	2002	2001	2000
Net income (loss) as reported	$9,974	$(8,598)	$(35,968)

Deduct:
Total stock-based employee compensation under fair value based methods, net of tax	(5,306)	(5,729)	(5,528)

Pro forma net income (loss) – SFAS 123	$4,668	$(14,327)	$(41,496)

Basic and diluted net income (loss) per share:
As reported	$0.34	$(0.30)	$(1.28)

Pro forma – SFAS 123	$0.16	$(0.50)	$(1.49)

New Accounting Standards

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets. This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company is currently evaluating the requirements and impact, if any, of FIN 45 on its consolidated results of operations and financial position.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

FIN 46 changes that guidance by requiring a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the requirements and impact, if any, of FIN 46 on its consolidated results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, “Costs Associated with Exit or Disposal Activities.” SFAS 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of its operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition Disclosure, An Amendment of FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS No. 148.

2.    BUSINESS COMBINATIONS AND DIVESTITURES

In April 2002, the Company acquired a minority interest in Stentor, Inc., one of the Company’s strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor, Inc. Company paid approximately $7.5 million to purchase the preferred shares. Each preferred share is convertible, at any time at the option of the holder, into one share of common stock of Stentor, Inc., subject to certain adjustments. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount paid by the Company to purchase such shares. Stentor, Inc. is a California based medical informatics company with products for medical image and information management. The warrant was issued to the Company in November 2000 in connection with the alliance agreement that was entered into by the parties to jointly develop a medical image and information management system (MIMS) combining the Company’s Imaging Suite product with the image distribution technology from Stentor. This investment will be carried at cost. There is currently no public market for the preferred shares.

In June 2001, the Company acquired Vogt Management Consulting, Inc. for approximately $1.1 million. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated, principally to goodwill, based on estimated fair market values at the date of acquisition.

In May 2001, the Company acquired PVI, LLC for approximately $1.0 million. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair market values at the date of acquisition, principally to software. There are contingent payments based on a percentage of future sales related to this purchase.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Had these purchase acquisitions occurred as of the beginning of the year in which they occurred, the Company’s pro forma operating results would not be materially different than as reported in the accompanying consolidated financial statements.

On January 8, 2001 the Company sold certain of the net assets and operations of its majority owned subsidiary, ChannelHealth to Allscripts, a public company providing point-of-care e-prescribing and productivity solutions for physicians. In addition to the sale, the Company entered into a ten-year strategic alliance (the “Alliance Agreement”) whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

In exchange for its 87% ownership of ChannelHealth, IDX received approximately 7.5 million shares (such shares contained restrictions as to resale as discussed below) of Allscripts stock, which represented approximately a 20% ownership interest in Allscripts. IDX recorded the Allscripts shares at an estimated fair value of $29.5 million, which included a discount from market value due to restrictions on transfer. At the time of the transaction, ChannelHealth’s liabilities exceeded its assets by $10.5 million, resulting in a gain of approximately $40 million. Pursuant to the Alliance Agreement, IDX guaranteed that Allscript’s gross revenues resulting from the alliance (less any commissions paid to IDX) would amount to at least $4.5 million for fiscal year 2001. Due to this contingency, IDX deferred $4.5 million of the gain as of the date of the transaction and recognized a gain of $35.5 million in 2001. An additional gain of $4.3 million was recognized in the first quarter of 2002 when the contingency was resolved.

IDX accounts for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, IDX recognized its pro-rata share of Allscripts 2001 losses resulting in the elimination of the carrying value of this investment during the third quarter of 2001. IDX has not recorded its share of losses since then, of which its share amounts to $67.7 million through December 31, 2002. At December 31, 2002, the estimated market value of the Company’s investment in Allscripts is approximately $17.9 million based on the quoted market price of the stock. The fair market value of this stock would be discounted to reflect the Company’s restricted ability to sell only 25% of its initial Allscripts shares in any one year.

Through December 31, 2002, the Company has sold approximately 14,000 shares of Allscripts common stock, which has not materially changed its ownership interest in Allscripts.

Summary unaudited financial information for Allscripts for the years ended December 31, 2002 and 2001 is as follows in thousands:

	December 31,
	2002	2001
Revenue	$78,802	$70,917
Gross profit	19,871	4,633
Net loss	(15,233)	(418,931)

Current assets	63,095	64,846
Non current assets	41,258	52,598
Current liabilities	18,369	18,485
Non current liabilities	163	325

ChannelHealth’s revenue and net loss for the year ended December 31, 2000 included in the Company’s consolidated financial statements were approximately $6.1 million and $19.7 million, respectively.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

3.    LEASE ABANDONMENT CHARGE

In 1999, the Company entered into a lease for new office space in Seattle. Although the Company continued to utilize the existing space, an active search for a sublessor was initiated and has been ongoing. In 2002, the Company determined it would consolidate its Seattle operations into the new office space and have abandoned the space subject to the 1999 lease. Due to the depressed Seattle real estate market and the inability to obtain a sublessor, the Company recorded a lease abandonment charge of $9.2 million in its core Information Systems and Services business segment in the fourth quarter of 2002. The lease abandonment charge is related to lease payments of approximately $7.9 million through the end of the lease term in 2005 and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. Cash expenditures related to the accrual are expected to be approximately $2.2 million in 2003 and $5.7 million thereafter.

4.    RESTRUCTURING CHARGES

On September 28, 2001 the Company announced its plan to restructure and realign its large physician group practice businesses. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company’s employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, in connection with costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million, and equipment and leasehold improvement write-offs related to the leased facilities and workforce reduction of $8.8 million. Workforce related accruals, consisting principally of employee severance costs, were based on specific identification of employees to be terminated, along with their job classification and functions, and their location. Substantially all work-force related actions were completed during the fourth quarter of 2001, with the exception of a minimal number of staff assigned to transition teams. As of December 31, 2002, the Company had an accrual balance of $2.9 million related to leased facilities. Cash expenditures related to these accruals are expected to be approximately $1.7 million in 2003 and approximately $1.2 million thereafter.

On June 21, 2000 the Company announced the implementation of a restructuring program. The Company halted development and discontinued sales efforts on certain products that had failed to achieve business targets or were deemed non-strategic to the business going forward. As a result, the Company implemented a workforce reduction affecting approximately five percent of the Company’s employees. The restructuring program resulted in a charge to earnings of approximately $21.0 million in the second quarter of 2000, in connection with costs associated with product discontinuations, principally settlements with existing users, of approximately $16.0 million and employee severance arrangements of approximately $5.0 million. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions, and their location. Substantially all work-force related actions were completed during the third quarter of 2000, with the exception of product related “sunset” support teams. As of December 31, 2002, the accrued restructuring balance was zero and no further costs are expected.

5.    SEGMENT INFORMATION

The Company is required to disclose segment information in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s business units have

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

separate management teams and infrastructures that offer different products and services. Accordingly, these business units have been classified as reportable segments (information systems and services, medical transcription services, and in 2000, Internet services and content).

Information Systems and Services: This reportable segment consists of IDX Systems Corporation’s healthcare information solutions that includes software, hardware and related services. IDX solutions enable healthcare organizations to redesign patient care and other workflow processes to improve efficiency and quality. The principal markets for this segment include physician groups, management service organizations, hospitals, and integrated delivery networks primarily located in the United States.

Medical Transcription Services: This reportable segment consists of EDiX, a provider of medical transcription outsourcing services. The principal markets for this segment include hospitals and large physician group practices primarily located in the United States.

Internet Services and Content: ChannelHealth, a majority owned subsidiary until January 8, 2001, offered three Internet channels that integrated IDX’s core practice management systems with extensive Internet-based services and clinically valid content. ChannelHealth services were available to physicians through group practices, hospitals, integrated delivery networks and managed care organizations. This segment is not reported in 2002 and 2001 as a separate business segment due to the acquisition of ChannelHealth by Allscripts on January 8, 2001.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for any reportable segment, with the exception of EDiX in 2000 in which revenues from one major customer amounted to 10.3% of EDiX’s total revenue.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Information Systems and Services	Internet Services And Content	Medical Transcription Services	Total
	(in thousands)
For the year ended December 31, 2002
Net operating revenues	$348,246	$—	$111,822	$460,068
Operating income (loss)	12,201	—	(3,068)	9,133
Income (loss) before income taxes	21,719		(6,833)	14,886
Total assets	246,795	—	45,050	291,845

For the year ended December 31, 2001
Net operating revenues	$295,848	$—	$95,571	$391,419
Operating income (loss)	(39,431)	—	5,263	(34,168)
Income (loss) before income taxes and equity in loss of unconsolidated affiliate	7,289		1,983	9,272
Total assets	227,403	—	37,919	265,322

For the year ended December 31, 2000
Net operating revenues	$275,677	$6,098	$72,175	$353,950
Operating income (loss)	(40,572)	(28,880)	3,387	(66,065)
Income (loss) before income taxes	(27,465)	(28,280)	848	(54,897)
Total assets	249,441	21,641	26,409	297,491

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Corporate headquarter assets and related operating costs are included in the Information Systems and Services segment information. All goodwill reflected on the consolidated balance sheet is included in the Information Systems and Services segment information. Substantially all of the Company’s operations are in the United States.

6.    SECURITIES AVAILABLE-FOR-SALE

The following is a summary of securities available-for-sale at December 31, 2002 and 2001:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2002
U.S. government securities	$11,109	$15	$—	$11,124
Other debt securities	2,500			2,500

Total debt securities	13,609	15	—	13,624

Equity securities	4	—	—	4
Money-market funds	672	—	—	672

	$14,285	$15	$—	$14,300

December 31, 2001
U.S. government securities	$11,439	$54	$—	$11,493

Total debt securities	11,439	54	—	11,493

Tax-deferred municipal funds	2,366	—	(80)	2,286
Equity securities	4	—	—	4
Money-market funds	4,507	—	—	4,507

	$18,316	$54	$(80)	$18,290

Unrealized gains and losses on securities available-for-sale are recorded, net of any tax effect, as a separate component of stockholders equity. A portion of the Company’s investment in a venture capital fund was converted to marketable equity securities that were sold, resulting in realized gains of $5.8 million for 2001 and $7.3 million for 2000.

The amortized cost and estimated fair value of debt securities and money market funds at December 31, 2002 by contractual maturity, are shown below:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$13,721	$13,726
Due after one year through three years	380	390
Due after three years	180	180

	$14,281	$14,296

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

7.    PROPERTY AND EQUIPMENT

Equipment and leasehold improvements consist of the following:

	December 31,
	2002	2001
	(in thousands)
Computer equipment and software	$87,813	$65,638
Furniture and fixtures	12,655	9,833
Leasehold improvements	10,350	10,044

	110,818	85,515
Less accumulated depreciation and amortization	63,615	48,164

	$47,203	$37,351

Real estate consists of the following:

	December 31,
	2002	2001
	(in thousands)
Corporate headquarters	$43,054	$40,995
Less accumulated depreciation	1,498	710

	$41,556	$40,285

8.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2002	2001
	(in thousands)
Employee compensation and benefits	$19,241	$12,161
Restructuring charges	2,869	7,259
Accrued expenses	7,391	5,630
Accrued contractual minimum payments	—	4,398
Accrual for lease abandonment charge	9,183	—
Other	8,059	6,572

	$46,743	$36,020

9.    REDEEMABLE CONVERTIBLE PREFERRED STOCK

On January 10, 2000, ChannelHealth sold 2,719,429 shares of Series A Preferred Stock (3,000,000 total authorized shares) to Pequot Private Equity Fund II, L.P. (Pequot) and other related party investors for a purchase price of $33.1 million. Pequot’s ownership interest represented approximately 9.0% of the outstanding shares of stock of ChannelHealth. The redemption provision of the Series A Preferred Stock was satisfied in connection with the Channelhealth sale transaction on January 8, 2001 described in Note 2 in these financial statements, and accordingly required no use of the Company’s cash.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

10.    FINANCING ARRANGEMENTS

The Company had a revolving demand line of credit (the “Demand Line”) with a bank allowing the Company to borrow up to $18.0 million bearing interest at the bank’s base rate, approximately 4.0% at December 31, 2001. The Demand Line was subject to certain terms and conditions including the requirement that the Company must maintain deposits with the bank that are in excess of the amounts borrowed. The agreement contains covenants related to minimum cash flow targets, net worth and capital spending. At December 31, 2001, the Company had $15.0 million outstanding under this arrangement. The Demand Line expired in 2002 and no amounts were outstanding at December 31, 2002.

The Company entered into a new revolving line of credit agreement (the “New Line”) during the second quarter of 2002 allowing the Company to borrow up to $40.0 million subject to certain restrictions. The New Line is secured by deposit accounts, accounts receivable and other assets and bears interest at the bank’s base rate plus .25%, which was approximately 5.0% as of December 31, 2002. The New Line will expire on June 27, 2005. At December 31, 2002, the Company had $18.7 million outstanding under this arrangement. Amounts due under the New Line were paid in full on January 2, 2003.

In 2002, the Company entered into a $2.8 million stand-by letter of credit arrangement with a bank in compliance with a provision of an office space lease related to tenant improvements. The Company has no plans to default on the underlying payment obligation, and therefore has determined that the fair value of this contingent liability is zero. This stand-by letter of credit expires in June 2003.

11.    INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2002	2001	2000
	(in thousands)
Currently payable (refundable):
Federal	$(524)	$100	$(13,790)
State	346	87	429
Foreign	185	—	—

	7	187	(13,361)
Deferred provision (benefit)	4,905	124	(5,568)

	$4,912	$311	$(18,929)

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

A reconciliation of the federal statutory rate to the effective income tax rate during 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Taxes at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.0%	3.0%	3.0%
Increase in valuation allowance	32.9%	0.0%	0.0%
Utilization of previously reserved net operating losses and current year research and experimentation credits	(33.0%)	0.0%	0.0%
Restructuring charges not benefited	0.0%	(30.2%)	0.0%
Non-deductible charges related to sale of subsidiary	0.0%	(15.4%)	0.0%
Other, net	(4.9%)	3.8%	(3.5%)

	33.0%	(3.8%)	34.5%

Significant components of the Company’s deferred tax assets:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$15,330	$15,318
Research and experimentation credits	8,649	6,446
Allowances and accruals	9,228	5,561
Depreciation	(158)	3,290
Deferred revenue	1,441	2,157

Total deferred tax assets	34,490	32,772
Valuation allowance	(30,887)	(24,264)

Net deferred tax assets	3,603	8,508
Less current portion	3,603	7,718

	$—	$790

At December 31, 2002, the Company had net operating loss carry forwards (NOLs) of approximately $4.1 million available to offset the Company’s future taxable income. These NOLs will expire, if not used, during the years 2020 through 2021. These NOLs include deductions of approximately $2.0 million related to certain stock option exercises. The tax benefit from the NOLs related to the exercise of stock options will be recorded as an increase to additional paid in capital as these NOLs are utilized.

In addition, the Company had NOLs of approximately $35.4 million generated by EDiX available to offset the Company’s future taxable income subject to an annual limitation of $780,000. These NOLs will expire, if not used, during the years 2009 through 2018.

At December 31, 2002, the Company had research and experimentation credits of approximately $8.6 million available to offset the Company’s future tax liabilities subject to limitations. These research and experimentation credits will expire, if not used, during the years 2018 through 2022.

During the year ended December 31, 2002, the Company’s valuation allowance increased by $4.9 million. This increase was a result of a tax planning strategy that the Company believes is no longer sufficient to support certain deferred tax assets.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of certain deferred tax assets, principally NOLs and research and experimentation credits, such that a partial valuation allowance has been recorded. The remaining balance is considered recoverable on a more likely than not basis as a result of tax planning strategies related to unrealized gains on the Company’s investment in publicly traded common stock that the Company accounts for using the equity method of accounting. The Company will continue to assess the realization of the deferred tax assets based on available tax planning strategies and actual and forecasted operating results.

12.    NET INCOME (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net income (loss) per share:

	2002	2001	2000
	(in thousands, except per share data)
Numerator:
Net income (loss)	$9,974	$(8,598)	$(35,968)

Numerator for basic and diluted income (loss) per share	$9,974	$(8,598)	$(35,968)

Denominator:
Denominator for basic income (loss) per share Weighted-average shares	28,939	28,566	28,090
Effect of employee stock options	175	—	—

Denominator for diluted income (loss) per share	29,114	28,566	28,090
Basic net income (loss) per share	$0.34	$(0.30)	$(1.28)

Diluted net income (loss) per share	$0.34	$(0.30)	$(1.28)

Options to purchase approximately 3,417,000, 3,902,000, and 1,345,000 shares of common stock were outstanding during the years ended December 31, 2002, 2001, and 2000, respectively, but were not included in the year to date calculation of diluted shares because either the options’ exercise price was greater than the average market price of the common shares during those periods, or the effect of including the options would have been anti-dilutive.

13.    EMPLOYEE BENEFIT PLANS

Stock Purchase Plan

In September 1995, IDX’s Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan, as amended in July 1997 and May 2001, (the ESPP) under which eligible employees may purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee’s compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 2,100,000 shares of common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2002, 2001, and 2000, an aggregate of approximately 315,000, 279,000, and 378,000 shares, respectively, were purchased under the ESPP. No additional shares of common stock were issued under the ESPP subsequent to the end of the year. The Company has approximately 695,000 additional shares of common stock available for issuance pursuant to the ESPP.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

IDX Option Plans

During 1985 and 1994, the Company established incentive stock option plans providing for the grant of options for the issuance of 959,540 and 183,200 shares, respectively, of the Company’s common stock. Options were granted at fair market value at the time of grant and became immediately exercisable at the time of the initial public offering. The options expire on the tenth anniversary of the date of the grant or upon termination of employment. The 1994 Plan was terminated upon the completion of the initial public offering. The 1985 Plan was terminated for purposes of prospective eligibility in March 1995. At December 31, 2002, options to purchase 26,750 and 40,072 shares of common stock were outstanding and exercisable under the 1994 Plan and the 1985 Plan, respectively.

In September 1995, the Company’s stockholders approved the 1995 Stock Option Plan as amended in July 1997 and May 2001, (the 1995 Option Plan). The 1995 Option Plan provides for the grant of stock options to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1995 Option Plan, the Company may grant options that are intended to qualify as incentive stock options under provisions of the Internal Revenue Code or options not intended to qualify as incentive stock options. The option grants, exercise price, vesting and expiration are authorized by a compensation committee comprised of certain of the Company’s directors. A total of 8,500,000 shares of common stock may be issued upon the exercise of options granted under the 1995 Option Plan. At December 31, 2002, options to purchase 4,659,149 shares of common stock were outstanding under the 1995 Option Plan, of which 1,997,505 were exercisable.

In September 1995, IDX’s Board of Directors approved the 1995 Director Stock Option Plan, as amended, in May 1997, July 1997, and May 2001, (the IDX Director Plan), which provides that each non-employee director of the Company be granted an option to acquire 2,000 shares of Common Stock on the date that person becomes a director but, in any event, not earlier than the effective date of the IDX Director Plan. In addition, options are granted periodically to members of the Board of Directors. Options are granted at a price equal to the fair market value on the date of grant. The option becomes exercisable on the first anniversary of the date of grant, and the term of the option is ten years from the date of grant. The Company has reserved 160,000 shares of common stock for issuance under the IDX Director Plan. At December 31, 2002, options to purchase 97,023 shares of Common Stock were outstanding under the IDX Director Plan, of which 64,644 were exercisable.

Phamis Stock Option Plans

Options to purchase shares of PHAMIS common stock under the PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan (the 1983 Option Plan), the PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan (the 1993 Option Plan) and the PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan (the PHAMIS Director Plan) that were outstanding at the effective date of the acquisition of PHAMIS by IDX in 1997, were effectively assumed by IDX based on the exchange ratio of .73 shares of IDX common stock for each share of PHAMIS common stock. Pursuant to the terms of the aforementioned plans, all unvested and unexercisable option grants were fully vested and became exercisable immediately prior to the acquisition. The aforementioned PHAMIS plans were terminated for purposes of prospective eligibility at the effective time of the acquisition. At December 31, 2002, options to purchase 730, 54,999 and 3,650 shares of IDX common stock were outstanding and exercisable under the 1983 Option Plan, the 1993 Option Plan and the PHAMIS Director Plan, respectively.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

2002 Stock Incentive Plan for Non-employee Directors

In March 2002, IDX’s Board of Directors approved the 2002 Stock Incentive Plan for Non-Employee Directors (“2002 Stock Incentive Plan”) which provided for each non-employee director of the Company be compensated for their services on the Company’s Board of Directors by the granting of awards of shares of Common Stock and restricted stock awards. On May 16, 2002, the Company filed a Registration Statement on Form S-8 with SEC to register such securities under the 2002 Stock Incentive Plan. The Company has reserved 25,000 shares of Common Stock for issuance under the 2002 Stock Incentive Plan. At December 31, 2002, 2,482 shares of Common Stock were issued and 22,518 shares were outstanding under the 2002 Stock Incentive Plan.

2001 Restricted Stock Incentive Plan

On June 13, 2001, IDX’s Board of Directors approved the Restricted Stock Awards made to Lawrence A. Krassner (“Restricted Stock Awards”) which provided for awards of restricted stock in connection with an Employment, Noncompetition and Nondisclosure Agreement by and between IDX Systems Corporation and Lawrence A. Krassner dated June 11, 2001. On June 28, 2001, the Company filed a Registration Statement on Form S-8 with the SEC to register such securities for such Restricted Stock Awards. The Company has reserved 115,000 shares of Common Stock for issuance of such Restricted Stock Awards. At December 31, 2002, 75,000 shares of Common Stock were issued and 40,000 shares were outstanding from such Restricted Stock Awards.

Stock-Based Compensation

A summary of the Company’s stock option activity, and related information for the three years ended December 31 follows:

	2002		2001		2000
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	4,044,664	$19.52	3,370,900	$20.60	2,605,886	$22.77
Granted	1,385,419	$15.08	1,042,478	$16.24	1,508,060	$18.45
Exercised	(45,790)	$12.81	(80,590)	$10.67	(206,120)	$15.17
Forfeited	(501,920)	$19.55	(288,124)	$22.71	(536,926)	$25.89

Outstanding at end of year	4,882,373	$18.32	4,044,664	$19.52	3,370,900	$20.60

Exercisable at end of year	2,188,350	$20.63	1,837,299	$22.32	1,346,099	$23.74

Weighted-average fair value of options granted during the year		$3.65		$7.10		$11.29
Available for future grants	3,404,210		4,288,400		965,319

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted—Average Remaining Contractual Life	Weighted—Average Exercise Price	Number Exercisable	Weighted—Average Exercise Price
$4.32—$13.02	591,526	8.16 years	$11.25	128,639	$8.02
$13.17—$15.77	1,358,277	7.79 years	$14.66	658,919	$13.91
$15.82—$17.55	1,502,570	8.33 years	$16.72	437,847	$16.56
$17.57—$31.56	1,227,756	5.73 years	$24.82	800,621	$27.24
$31.63—$51.19	202,244	5.80 years	$36.01	162,324	$36.33

	4,882,373			2,188,350

Profit Sharing Retirement Plan

The Company maintains a profit sharing retirement plan for all IDX employees meeting age and service requirements. Contributions to the plan are discretionary, as determined by the Board of Directors. The Company expects to continue the plan indefinitely; however, IDX has reserved the right to modify, amend or terminate the plan. For the years ended December 31, 2002, 2001 and 2000, the Company has expensed $373,000, $161,000 and $3,572,000, respectively.

401(K) Retirement Savings Plan

Under the plan, employees are eligible to participate in the plan on the first day of the month following the date of employment. The Company matches participant contributions up to 3%. Matching contributions to the plan were $3.9 million, $3.1 million and $3.3 million for the year ended December 31, 2002, 2001 and 2000, respectively.

14.    COMMITMENTS AND LEGAL MATTERS

On January 18, 2001, the Company commenced a lawsuit against Epic Systems Corporation (“Epic”), a competitor of the Company, the University of Wisconsin Medical Foundation (the “Foundation”), and two individuals, claiming, among other things, that trade secrets of the Company involving its IDXtend medical group practice system were wrongfully disclosed to, and misappropriated by, Epic in a series of meetings that took place in 1998 and 1999. The defendants denied the Company’s claims. The Company’s lawsuit sought damages and injunctive relief and was brought in the United States District Court for the Western District of Wisconsin and was entitled IDX Systems Corporation v. Epic Systems Corporation, et al. The Foundation brought a counterclaim against the Company claiming that its lawsuit interfered with a contract between the Foundation and Epic, and that the confidentiality provisions in IDX’s contracts with the Foundation were invalid. The counterclaim sought damages and declaratory judgment. The Company denied the counterclaim.

Subsequently, Epic filed an Answer denying the essential elements of the Company’s claims, and asserted counterclaims against the Company. Epic alleged that the Company’s claims asserting its trade secret rights were brought in bad faith, with an intent to injure Epic competitively, and thereby violated Sections 1 and 2 of the Sherman Act because the Company allegedly possessed monopoly power in the U.S. market for medical practice information systems. Epic also claimed that this same alleged conduct constituted intentional interference with its contract with the Foundation. The counterclaim sought treble damages. The Company denied the counterclaims. On July 31, 2001, the Company’s lawsuit against Epic, the Foundation and the individuals was dismissed and the counterclaims of Epic and the Foundation were dismissed. The Company appealed the dismissal of its lawsuit to

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

the United States Court of Appeals for the Seventh Circuit, and on April 1, 2002, that appellate court affirmed the District Court’s dismissal of the trade secret claim, but reversed and remanded the other related claims of the Company, including breach of contract and tortuous interference claims against the defendants.

On August 13, 2002, the District Court granted the Company’s motion for summary judgment on the issue of whether the Foundation had violated its obligations to keep confidential the Company’s proprietary information and stated that it would be reasonable to conclude that Epic intended to improperly receive the information. On August 28, 2002, the defendants settled the litigation with the Company.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (“SJHS”), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS’s lawsuit was removed to and consolidated in the federal court. In its answer to the Company’s lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for “cover”. The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages, which the Company believes may exceed approximately $9 million. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information including, as applicable, the Company’s defenses and insurance coverage and as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially impact the Company’s business or financial condition but could have a material impact on the cash flows and results of operations in the quarterly or annual period in which the matter is resolved.

15.    OPERATING LEASES

During 1999 through 2001, the Company leased a substantial portion of its space, including its corporate headquarters and sales and support offices, from real estate partnerships and trusts owned by certain stockholders and key employees of the Company. These real estate partnerships and trusts include 116 Huntington Avenue Limited Partnership (HLP) through July 1999, BDP through April 2001 and one other real estate partnership and trust (REP), which continues to be owned by certain stockholders and key employees of the Company. Real estate owned by HLP and the REP is leased to the Company under operating leases.

At December 31, 2002, minimum lease payments, net of sublease proceeds, for certain facilities and equipment under noncancelable leases are as follows:

Year	Total
(in thousands)
2003	$14,818
2004	14,244
2005	14,642
2006	12,836
2007	11,185
Thereafter	84,047

$151,772

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

Of the $14.8 million due in 2003, $551,000 is due to REP. All other amounts are due to unrelated third parties. Approximately $7.9 million of this obligation has been accrued in 2002 as a lease abandonment charge. See Note 3.

Total rent expense amounted to $9.0 million, $10.1 million and $11.1 million during 2002, 2001 and 2000, respectively. Total rent expense includes $555,000, $557,000 and $619,000 in 2002, 2001 and 2000, respectively, related to the leases with HLP and REP.

16.    GOODWILL

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has performed the required tests of goodwill and, based on the results, has not recorded any charges related to the adoption of and subsequent conformity with SFAS No. 142.

Had SFAS No. 142 been adopted for the three years ending December 31, 2002, the impact on net loss and loss per share would have been as follows:

	2002	2001	2000
	(In thousands)
Net income (loss)	$9,974	($8,598)	($35,968)
Add back goodwill amortization, net of tax	—	317	380

Adjusted net income (loss)	$9,974	($8,281)	($35,588)

	2002	2001	2000
Basic income (loss) per share	$0.34	($0.30)	($1.28)
Add back goodwill amortization, net of tax, per share	—	.01	.01

Adjusted basic income (loss) per share	$0.34	($0.29)	($1.27)

All goodwill relates to the Company’s information systems and services segment. During 2002, the Company capitalized as additional goodwill $900,000 relating to contingent consideration for an acquisition completed in 1999. The Company is not required to make any further earn-out payments.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

17.    QUARTERLY INFORMATION (UNAUDITED)

A summary of operating results for the quarterly periods in the two years ended December 31, 2002 is set forth below:

	Quarter ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Year ended December 31, 2002
Total revenues	$107,871	$112,743	$117,661	$121,793
Net income (loss)	4,127	2,763	4,221	(1,137)
Net income (loss) per share-basic	$0.14	$0.10	$0.15	$(0.04)
Net income (loss) per share-diluted	$0.14	$0.09	$0.14	$(0.04)

Year ended December 31, 2001
Total revenues	$94,580	$104,307	$89,490	$103,042
Net income (loss)	19,760	(2,277)	(12,233)	(13,848)
Net income (loss) per share-basic	$0.69	$(0.08)	$(0.43)	$(0.48)
Net income (loss) per share-diluted	$0.68	$(0.08)	$(0.43)	$(0.48)

The results of operations for the periods presented above include restatement of customer reimbursements received for “out-of-pocket” expenses incurred as revenue in accordance with EITF No. 01-14 and certain significant pre-tax charges and gains in the following periods as described below:

2002

A gain on sale of an investment in ChannelHealth of $4.3 million during the first quarter and a lease abandonment charge of $9.2 million during the fourth quarter.

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors

IDX Systems Corporation

We have audited the accompanying consolidated balance sheets of IDX Systems Corporation, as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDX Systems Corporation, at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

January 31, 2003

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

The response to this item is contained in part under the caption “Executive Officers of the Registrant” in Part I hereof, and the remainder is contained in the Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference. Information relating to delinquent filings of Forms 3, 4 and 5 of the Company is contained in the Proxy Statement under the caption “Section 16 Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM	11. EXECUTIVE COMPENSATION

The response to this item is contained in the Proxy Statement under the captions “Board of Directors Compensation” and “Compensation of Executive Officers” and is incorporated herein by reference.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM	14. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following consolidated financial statements of IDX Systems Corporation are included in Item 8.

(1)	Consolidated Balance Sheets at December 31, 2002 and 2001.

Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2)	The consolidated financial statement Schedule II is as follows: All other schedules are omitted, as the information required is either presented in the consolidated financial statements or is inapplicable.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions- Other ##	Deductions—Bad Debts Written-Off Net of Collections	Balance at End of Period
Year ended December 31, 2002 Allowance for doubtful accounts	$4,156,000	$2,606,000	—	$2,162,000	$4,600,000

Year ended December 31, 2001 Allowance for doubtful accounts	$4,297,000	$2,382,000	$500,000	$2,023,000	$4,156,000

Year ended December 31, 2000 Allowance for doubtful accounts	$3,300,000	$2,918,000	—	$1,921,000	$4,297,000

##	Reduction in the allowance for doubtful accounts related to the sale of ChannelHealth.

3.	The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10K.

(b)	Reports on Form 8-K

On December 12, 2002, IDX filed a Current Report on Form 8-K, reporting a news release dated December 11, 2002, announcing that the Company would take a non-recurring charge in the fourth quarter of 2002 and updating its earnings guidance for the 2003 fiscal year.

On October 9, 2002, IDX filed a Current Report on Form 8-K, reporting a news release dated October 8, 2002, announcing that James H. Crook, Jr. would become Chief Executive Officer, that Chief Executive Officer Richard E. Tarrant would be named Chairman of the Board, and that Chairman Robert H. Hoehl would become Vice-Chairman of the Board, effective as of January 1, 2003.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2003.

IDX SYSTEMS CORPORATION

By:	/s/ JAMES H. CROOK, JR.
James H. Crook, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES H. CROOK, JR. James H. Crook, Jr.	Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ JOHN A. KANE John A. Kane	Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ RICHARD E. TARRANT Richard E. Tarrant	Director	March 31, 2003

/s/ HENRY M. TUFO Henry M. Tufo, M.D.	Director	March 31, 2003

/s/ ROBERT H. HOEHL Robert H. Hoehl	Director	March 31, 2003

/s/ STUART H. ALTMAN Stuart H. Altman, Ph.D.	Director	March 31, 2003

/s/ MARK F. WHEELER Mark F. Wheeler, M.D.	Director	March 31, 2003

/s/ ALLEN MARTIN Allen Martin, Esq.	Director	March 31, 2003

/s/ DAVID P. HUNTER David P. Hunter	Director	March 31, 2003

/s/ WILLIAM L. ASMUNDSON William L. Asmundson	Director	March 31, 2003

/s/ CONNIE R. CURRAN Connie R. Curran	Director	March 31, 2003

CERTIFICATIONS

I, James H. Crook, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of IDX Systems Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and;
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ JAMES H. CROOK, JR. James H. Crook, Jr. Chief Executive Officer

CERTIFICATIONS

I, John A. Kane, certify that:

1.	I have reviewed this annual report on Form 10-K of IDX Systems Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	/s/ JOHN A. KANE John A. Kane Sr. Vice President, Finance and Administration, Chief Financial Officer and Treasurer

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation. (b)
3.2	Second Amended and Restated Bylaws. (b)
4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of the Registrant. (b)
10.1	1985 Incentive Stock Option Plan. (a)(b)
10.2	1994 Incentive Stock Option Plan. (a)(b)
10.6	Description of Registrant’s Executive Bonus Plan. (a)(b)
10.10	Employment, Noncompetition and Nondisclosure Agreement between the Registrant and Richard E. Tarrant. (a)(b)
10.13	Employment, Noncompetition and Nondisclosure Agreement between the Registrant and James H. Crook, Jr. dated September 19, 1995. (a)(b)
10.14	Agreement between the Registrant and Robert F. Galin dated April 5, 1982. (a)(b)
10.15	Employment Agreement between the Registrant and John A. Kane dated October 15, 1984. (a)(b)
10.16	Redemption Agreement between the Registrant, Richard E. Tarrant and Robert H. Hoehl dated as of April 1, 1993. (b)
10.17	First Amendment to Redemption Agreement between the Registrant, Richard E. Tarrant and Robert H. Hoehl dated September 19, 1995. (b)
10.20	Indenture of Lease between the Registrant and IDS Realty Trust dated as of December 1, 1981, as amended on June 29, 1995. (b)
10.28	Tax Indemnification Agreement between the Registrant and the stockholders listed on Schedule A thereto.(b)
10.36	Agreement and Plan of Merger dated as of March 25, 1997 by and among the Registrant, Penguin Acquisition Corporation and PHAMIS, Inc. (c)
10.37	PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan. (a)(d)
10.38	PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan as amended through May 14, 1996. (a) (d)
10.39	PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan as amended through January 1, 1996. (a) (d)
10.40	PHAMIS, Inc. Salary Savings and Deferral Plan and Trust as amended through February 22, 1996. (a) (d)
10.44	Specimens of Stock Option Agreements under the 1995 Stock Option Plan. (f)
10.51	Lease Extension between IDS Realty Trust and IDX Systems Corporation dated as of June 15, 1998 and executed April 12, 1999. (h)
10.52	Sample Indemnification Agreement signed by all Directors and Officers as of September 13, 1999. (i)
10.53	Series A Convertible Preferred Stock Purchase Agreement by and between Channelhealth Incorporated, IDX Systems Corporation and Purchasers named on Schedule I dated as of January 10, 2000. (j)
10.54	Stock Restriction and Voting Agreement by and among Richard E. Tarrant and Amy E. Tarrant effective April 29, 1999 and executed June 8, 2000. (j)
10.55	Stock Rights and Restriction Agreement between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001. (l)
10.56	Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001. (l)
10.57	Stock Option Agreement by and between IDX Systems Corporation and James H. Crook, Jr. dated as of October 16, 2000. (a) (l)

10.58		Employment, Noncompetition and Nondisclosure Agreement by and between the Company and Lawrence A. Krassner dated as of June 11, 2001. (a) (m)
10.59		1995 Stock Option Plan as amended through May 21, 2001. (a) (m)
10.60		1995 Employee Stock Purchase Plan as amended through May 21, 2001. (a) (m)
10.61		1995 Director Stock Option Plan as amended through May 21, 2001. (a) (m)
10.62		Second Amendment to Redemption Agreement by and among the Company, Richard E. Tarrant and Robert H. Hoehl and other shareholders dated as of September 13, 2001. (n)
10.63		Joinder, dated September 30, 2001, by and among Allscripts Healthcare Solutions, Inc., IDX Systems Corporation and IDX Investment Corporation. (o)
10.64	*	Employment, Noncompetition and Nondisclosure Agreement by and between IDX Systems Corporation and Thomas Butts, dated January 17, 2002. (a) (p)
10.65		2002 Stock Incentive Plan for Non-Employee Directors. (a) (p)
10.66

Loan and Security Agreement by and among IDX Systems Corporation, IDX Information Systems Corporation, IDX Investment Corporation, EDiX Corporation and Heller Healthcare Finance, Inc., dated June 27, 2002. (q)

10.67

Revolving Credit Note by and among IDX Systems Corporation, IDX Information Systems Corporation, IDX Investment Corporation, EDiX Corporation and Heller Healthcare Finance, Inc., dated June 27, 2002. (q)

10.68		Office Building Lease by and between IDX Information Systems Corporation and 4901 LBJ Limited Partnership, effective as of July 1, 2002. (r)
10.69		Office Building Lease by and between National Office Partners Limited Partnership and IDX Systems dated March 23, 2000.
10.70		First Amendment to Lease by and between National Office Partners Limited Partnership and IDX Systems Corporation dated February 15, 2002.
10.71	*	Distribution and Development Agreement by and between Stentor, Inc. and IDX Systems Corporation dated November 15, 2000.
21.1		Subsidiaries
23.1		Consent of Ernst & Young LLP
23.2		Consent of KPMG LLP regarding Allscripts Healthcare Solutions, Inc.
99.1

Consolidated Financial Statements for Allscripts Healthcare Solutions, Inc (incorporated by reference to Allscripts Healthcare Solutions Inc. financial statements included in this report on form 10-K, filed on or before March 31, 2003.

99.2		Certification pursuant to 18 U.S.C. §1350.

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the commission.
(a)	Management contract or compensatory plan or arrangement filed as an exhibit to or incorporated by reference into this Form pursuant to Items 15(a) and 15(c) of Form 10-K.
(b)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1, as amended (File No. 33-97104).
(c)	Incorporated herein by reference from the Company’s Registration Statement on Form S-4, as amended (File No. 333-28391).
(d)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8, as amended (File No. 333-31045).
(f)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(h)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(i)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999.
(j)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
(k)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.
(l)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(m)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.
(n)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.
(o)	Incorporated herein by reference from the Company’s Report on Amendment No. 1 to Schedule 13D for the event of January 10, 2002.
(p)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
(q)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.
(r)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.