Form 10-Q
period 2003-03-31
IDX SYSTEMS CORP
filed 2003-05-15
CIK 1001185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 0-26816

IDX SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Vermont	03-0222230
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 IDX Drive

South Burlington, VT 05403

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (802-862-1022)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

Yes ☒             No ☐

The number of shares outstanding of the registrant’s common stock as of May 5, 2003 was 29,235,177.

IDX SYSTEMS CORPORATION

FORM 10-Q

For the Period Ended March 31, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Interim Financial Statements

IDX Systems Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash	$47,021	$40,135
Marketable securities	9,108	14,300
Accounts receivable, net	105,731	109,806
Refundable income taxes	6,133	7,590
Prepaid and other current assets	10,025	8,716
Deferred tax asset	3,603	3,603

Total current assets	181,621	184,150

Property and equipment, net	92,524	88,759
Capitalized software costs, net	2,211	2,676
Goodwill, net	2,508	2,411
Other assets	14,357	13,849

Total assets	$293,221	$291,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$53,835	$62,476
Deferred revenue	19,404	18,429
Notes payable to bank	23,727	18,727

Total current liabilities	96,966	99,632

Stockholders’ equity	196,255	192,213

Total liabilities and stockholders’ equity	$293,221	$291,845

See Notes to Condensed Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Interim Financial Statements

IDX Systems Corporation

Condensed Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues
Systems sales	$32,541	$27,216
Maintenance and service fees	88,535	80,655

Total revenues	121,076	107,871

Operating expenses
Cost of systems sales	11,792	9,224
Cost of maintenance and services	65,094	62,912
Selling, general and administrative	24,604	21,990
Software development costs	14,240	12,134

Total operating expense	115,730	106,260

Operating income	5,346	1,611

Other income
Other income	127	276
Gain on sale of investment in subsidiary	—	4,273

Total other income	127	4,549

Income before income taxes	5,473	6,160
Income tax provision	(1,642)	(2,033)

Net income	$3,831	$4,127

Basic earnings per share	$0.13	$0.14

Basic weighted average shares outstanding	$29,172	$28,841

Diluted earnings per share	$0.13	$0.14

Diluted weighted average shares outstanding	$29,415	$29,015

See Notes to Condensed Consolidated Financial Statements.

PART I.    FINANCIAL INFORMATION

Item 1.    Interim Financial Statements

IDX Systems Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Operating Activities:
Net income	$3,831	$4,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,666	3,826
Amortization	655	432
Increase in allowance for doubtful accounts	644	444
Gain on sale of investment in subsidiary	—	(4,273)
Changes in operating assets and liabilities:
Accounts receivable	3,431	(8,544)
Prepaid expenses and other assets	(1,933)	(2,576)
Accounts payable and accrued expenses	(6,426)	(2,598)
Federal and state income taxes	1,457	2,957
Deferred revenue	975	(244)

Net cash provided by (used in) operating activities	7,300	(6,449)

Investing Activities:
Purchase of property and equipment, net	(9,746)	(4,994)
Purchase of marketable securities	(24,320)	(6,051)
Proceeds from sale of marketable securities	29,512	15,006
Other assets	(997)	—

Net cash (used in) provided by investing activities	(5,551)	3,961

Financing Activities:
Proceeds from sale of common stock	137	171
Proceeds from debt issuance Repayment of debt issuance	23,727 (18,727)	18,727 (15,000)

Net cash provided by financing activities	5,137	3,898

Increase in cash and cash equivalents	6,886	1,410

Cash and cash equivalents at beginning of period	40,135	38,083

Cash and cash equivalents at end of period	47,021	39,493
Marketable securities	9,108	9,348

Total cash and marketable securities	$56,129	$48,841

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1 – Nature of Business and Basis of Presentation

IDX Systems Corporation (“IDX” or the “Company”) provides healthcare information systems and services to large integrated healthcare delivery enterprises principally located in the United States and Canada. Revenues are derived from the licensing of software, hardware sales, provision of maintenance and services related to systems sales and provision of medical transcription services.

On April 10, 2003, IDX and Total eMed, Inc. (“Total eMed”), a medical transcription company based in Franklin, Tennessee, entered into a definitive agreement whereby Total eMed will acquire EDiX Corporation (“EDiX”), a wholly owned subsidiary of IDX. In exchange for all the outstanding shares of capital stock of EDiX, IDX will receive approximately $64.0 million in cash. The purchase price will be adjusted on a dollar for dollar basis to reflect the difference, if any, between $18.1 million and the working capital of EDiX as of the transaction closing date. EDiX will be accounted for as a discontinued operation beginning with the reporting of the Company’s second quarter 2003 results. EDiX did not qualify for treatment as a discontinued operation as of March 31, 2003. The sale transaction is scheduled to close subject to customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Act, on May 31, 2003.

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments) have been made to provide a fair presentation. The operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2002, with the Securities and Exchange Commission on March 31, 2003.

Note 2 – Accounting for Stock Based Compensation.

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, establishes the fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of March 31, 2003 and 2002, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used for the periods ended March 31, 2003 and 2002 are as follows:

	March 31,
	2003	2002
Risk-free interest rates	2.78%	4.74%
Expected lives	4 years	4 years
Expected volatility	39.9%	48.4%
Dividend yield	0%	0%
Weighted average fair value of grants	$5.37	$6.36

The effect of applying SFAS No. 123 would be as follows:

	March 31,
	2003	2002
Net income as reported	$3,831	$4,127
Deduct:
Total stock-based employee compensation under fair value based methods, net of tax	(1,189)	(1,210)

Pro forma net income – SFAS 123	$2,642	$2,917

Basic and diluted net income per share:
As reported	$0.13	$0.13
Pro forma – SFAS 123	$0.09	$0.10

Note 3 – New Accounting Standards

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s fiscal year-end. The adoption of FIN 45 has not had a material impact on the Company’s consolidated results of operations or financial position.

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

In June 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Costs Associated with Exit or Disposal Activities.” SFAS 146 supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of its operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition Disclosure, An Amendment of FASB Statement No. 123”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply Accounting Principles Board (“APB”) No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS No. 148.

Note 4 – Business Combinations and Divestitures

In April 2002, the Company acquired a minority interest in Stentor, Inc. (“Stentor”), one of the Company’s strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor. The Company paid approximately $7.5 million to purchase the preferred shares. Stentor is a California based medical informatics company with products for medical image and information management. The warrant was issued to the Company in November 2000 in connection with an alliance agreement that was entered into by the parties to jointly develop a medical image and information management system (“MIMS”) combining the Company’s Imaging Suite™ product with the image distribution technology from Stentor. This investment will be carried at cost. There is currently no public market for the preferred shares of Stentor.

On January 8, 2001, the Company sold certain operations of its majority owned subsidiary, ChannelHealth Incorporated (“ChannelHealth”) to Allscripts Healthcare Solutions, Inc. (“Allscripts”), a leading provider of point-of-care e-prescribing and productivity solutions for physicians. In addition to the sale, the Company entered into a ten-year strategic alliance whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

In exchange for its 87% ownership of ChannelHealth, IDX received approximately 7.5 million shares (subject to certain resale restrictions as discussed below) of Allscripts common stock, which represented approximately a 20% ownership interest in Allscripts. IDX recorded these shares of Allscripts common stock at an estimated fair value of $29.5 million, which included a discount from market value due to restrictions on transfer. At the time of the transaction, ChannelHealth’s liabilities exceeded its assets by $10.5 million, resulting in a gain of approximately $40 million. Pursuant to the Alliance Agreement, IDX guaranteed that Allscript’s gross revenues resulting from the alliance (less any commissions paid to IDX) would amount to at least $4.5 million for fiscal year 2001. Due to this contingency, IDX deferred $4.5 million of the gain as of the date of the transaction and recognized a gain of $35.5 million in 2001. An additional gain of $4.3 million was recognized in the first quarter of 2002 when the contingency was resolved.

IDX accounts for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, IDX recognized its pro-rata share of Allscripts 2001 losses resulting in the elimination of the carrying value of this investment during the third quarter of 2001. IDX has not recorded its share of Allscripts losses since then. As of March 31,2003, the Company’s share of Allscripts losses amounts to $68.1 million. At March 31, 2003, the estimated market value of the Company’s investment in Allscripts is approximately $20.6 million based on the closing price per share of Allscripts common stock on the NASDAQ National Market. The fair market value would be discounted to reflect the Company’s restricted ability to sell only 25% of its initial shares of Allscripts common stock in any one year.

Through March 31, 2003, the Company has sold approximately 14,000 shares of Allscripts common stock, which has not materially changed its ownership interest in Allscripts.

Summary audited financial information for Allscripts for 2002 is as follows (in thousands):

Twelve Months Ended
December 31, 2002
Revenue	$78,802
Gross profit	19,871
Net loss	(15,233)
Current assets	63,095
Non-current assets	41,258
Current liabilities	18,369
Non-current liabilities	163

Summary unaudited financial information for Allscripts for the first quarter of 2003 and 2002 is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenue	$20,030	$18,773
Gross profit	6,188	3,822
Net loss	(2,106)	(6,024)

Note 5 – Lease Abandonment Charge

In 1999, the Company entered into a lease for new office space in Seattle. Although the Company continued to utilize the existing space, an active search for a sublessor was initiated and has been ongoing. In 2002, the Company determined it would consolidate its Seattle operations into the new office space and abandoned the space subject to the former lease. Due to the depressed Seattle real estate market and the inability to obtain a sublessor, the Company recorded a lease abandonment charge of $9.2 million in its core information systems and services business segment in the fourth quarter of 2002. The lease abandonment charge is related to lease payments of approximately $7.9 million through the end of the lease term in 2005 and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. As of December 31, 2002, the Company had an accrual balance of $9.2 million. During the first quarter of 2003, leasehold improvements of $1.3 million were written off and lease payments of approximately $800,000 were made. Of the $7.1 million accrual remaining at March 31, 2003, approximately $2.2 million will be paid during the remainder of 2003 and approximately $4.9 million thereafter. In the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the financial statements in the period in which the sub-lease agreement is signed.

Note 6 – Restructuring Charges

On September 28, 2001, the Company announced its plan to restructure and realign its large physician group practice business. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company’s employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, comprised of costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million and equipment and leasehold improvement write-offs related to the leased facilities and workforce reduction of $8.8 million. Substantially all workforce reduction related actions were completed during the fourth quarter of 2001. As of December 31, 2002, the Company had an accrual balance of $2.9 million, primarily related to leased facilities, of which approximately $600,000 was paid during the first quarter of 2003. Of the $2.3 million accrual balance at March 31, 2003, approximately $1.2 million will be paid during the remainder of 2003 and approximately $1.1 million thereafter.

Note 7 – Segment Information

The Company views its operations and manages its business as principally two segments; information systems and services that include software, hardware and related services, and medical transcription services. The Company’s business units have separate management teams and infrastructures that offer different products and services. Accordingly, these business units have been classified as reportable segments.

Information Systems and Services: This reportable segment consists of IDX’s healthcare information solutions that include software, hardware and related services. IDX solutions enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality. The principal markets for this segment include physician groups, management service organizations, hospitals and integrated delivery networks primarily located in the United States and Canada.

Medical Transcription Services: This reportable segment consists of EDiX, a provider of medical transcription outsourcing services. The principal markets for this segment include hospitals and large physician group practices primarily located in the United States. Upon successful completion of the sale of EDiX to Total eMed, Inc. (see Note 11), the Company’s operations will be represented by one operating segment.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to the Consolidated Financial Statements included in Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The Company evaluates the performance of its operating segments based on revenue and operating income. Intersegment revenues are immaterial. No one customer accounts for greater than 10% of revenue for either reportable segment.

Summarized financial information concerning the Company’s reportable segments is shown (in thousands) in the following table:

	Information Systems and Services	Medical Transcription Services	Total
For the three months ended March 31, 2003
Net operating revenues	$92,441	$28,635	$121,076
Operating income (loss)	5,548	(202)	5,346
Pretax income (loss)	5,672	(199)	5,473
Identifiable operating assets	249,243	43,978	293,221

For the three months ended March 31, 2002
Net operating revenues	$80,923	$26,948	$107,871
Operating income	777	834	1,611
Pretax income (loss)	6,196	(36)	6,160
Identifiable operating assets	226,995	39,245	266,240

Corporate headquarters assets and related operating costs are included in the Information Systems and Services segment information. Substantially all of the Company’s operations are in the United States.

Note 8 – Accrued Expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2003	December 31, 2002
Accounts Payable	$12,594	$15,733
Employee compensation and benefits	15,614	19,241
Restructuring charges	2,307	2,869
Accrued expenses	8,078	7,391
Reserve for lease abandonment charges	7,135	9,183
Other	8,107	8,059

	$53,835	$62,476

Note 9 – Income Taxes

The Company’s 2003 and 2002 effective tax rate is lower than the statutory rate, primarily due to research credits. The net deferred tax assets as of March 31, 2003 of approximately $3.6 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

Note 10 – Comprehensive Income

Total comprehensive income for the quarter ended March 31, 2003 amounted to $3.8 million compared to $4.1 million for the same period in 2002. Comprehensive income (loss) includes unrealized gains or (losses) on the Company’s marketable securities that are included as a component of stockholders’ equity.

Note 11 – Earnings Per Share Information

The following sets forth the computation of basic and diluted earnings per share:

(in thousands, except for per share data)

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income	$3,831	$4,127

Numerator for basic and diluted income per share	$3,831	$4,127

Denominator:
Basic weighted-average shares outstanding	29,172	28,841
Effect of employee stock options	243	174

Denominator for diluted income per share	29,415	29,015

Basic income per share	$0.13	$0.14

Diluted income per share	$0.13	$0.14

Options to acquire 2,832,783 and 3,170,782 shares of the Company’s common stock for the three months ended March 31, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive.

Note 12 – Financing Arrangements

The Company has a revolving line of credit agreement (the “Line”) allowing the Company to borrow up to $40.0 million subject to certain restrictions. The New Line is secured by deposit accounts, accounts receivable and other assets and bears interest at the bank’s base rate plus .25%. The Line will expire on June 27, 2005. At March 31, 2003, the Company had $23.7 million outstanding under this arrangement. As of the quarter ended March 30, 2003, the Company was in violation of minimum cash flow requirements giving the creditor the right to require us to repay the entire value of the Line at any time. Amounts due under the Line were paid in full on April 1, 2003. The Company has received a waiver from the creditor for the quarter ended March 30, 2003.

The Company has a $2.8 million stand-by letter of credit arrangement with a bank in compliance with a provision of an office space lease related to tenant improvements. The Company has no plans to default on the underlying payment obligation, and therefore has determined that the fair value of this contingent liability is zero. This stand-by letter of credit expires in June 2003.

Note 13 – Subsequent Event

On April 10, 2003, IDX and Total eMed, Inc. Total eMed, a medical transcription company based in Franklin, Tennessee, entered into a definitive agreement whereby Total eMed will acquire EDiX Corporation, a wholly owned subsidiary of IDX. In exchange for all the outstanding shares of capital stock of EDiX, IDX will receive approximately $64.0 million in cash. The purchase price will be adjusted on a dollar for dollar basis to reflect the difference, if any, between $18.1 million and the working capital of EDiX as of the transaction closing date. EDiX will be accounted for as a discontinued operation beginning with the reporting of the Company’s second quarter 2003 results. EDiX did not qualify for treatment as a discontinued operation as of March 31, 2003. The sale transaction is scheduled to close subject to customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Act, on May 31, 2003.

Presented below (in thousands) are the carrying amounts of the major assets and liabilities of EDiX as of March 31, 2003 and December 31, 2002.

	March 31, 2003	December 31, 2002
ASSETS
Cash and marketable securities	$3,985	$2,951
Accounts receivable, net	20,077	23,210
Refundable income taxes	31	0
Prepaid and other current assets	674	547
Deferred tax asset	843	0

Total current assets	25,610	26,708

Property and equipment, net	17,531	17,721
Capitalized software costs, net	550	550
Other assets	287	71

TOTAL ASSETS	$43,978	$45,050

LIABILITIES
Accounts payable, accrued expenses and other liabilities	$7,582	$5,829
Deferred revenue	446	460

Total current liabilities	8,028	6,289
Deferred tax liability	1,570	0

TOTAL LIABILITIES	9,598	6,289

NET ASSETS	$34,380	$38,761

Note 14 – Legal Proceedings

In late 2001, IDX finalized a “Cooperative Agreement” with a non-regulatory federal agency within the U.S. Commerce Department's Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST. The project entails research and development to be conducted by IDX and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST. The Company informed NIST of the employee’s allegations. The Company has conducted an investigation, and based on this investigation, the Company believes the employee’s allegations are without merit.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to the alleged improper claims, sometimes referred to as a “Qui Tam” complaint. The Company has no information regarding the specific allegations in the Qui Tam complaint. Further, the Company has no information concerning the amount of money at issue in the Qui Tam complaint or in any action the employee may bring claiming damages for alleged retaliatory actions by the Company. The Company has not been informed if the U.S. Attorney’s office will pursue the claims. The Company has not yet been served with legal process detailing the allegations and no discovery has taken place. The Company believes that any allegations in the Qui Tam complaint are without merit, and the Company intends to vigorously defend against them.

In April 2003, the Company filed a complaint against the employee with the United States District Court for the Western District of Washington. The Company’s lawsuit asks the Court to grant a declaratory judgment stating that, should the Company terminate the employee’s employment, such action would not constitute retaliation for alleged whistle-blowing activities in violation of the Federal False Claims Act or the Sarbanes-Oxley Act and would not constitute a violation of the employee’s rights under other laws. The Company believes its lawsuit is meritorious and intends to vigorously pursue relief through prosecution of the lawsuit.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee’s complaint asserts that, notwithstanding the employee’s allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act’s whistleblower provisions. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Company believes that all claims by the employee are without merit and will vigorously defend against them.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS’s lawsuit was removed to and consolidated in the federal court. In its answer to the Company’s lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77.0 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for “cover.” On September 30, 2002, the United States District Court for the Eastern District of Michigan dismissed all of SJHS claims of fraud, tort and breach of contract, and alleged lost savings and consequential damages, leaving only its claim for anticipatory repudiation. On October 15, 2002, SJHS requested reconsideration of these rulings. On March 28, 2003, the Court denied SJHS’s request for reconsideration of its September ruling and also barred SJHS from introducing any evidence concerning, or making any arguments concerning, its claims for “cover” damages. The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

From time to time, the Company is a party to or may be threatened with litigation in the ordinary course of its business. The Company regularly analyzes current information including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Forward-Looking Information and Factors Affecting Future Performance”, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise specified or the context requires otherwise, the terms “we”, “us”, “our” and the “Company” refer to IDX Systems Corporation and its subsidiaries.

GENERAL

Founded in 1969, IDX Systems Corporation provides information technology (software and service) solutions to maximize value in the delivery of healthcare by improving the quality of patient service, enhancing medical outcomes and reducing the costs of care. Healthcare providers purchase IDX systems, which are designed to be complementary and functionally rich; to improve their patients’ experience through simpler access, safer care delivery and more streamlined accounting.

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

Revenues increased to $121.1 million for the first quarter of 2003 from $107.8 million for the same period in 2002. Systems sales, which include software and hardware sales, increased 19.6% in the first quarter of 2003, while maintenance and service fees grew 9.8% as compared to the same period in the prior year. The increase in 2003 revenues reflect increased demand for software, hardware and services.

We reported operating income of $5.3 million for the first quarter of 2003 as compared to operating income of $1.6 million for the same period in 2002, an increase of $3.7 million. In the first quarter of 2003, we reported net income of $3.8 million, or $0.13 per share, as compared to net income of $4.1 million, or $0.14 per share, for the same period in 2002, a decrease of approximately $300,000. First quarter 2002 net income includes a pre-tax one-time gain of $4.3 million associated with the sale of ChannelHealth, a subsidiary. Excluding the $4.3 million gain and the related tax expense of approximately $1.4 million, 2002 first quarter net income was $1.3 million or $0.04 per fully diluted share.

We consider operating results excluding special items to be the most relevant benchmark of our core operating performance. Our management believes this pro forma measure helps indicate underlying trends in our business performance and uses this measure to manage the business and evaluate our performance. A reconciliation of pro forma to GAAP is included below:

	Three Months Ended March 31,
	2003	2002
Net income including one-time charges (GAAP)	$3,831	$4,127
Gain on sale of investment in subsidiary	—	(4,273)
Tax effect of included special items	—	1,410

Net income excluding one-time charges (Pro Forma)	$3,831	$1,264

On April 10, 2003, we entered into a definitive Stock Purchase and Sale Agreement with Total eMed, Inc., a medical transcription company based in Franklin, Tennessee, whereby Total eMed will acquire our wholly owned subsidiary, EDiX Corporation. In exchange for all the outstanding shares of capital stock of EDiX, IDX will receive approximately $64.0 million in cash. The purchase price will be adjusted on a dollar for dollar basis to reflect the difference, if any, between $18.1 million and the working capital of EDiX as of the transaction closing date. EDiX will be accounted for as a discontinued operation beginning with the reporting of the Company’s second quarter 2003 results. EDiX did not qualify for treatment as a discontinued operation as of March 31, 2003. The sale transaction is scheduled to close subject to customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Act, on May 31, 2003.

Effective with the close of the sale of EDiX, we will no longer provide medical transcription outsourcing services. The principal markets for this reportable segment include hospitals and large physician group practices located throughout the United States and Canada. IDX will continue to focus on its flagship offerings, Flowcast, Groupcast, Carecast and Imagecast, which management believes present significant potential for both revenue and earnings growth.

We expect the sale of EDiX to result in a gain that will be recorded in the second quarter of 2003. Any severance, asset impairment or occupancy costs related to this transaction will be accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”. The sale is expected to have a positive effect on our liquidity due to the sales proceeds, net of any income taxes, and any future investments of such cash proceeds.

In our earnings announcement, dated April 30, 2003, we indicated that we remained comfortable with our 2003 revenue guidance of $400.0-$406.0 million from continuing operations and earnings guidance of $0.73 per share from continuing operations. This guidance assumes a 30% tax rate and no special items in 2003.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Those estimates are based on our experience; terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

This listing is not a comprehensive list of all of IDX’s’ accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Our arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation. The product is deemed accepted unless the customer notifies us otherwise. Generally, we determine that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5.

At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. Our typical payment terms include a deposit and subsequent payments based on specific milestone events and dates. Our payment terms are less than 90 days and typically amounts are due within 30 days of invoice date. If we consider the payment terms for the arrangement to be extended or if the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under SOP 97-2 and classify this revenue as deferred revenue, including deferred product revenue. We recognize deferred revenue, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

Additionally, we periodically enter into certain long-term contracts where we generally recognize revenue on a percentage of completion basis using labor-input measures. We recognize losses, if any, on fixed price contracts when the loss is determined. We record revenue in excess of billings on long-term service contracts as unbilled receivables and include in trade accounts receivable. We record billings in excess of revenue recognized on service contracts as deferred revenue until revenue recognition criteria are met.

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

Income Taxes – Our valuation allowance relating to the net deferred tax assets is based on our assessment of historical pre-tax income as well as tax planning strategies designed to generate future taxable income. These strategies include estimates and involve judgment relating to certain unrealized gains in our investment in common stock of an equity investee. To the extent that facts and circumstances change, these tax-planning strategies may no longer be sufficient to support the deferred tax assets and we may be required to increase the valuation allowance. To the extent that we generate future taxable income against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

Restructuring and Lease Abandonment Charges – We have recorded restructuring and lease abandonment charges associated with restructuring plans approved by management over the last three years. These reserves include estimates pertaining to employee separation costs and real estate lease obligations. The reserve associated with lease obligations could be materially affected by factors such as the ability to obtain subleases, the creditworthiness of sub-lessees, market value of properties, and the ability to negotiate early termination agreements with lessors. While we believe that our current estimates regarding lease obligations are adequate, future events could necessitate significant adjustments to these estimates.

Accounting for Litigation, Commitments and Contingencies – We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with our assessment of these legal proceedings, we must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. We have developed these determinations and related estimates in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and defense strategies. See Item 1 “Legal Proceedings” and Note 11 to our unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002 which contain accounting policies and other disclosures required by generally accepted accounting principles.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS

ENDED MARCH 31, 2002

Revenues

The Company’s total revenues increased to $121.1 million during the three months ended March 31, 2003 from $107.9 million for the same period in 2002, an increase of $13.2 million or 12.2%. Revenues from systems sales increased to $32.5 million during the three months ended March 31, 2003 (26.9% of total revenues) from $27.2 million for the same period in 2002 (25.2% of total revenues), an increase of $5.3 million or 19.6%. Software license revenue increased $2.5 million and hardware and third party software revenue increased $2.8 million as compared to the prior year.

Revenues from maintenance and service fees increased to $88.5 million during the three months ended March 31, 2003 (73.1% of total revenues) from $80.7 million for the same period in 2002 (74.8% of total revenues), an increase of $7.9 million or 9.8%. The increase was due to a $2.7 million increase in IDX’s core business maintenance revenue primarily resulting from annual maintenance price increases combined with an increase in installed base, a $3.5 million increase in installation, consulting and other services provided by IDX’s core business and a $1.7 million increase in EDiX’s medical transcription service fee revenue.

Cost of Sales

The cost of system sales increased to $11.8 million during the three months ended March 31, 2003 from $9.2 million for the same period in 2002, an increase of $2.6 million or 27.8%. The increase in cost of system sales is primarily a result of an increase in hardware included as a component of sales of the Company’s systems sales. The gross margin on systems sales decreased to 63.8% during the three months ended March 31, 2003 from 66.1% for the same period in 2002. Fluctuations in the gross profit margin as a percentage of system sales typically result from the revenue mix of software license revenue, which has a higher gross profit margin, and hardware and third party software sales, which have a lower gross profit margin. The decrease in the gross profit margin as a percentage of sales was primarily due to the increase in lower margin hardware and third party software sales as a component of system sales in first quarter 2003 as compared to first quarter 2002.

The cost of maintenance and services increased to $65.1 million during the three months ended March 31, 2003 from $62.9 million for the same period in 2002, an increase of $2.2 million or 3.5%. The increase in cost of maintenance and services resulted primarily from an increase in personnel costs related to medical transcription staff and an increase in depreciation and computer equipment maintenance fees. The gross profit margin on maintenance and service fees increased to 26.5% during the three months ended March 31, 2003 from 22.0% for the same period in 2002. The increase in margin was primarily due to increased maintenance revenue in IDX’s core business which was only partially offset by growth in service and maintenance expenses, offset by a decrease in EDiX’s gross profit margin due to higher labor and related costs as a percentage of total revenue.

The gross profit margin of maintenance and services of IDX’s core business, information systems and services, increased to 30.4% during the three months ended March 31, 2003 from 23.5% for the same period in 2002 primarily due to increased maintenance revenue which was only partially offset by growth in service and maintenance expenses. The gross profit margin for the Company’s medical dictation and transcription business segment (EDiX) decreased as a percentage of sales to 18.2% during the three months ended March 31, 2003 from 19.1% for the same period in 2002 due to higher labor and related costs as a percentage of total revenue.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased to $24.6 million during the three months ended March 31, 2003 from $22.0 million for the same period in 2002, an increase of $2.6 million or 11.9%. As a percentage of total revenues, total selling, general and administrative expenses remained fairly flat at 20.3% for the three months ended March 31, 2003 as compared to 20.4% for the same period in 2002. Selling, general and administrative expenses for IDX’s core business increased to $20.1 million during the three months ended March 31, 2003 from $18.1 million for the same period in 2002, an increase of approximately $2.0 million or 10.7%. This increase is primarily due to personnel and increased rent expense. EDiX’s selling, general and administrative expenses increased to $4.5 million during the three months ended March 31, 2003 from $3.8 million for the same period in 2002, an increase of approximately $700,000 or 17.5%. This increase is due to a $260,000 increase in bad debt expense, additional insurance and professional expenses of $225,000 and increased personnel expenses of $225,000 in order to support increased revenue.

Software Development Costs

Total software development costs increased to $14.2 million during the three months ended March 31, 2003 from $12.1 million for the same period in 2002, an increase of $2.1 million or 17.4%. As a percentage of total revenues, total software development costs increased to 11.8% during the three months ended March 31, 2003 from 11.2% for the same period in 2002. As a percentage of total system sales, total software development costs decreased to 43.8% during the three months ended March 31, 2003 from 44.6% for the same period in 2002. The $2.1 million increase in total software development costs is primarily due to increased personnel costs of $1.2 million combined with a net increase in capitalized software development cost amortization, net of amounts capitalized, of approximately $900,000. Software development costs related to IDX’s core information systems and services business segment increased as compared to the prior year primarily due to increased salary costs of $1.0 million combined with a net increase in capitalized software development cost amortization, net of amounts capitalized of $900,000. Software development costs in the medical dictation and transcription business segment (EDiX) increased to $890,000 during the three months ended March 31, 2003 from $471,000 for the same period in 2002, an increase of $419,000. This increase is primarily due to increased personnel costs of approximately $250,000 and increased consulting costs of approximately $170,000.

As described in Note 1 of our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10K for the year ended December 31, 2002 which contain accounting policies and other disclosures required by generally accepted accounting principles, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Historically, costs incurred during beta site testing have not been material, however as the Company develops products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become more significant in future reporting periods. Approximately $114,000 and $870,000 of total software development costs were capitalized during the three months ended March 31, 2003 and 2002, respectively. Amortization of software development costs was approximately $580,000 and $432,000 during the three months ended March 31, 2003 and 2002, respectively.

Lease Abandonment Charge

In the three months ended December 31, 2002, the Company recorded a lease abandonment charge of $9.2 million in its core information systems and services business segment. The lease abandonment charge is related to asset impairment and rent obligations through 2005 under the lease agreement associated with the Company’s former Seattle office. In 2002, the Company determined it would consolidate its Seattle operations into the new office space and abandon the space subject to the former lease. The Company has been unable to secure a sub-tenant to assume its prior lease. The lease abandonment charge consisted of costs related to the net present value of future lease payments of approximately $7.9 million and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. As of March 31, 2003, the Company had an accrual balance of $7.1 million primarily related to leased facilities, of which approximately $2.2 million will be paid during the remainder of 2003, and approximately $4.9 million thereafter. In the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the financial statements in the period in which the sub-lease agreement is signed.

Interest Income (Expense)

Total interest income decreased to approximately $248,000 during the three months ended March 31, 2003 as compared to $329,000 for the same period in 2002. This decrease is primarily due to lower interest rates in the three months ended March 31, 2003 as compared to rates in the same period in 2002. Total interest expense increased to approximately $121,000 during the three months ended March 31, 2003 from $53,000 during the same period in 2002, primarily due to increased interest expense related to higher balances on short-term borrowings.

Gain on Sale of Investment in Subsidiary

On January 8, 2001, the Company sold certain of the net assets and operations of its majority owned subsidiary, ChannelHealth to Allscripts, a public company providing point-of-care electronic prescribing and productivity solutions for physicians. In addition to the sale, the Company entered into a ten-year strategic alliance agreement with Allscripts (the “Alliance Agreement”), whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by the Company to physician practices.

Pursuant to the Alliance Agreement, the Company guaranteed that Allscripts gross revenues resulting from the alliance (less any commissions paid to the Company) would amount to at least $4.5 million for fiscal year 2001. Due to this contingency, IDX deferred $4.5 million of the gain as of the date of the transaction and recognized a gain of $35.5 million in 2001. An additional gain of $4.3 million was recognized in the first quarter of 2002 when the contingency was resolved. See Note 4 of the Notes to Condensed Consolidated Financial Statements.

Income Taxes

The Company recorded total income tax expense of approximately $1.6 million during the three months ended March 31, 2003, resulting in an effective tax rate of 30.0%. This is lower than the Company’s historical tax rate of 40.0% primarily due to the utilization of previously reserved net operating losses and research and experimentation credits to offset income taxes. The Company recorded income tax expense of approximately

$2.0 million during the three months ended March 31, 2002, an effective tax rate of 33.0%. This favorable rate is also primarily the result of research and experimentation credits. The Company anticipates a consolidated effective tax rate of approximately 30.0% for the year ending December 31, 2003. The net deferred tax assets as of March 31, 2003 of approximately $3.6 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

The Company principally has funded its operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured bank lines of credit.

Net cash provided by or used in operations is principally comprised of net income or loss and is primarily affected by the net effect of the change in accounts receivable, accounts payable, accrued expenses and non-cash items relating to depreciation and amortization, deferred taxes, the sale of ChannelHealth, and certain components of lease abandonment and restructuring charges. Accounts receivable, deferred revenue and accounts payable fluctuate considerably due to the nature of the Company’s business, including, among other things, the length of installation efforts, which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers’ management and general economic conditions. During the three months ended March 31, 2003, accounts receivable from customers have been collected on average within 79 days, which represents a decrease of 8 days as compared to the year ended December 31, 2002 and a decrease of 7 days as compared to the three months ended March 31, 2002.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. The Company invested approximately $6.5 million on the acquisition and implementation of an enterprise resource planning system during 2002 and plans to invest an additional amount of approximately $11.8 million during 2003 related to this system implementation.

In addition, investing activities may also include purchases of, interests in, loans to and acquisitions of businesses for access to complementary products and technologies. The Company expects to continue in these activities during 2003. In April 2002, the Company acquired a minority interest in Stentor, Inc., one of the Company’s strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor, Inc. for $7.5 million. Each preferred share is convertible, at any time at the option of the holder, into one share of common stock of Stentor, Inc., subject to certain adjustments. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount paid by the Company to purchase such shares.

Cash flows from financing activities historically relate to the issuance of shares of the Company’s common stock through the exercise of employee stock options and in connection with the Company’s employee stock purchase plan and proceeds from the lines of credit.

Cash, cash equivalents and marketable securities at March 31, 2003 were $56.1 million, a decrease of $1.7 million from December 31, 2002. The Company entered into a new revolving line of credit agreement during the second quarter of 2002 allowing the Company to borrow up to $40.0 million, subject to certain restrictions. This line of credit is secured by deposit accounts, accounts receivable and other assets of the Company and certain of its subsidiaries and bears interest at the bank’s base rate plus .25%, which was approximately 5.0% as of March 31, 2003. This line of credit is subject to certain terms and conditions and will expire on June 27, 2005. At March 31, 2003, the Company had $23.7 million outstanding under this arrangement. As of March 31, 2003 the Company is in violation of a covenant pursuant to this line of credit related to cash flow. The Company has received a waiver from the lender. As of May 2, 2003, there was no outstanding balance on the revolving line of credit. At March 31, 2002, the Company had $18.7 million outstanding under a separate revolving demand line of credit with another bank allowing the Company to borrow up to approximately $19.0 million bearing interest at the bank’s base rate, approximately 4.0% in 2002. This line of credit was subject to certain terms and conditions including the requirement that the Company must maintain deposits with the bank that are in excess of the amounts borrowed.

In addition to existing financing arrangements, the Company owns, through a wholly owned subsidiary, approximately 7.5 million shares of common stock of Allscripts, a public company listed on the NASDAQ National Market under the symbol “MDRX”. This investment is accounted for under the equity method. The Company recorded an equity loss during 2001 of $17.6 million on a pre-tax basis that reduced the balance of the Company’s investment carrying balance in Allscripts to zero. The estimated market value of this investment is approximately $20.6 million as of March 31, 2003 based on the closing price per share of Allscripts common stock on March 31, 2003 on the NASDAQ National Market, and is subject to certain sale restrictions that may significantly impact the market value.

The cash sale of EDiX, as discussed in Note 13, is expected to have a positive effect on the liquidity of the Company. Sales proceeds, net of any income taxes or transaction expenses, will increase the cash and investment balances of IDX. The sale transaction is scheduled to close subject to customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Act, on May 31, 2003.

In 2002, the Company entered into a $2.8 million stand-by letter of credit arrangement with a bank in compliance with a provision of an office space lease related to tenant improvements. The Company has no plans to default on the underlying payment obligation, and, therefore, has determined that the fair value of this contingent liability is zero. This stand-by letter of credit expires in June 2003.

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

As of March 31, 2003, the Company has not entered into other material lease or purchase commitments not disclosed above or in the table below.

Operating leases

Year	Total
(in thousands)
2003 remaining	$11,558
2004	14,244
2005	14,642
2006	12,836
2007	11,185
Thereafter	84,047

$148,512

Of the $11.6 million due in 2003, $414,000 is due to 4901 LBJ Ltd. Partnership, a Vermont limited partnership (“LBJ”), a related party described below. All other amounts are due to unrelated third parties. Approximately $7.1 million of this obligation has been accrued in 2002 as a lease abandonment charge. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

The Company believes that currently available funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company’s revenues or income.

During the three months ended March 31, 2003, the Company did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities.

•	Trading activities in non-exchange traded contracts: or

•	Transactions with persons or entities that benefit from their non-independent relationship with the Company, other than as described below.

Richard E. Tarrant, Chairman of the Company’s Board of Director’s, is the President and a director of LBJ Real Estate Inc., a Vermont corporation (“LBJ Real Estate”). Certain executive officers of LBJ Real Estate are also directors or executive officers of the Company, including Robert H. Hoehl, a director of the Company, and John A. Kane, the Company’s Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl and an independent individual. LBJ Real Estate holds a 1% general partnership interest in LBJ, and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, the Company’s Senior Vice President of Sales, and two other employees of the Company hold 72.95% limited partnership interest.

The Company leases an office building from LBJ. Lease agreements are based on fair market value rents and are reviewed and approved by the Committee on Interested Director Transactions of the Board of Directors, which is comprised of independent directors. Total rent paid to LBJ was approximately $137,835 and $139,599 during the three months ended March 31, 2003 and 2002, respectively, related to this issue.

At the time of this filing, the stockholders of LBJ are considering the potential sale of this real estate to an unrelated third party. The potential sale of this real estate would have no impact on the Company’s financial condition or operations as the existing operating lease would transfer to the new owners. If a sale is not completed, the guidance in FIN 46 “Consolidations of Variable Interest Entities” may require consolidation effective in the third quarter of 2003. The impact of this consolidation on the Company’s results of operations and financial condition is not expected to be material.

NEW ACCOUNTING STANDARDS

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s fiscal year-end.

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

In June 2002, the FASB issued SFAS No. 146, “Costs Associated with Exit or Disposal Activities.” SFAS 146 supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of its operations.

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

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

This Quarterly Report on Form 10-Q contains “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, statements regarding the health care industry, statements regarding our products, product development and information technology, statements regarding future revenue or other financial trends, statements regarding future acquisitions, strategic alliances, or other agreements, and statements regarding our intellectual property. If any risk or uncertainty identified in the following factors actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of IDX’s common stock could decline.

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

The following important factors affect the Company’s business and operations:

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

IDX’S PROPOSED SALE OF EDIX CORPORATION MAY BE DELAYED OR MAY NOT HAPPEN. IDX has agreed to sell its subsidiary, EDiX Corporation, to Total eMed, Inc., a medical transcription company based in Franklin, Tennessee. The closing of this transaction is subject to customary conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Act. There can be no assurance that all of the conditions to closing will be satisfied and that the proposed transaction with Total eMed, Inc. will occur. If the transaction is not completed or is substantially delayed, IDX could be subject to a number of risks that may have a material and adverse effect on its business and stock price, including:

•	Potential loss of market share in EDiX’s business and disruption to EDiX’s employees and customer relationships resulting from the uncertainties attendant to the proposed transaction;

•	decline in the market price of shares of IDX’s common stock to the extent that the current market price of those shares reflects a market assumption that the transaction will be completed; and

•	payment of the costs and expenses related to the merger, such as legal and accounting fees and a portion of the investment banking fees.

FINANCIAL TRENDS. Although the Company’s results from operations have been fairly stable during 2002 and the first quarter of 2003, since 1999 the Company’s revenue and results from operations have been volatile. During 2000 and continuing 2001, certain of the Company’s customers delayed making purchasing decisions with respect to certain of the Company’s software systems resulting in longer sales cycles for such systems. Management believes such delays are due to a number of factors, including customer organization changes, government approvals, pressures to reduce expenses, product complexity, competition, and the September 11 national tragedy. While the Company believes these factors were temporary, they may continue to cause reductions or delays in spending for new systems and services in the future. If these delays reoccur, they may cause unanticipated revenue volatility, decreased revenue visibility and affect the future financial performance of the Company.

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

These fluctuations may affect operating results as follows:

•	our ability to transact stock acquisitions; and

•	our ability to retain and incent key employees.

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

CHANGES AND CONSOLIDATION IN THE HEALTHCARE INDUSTRY. IDX currently derives substantially all of its revenues from sales of financial, administrative and clinical healthcare information systems, medical transcription services and other related services within the healthcare industry. As a result, the success of IDX is dependent in part on political and economic conditions as they relate to the healthcare industry.

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

Some of IDX’s competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that we do not offer. The Company’s principal existing competitors include Eclipsys Corporation, McKesson Corporation, Medquist, Inc., Siemans AG, Epic Systems Corporation, GE Medical and Cerner Corporation. Each of these competitors offer a suite of products that compete with many of IDX’s products. There are other competitors that offer a more limited number of competing products. Many of IDX’s competitors have also announced or introduced Internet strategies that will compete with IDX’s Internet applications and services. IDX may be unable to compete successfully against these organizations. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services. In October 2001, Pfizer, IBM and Microsoft announced the creation of a joint venture known as Amicore to develop applications to automate the administrative, clinical and financial functions of a medical practice and connect the practice to groups, laboratories, pharmacies and other providers for physicians and physician groups.

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

KEY PERSONNEL. The success of IDX is dependent to a significant degree on its key management, sales, marketing, and technical personnel. To be successful IDX must attract, motivate, and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including programmers, consultants and systems architects skilled in the technical environments in which IDX’s products operate. Competition for such personnel in the software and information services industries is intense. IDX does not maintain “key man” life insurance policies on any of its executives with the exception of Richard E. Tarrant. Not all of IDX personnel have executed noncompetition agreements. Such agreements, even if executed, are difficult and expensive to enforce, and enforcement efforts could result in substantial costs and diversion of management and technical resources.

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

SYSTEM ERRORS AND WARRANTIES. IDX’s healthcare information systems are very complex. As with all complex information systems, IDX’s healthcare information systems may contain errors, especially when first introduced. IDX’s healthcare information systems are intended to provide information to healthcare providers for use in the diagnosis and treatment of patients. Therefore, users of IDX’s products may have a greater sensitivity to system errors than the market for software products generally. Failure of an IDX customer’s system to perform in accordance with its documentation could constitute a breach of warranty and require IDX to incur additional expenses in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract and subject IDX to liability.

POTENTIAL INFRINGEMENT OF PROPRIETARY RIGHTS OF OTHERS. If any of IDX’s products violate third party proprietary rights, IDX may be required to reengineer its products or seek to obtain licenses from third parties to continue offering its products without substantial reengineering. Any efforts to reengineer IDX’s products or obtain licenses from third parties may not be successful, in which case IDX may be forced to stop selling the infringing product or remove the infringing functionality or feature. IDX may also become subject to damage awards as a result of infringing the proprietary rights of others, which could cause IDX to incur additional losses and have an adverse impact on its financial position. IDX does not conduct comprehensive patent searches to determine whether the technologies used in its products infringe patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending; many of which are confidential when filed, with regard to similar technologies.

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

RISKS ASSOCIATED WITH ACQUISITION STRATEGY. IDX may grow in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. IDX may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into its current business and operations. Factors which may affect IDX’s ability to expand successfully include:

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

DISRUPTION IN THE ECONOMY. The terrorist events of September 11, 2001, as well as new terrorists threats, the war in Iraq and the possibility of war in other areas of the Middle East, have sensitized the Company and many other businesses to the potential disruption that such activities can have on the economy, the business cycle and, ultimately on the financial performance of these organizations. It is impossible to know whether such terrorist or military activities will continue, and whether, and to what extent, they may cause a disruption which may have a material adverse effect on the business and financial condition of the Company.

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

Internationally, IDX invoices customers in United States currency. The Company is exposed to minimal foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through March 31, 2003, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

Interest rates on short-term borrowings with floating rates carry a degree of interest rate risk. Our future interest expense may increase if interest rates fluctuate. Interest expense was immaterial in the first three months of 2003 and 2002.

Interest income on the Company’s investments is included in “Other Income”. The Company accounts for cash equivalents and securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company’s investments are classified as securities available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity.

Item 4.    Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In late 2001, IDX finalized a “Cooperative Agreement” with a non-regulatory federal agency within the U.S. Commerce Department's Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST. The project entails research and development to be conducted by IDX and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST. The Company informed NIST of the employee’s allegations. The Company has conducted an investigation, and based on this investigation, the Company believes the employee’s allegations are without merit.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to the alleged improper claims, sometimes referred to as a “Qui Tam” complaint. The Company has no information regarding the specific allegations in the Qui Tam complaint. Further, the Company has no information concerning the amount of money at issue in the Qui Tam complaint or in any action the employee may bring claiming damages for alleged retaliatory actions by the Company. The Company has not been informed if the U.S. Attorney’s office will pursue the claims. The Company has not yet been served with legal process detailing the allegations and no discovery has taken place. The Company believes that any allegations in the Qui Tam complaint are without merit, and the Company intends to vigorously defend against them.

In April 2003, the Company filed a complaint against the employee with the United States District Court for the Western District of Washington. The Company’s lawsuit asks the Court to grant a declaratory judgment stating that, should the Company terminate the employee’s employment, such action would not constitute retaliation for alleged whistle-blowing activities in violation of the Federal False Claims Act or the Sarbanes-Oxley Act and would not constitute a violation of the employee’s rights under other laws. The Company believes its lawsuit is meritorious and intends to vigorously pursue relief through prosecution of the lawsuit.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee’s complaint asserts that, notwithstanding the employee’s allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act’s whistleblower provisions. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Company believes that all claims by the employee are without merit and will vigorously defend against them.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System. Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS’s lawsuit was removed to and consolidated in the federal court. In its answer to the Company’s lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77.0 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for “cover.” On September 30, 2002, the United States District Court for the Eastern District of Michigan dismissed all of SJHS claims of fraud, tort and breach of contract, and alleged lost savings and consequential damages, leaving only its claim for anticipatory repudiation. On October 15, 2002, SJHS requested reconsideration of these rulings. On March 28, 2003, the Court denied SJHS’s request for reconsideration of its September ruling and also barred SJHS from introducing any evidence concerning, or making any arguments concerning, its claims for “cover” damages. The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages. The lawsuit is in the trial preparation stage and the parties are awaiting scheduling of the trial by the court.

From time to time, the Company is a party to or may be threatened with litigation in the ordinary course of its business. The Company regularly analyzes current information including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters.

Item 2.    Changes In Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

(a)	The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

(b)	The registrant did not file any Current Reports Form 8-K during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDX SYSTEMS CORPORATION

Date: May 15, 2003	By:	/s/ JOHN A. KANE
John A. Kane, Sr. Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, James H. Crook, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IDX Systems Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ JAMES H. CROOK, JR.
James H. Crook, Jr. Chief Executive Officer

CERTIFICATIONS

I, John A. Kane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IDX Systems Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ JOHN A. KANE
John A. Kane Sr. Vice President, Finance and Administration, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350