Form 10-Q
period 2003-06-30
IDX SYSTEMS CORP
filed 2003-08-01
CIK 1001185

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

               [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

              [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                  Yes  X     No
                                      ----      ----
            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes  X     No
                                      ----      ----

The number of shares outstanding of the registrant's common stock as of July 9, 2003 was 29,379,721.
================================================================================

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                       For the Period Ended June 30, 2003


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

         Item 1.   Interim Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets .............................3

         Condensed Consolidated Statements of Income .......................4

         Condensed Consolidated Statements of Cash Flows ...................5

         Notes to Condensed Consolidated Financial Statements ..............6

         Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................16

         Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk......................................................35

         Item 4.  Controls and Procedures ..................................35

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ........................................36

         Item 2.  Changes In Securities and Use of Proceeds.................38

         Item 3.  Defaults Upon Senior Securities ..........................38

         Item 4.  Submission of Matters to a Vote of Security Holders ......38

         Item 5.  Other Information ........................................38

         Item 6.  Exhibits and Reports on Form 8-K .........................39


SIGNATURES..................................................................40


EXHIBIT INDEX...............................................................41

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              June 30,             December 31,
                                                2003                   2002
                                           -------------          --------------

     ASSETS
     Cash                                  $  15,447              $  40,135
     Marketable securities                    75,235                 14,300
     Account receivable, net                  93,537                 86,596
     Refundable income taxes                   6,847                  7,590
     Prepaid and other current assets          8,873                  8,169
     Deferred tax asset                        2,566                  2,033
     Assets of discontinued operations             -                 42,099
                                           ---------              ---------
     TOTAL CURRENT ASSETS                    202,505                200,922

     Property and equipment, net              80,978                 71,038
     Capitalized software costs, net           1,793                  2,126
     Goodwill, net                             2,508                  2,411
     Other assets                             14,002                 13,778
     Deferred tax asset                        1,570                  1,570
                                           ---------              ---------
     TOTAL ASSETS                          $ 303,356              $ 291,845
                                           =========              =========



     LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable, accrued expenses
       and other liabilities               $  50,926              $  56,647
     Deferred revenue                         21,960                 17,969
     Notes payable to bank                         -                 18,727
     Liabilities of discontinued
       operations                                  -                  6,289
                                           ---------              ---------
     TOTAL CURRENT LIABILITIES                72,886                 99,632

     Commitments and contingencies                 -                      -

     Stockholders' equity                    230,470                192,213
                                           ---------              ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                              $ 303,356              $ 291,845
                                           =========              =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             IDX SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                     ------------------      ----------------
                                     2003       2002         2003      2002
                                     ------------------      ----------------
REVENUES
System sales                         $ 36,786   $ 26,182     $ 69,327  $ 53,398
Maintenance and service fees           61,493     58,879      121,393   112,586
                                     --------   --------     --------  --------
TOTAL REVENUES                         98,279     85,061      190,720   165,984

OPERATING EXPENSES
Cost of system sales                   11,508      8,588       23,300    17,813
Cost of maintenance and services       43,690     41,889       85,351    82,998
Selling, general and administrative    21,058     17,638       41,512    36,219
Software development costs             14,228     12,427       27,578    24,090
                                     --------   --------     --------  --------
TOTAL OPERATING EXPENSES               90,484     80,542      177,741   161,120
                                     --------   --------     --------  --------

OPERATING INCOME                        7,795      4,519       12,979     4,864

OTHER INCOME (EXPENSE)
Other income (expense)                    (38)       232           86       505
Gain on sale of investment in
  subsidiary                                -          -            -     4,273
                                     --------   --------     --------  --------
TOTAL OTHER INCOME (EXPENSE)              (38)       232           86     4,778
                                     --------   --------     --------  --------

Income before income taxes              7,757      4,751       13,065     9,642

Income tax provision                   (2,327)    (1,568)      (3,919)   (3,182)
                                     --------   --------     --------  --------

NET INCOME FROM CONTINUING
  OPERATIONS                            5,430      3,183        9,146     6,460

DISCONTINUED OPERATIONS
Income (loss) from discontinued
  operations, net of income taxes         311       (420)         426       430
Gain on sale of discontinued
   operations, net of income taxes     26,400          -       26,400         -
                                     -------    --------     --------  --------
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS                           26,711       (420)      26,826       430
                                     --------   --------     --------  --------

NET INCOME                           $ 32,141   $  2,763     $ 35,972  $  6,890
                                     ========   ========     ========  ========

BASIC EARNINGS (LOSS) PER SHARE
Income from continuing operations $ 0.19 $ 0.11 $ 0.31 $ 0.22 Income (loss) from discontinued
  operations                         $   0.91   $  (0.01)    $   0.92  $   0.02
                                     --------   --------     --------  --------
BASIC EARNINGS PER SHARE             $   1.10   $   0.10     $   1.23  $   0.24
                                     ========   ========     ========  ========
Basic weighted average shares
  outstanding                          29,195     28,875       29,184    28,858
                                     ========   ========     ========  ========

DILUTED EARNINGS (LOSS) PER SHARE
Income from continuing operations $ 0.18 $ 0.11 $ 0.31 $ 0.22 Income (loss) from discontinued
  operations                         $   0.91   $  (0.01)    $   0.91  $   0.01
                                     --------   --------     --------  --------
DILUTED EARNINGS PER SHARE           $   1.09   $   0.09     $   1.22  $   0.24
                                     ========   ========     ========  ========
Diluted weighted average shares
  outstanding                          29,456     29,162       29,436    29,088
                                     ========   ========     ========  ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                            ------------------------------------
                                                2003                2002
                                            ----------------   -----------------
OPERATING ACTIVITIES:
Net income                                  $   35,972         $    6,890
Less:  Income from discontinued
         operations, net of income taxes           426                430
       Gain on disposal of discontinued
         operations, net of income taxes        26,400                  -
                                            ----------------   -----------------
Net income from continuing operations            9,146              6,460
Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
       Depreciation                              6,093              5,604
       Amortization                              1,226              1,170
       Deferred tax asset                        2,019                  -
       Increase in allowance for doubtful
         accounts                                  588                708
       Gain on sale of investment in
         subsidiary                                  -             (4,273)
       Loss on disposition of asset                  -                 93
       Changes in operating assets and
         liabilities:
          Accounts receivable                   (7,530)            (7,990)
          Prepaid expenses and other assets     (1,642)            (3,460)
          Accounts payable and accrued
            expenses                            (5,844)            (3,236)
          Federal and state income taxes           744              4,355
          Deferred revenue                       3,991                354
                                            ----------------   -----------------
             Net cash provided by (used in)
               operating activities from
               continuing operations             8,791               (215)


INVESTING ACTIVITIES:
Purchase of property and equipment, net        (17,349)            (7,489)
Purchase of marketable securities             (182,374)           (18,744)
Proceeds from sale of marketable securities    121,439             27,293
Proceeds from the sale of EDiX Corporation,
  net of cash transferred and transaction
  costs                                         54,852                  -
Other assets                                      (997)            (7,498)
                                            ----------------   -----------------
             Net cash used in investing
               activities from continuing
               operations                      (24,429)            (6,438)

FINANCING ACTIVITIES:
Proceeds from sale of common stock               1,980              2,204
Proceeds from debt issuance                     23,727             18,727
Repayment of debt issuance                     (42,454)           (15,000)
                                            ----------------   -----------------
             Net cash (used in) provided
               by financing activities
               from continuing operations      (16,747)             5,931
                                            ----------------   -----------------

Net cash used in continuing operations         (32,385)              (722)
Net cash provided by (used in) discontinued
  operations                                     7,697             (4,534)
                                            ----------------   -----------------
Net decrease in cash and cash equivalents      (24,688)            (5,256)

Cash and cash equivalents at beginning of
  period                                        40,135             38,083
                                            ----------------   -----------------
Cash and cash equivalents at end of period      15,447             32,827
Marketable securities                           75,235              9,767
                                            -----------------  -----------------

Total cash and marketable securities        $   90,682         $   42,594
                                            =================  =================

Supplemental Cash Flow Information
Cash paid for interest                      $      176         $       40
Cash paid for income taxes                  $      338         $        -

Non-cash Investing Activity:
Issuance of restricted stock                $      314         $        -

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Basis of Presentation

IDX Systems Corporation ("IDX" or the "Company") provides healthcare information systems and services to large integrated healthcare delivery enterprises principally located in the United States and Canada. Revenues are derived from the licensing of software, hardware sales, and provision of maintenance and services related to systems sales. Through June 18, 2003, the Company also derived revenues from the provision of medical transcription services through its wholly owned subsidiary, EDiX Corporation ("EDiX").

On June 18, 2003, the Company completed the sale of EDiX to Total eMed, Inc. ("TEM"), a medical transcription company based in Franklin, Tennessee. EDiX was accounted for as a discontinued operation and therefore, EDiX's results of operations and cash flows have been removed from the Company's results of continuing operations and cash flows for all periods presented in this Quarterly Report on Form 10-Q. EDiX's assets and liabilities as of December 31, 2002 have been reported in the Condensed Consolidated Balance Sheets as assets and liabilities of discontinued operations. See Note 13 for further information on the sale of EDiX.

Certain reclassifications of prior period data have been made to conform to the current reporting period.

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed, and the accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 2002, with the Securities and Exchange Commission on March 31, 2003. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments) have been made to provide a fair presentation. The operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note 2 - Accounting for Stock Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Statement of Financial Accounting Standard (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, establishes the fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for options granted to employees and directors under SFAS No. 123, which requires disclosure of the pro forma effects on earnings as if SFAS No. 123 had been adopted, as well as certain other information. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of SFAS No. 123.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all stock options granted to employees and directors of the Company as of June 30, 2003 and 2002, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The assumptions used for the three and six month periods ended June 30, 2003 and 2002 are as follows:

                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                    JUNE 30,                    JUNE 30,
                               ------------------           -----------------
                               2003          2002           2003         2002
                               ------------------           -----------------

Risk-free interest rates -
  stock option plan            2.46 %        4.09 %         2.62 %       4.42 %
Risk-free interest rates -
  employee stock purchase
  plan                          .98 %        1.75 %          .98 %       1.75 %
Expected lives - stock
  option plan                 4 years        4 years        4 years     4 years
Expected lives - employee
  stock purchase plan         1/2 year       1/2 year       1/2 year    1/2 year
Expected volatility           50.3 %         51.5 %         45.1 %      50.0 %
Dividend yield                   0 %            0 %            0 %         0 %
Weighted average fair value
  of grants - stock option
  plan                        $ 5.98         $ 7.09         $ 5.68      $ 6.73
Weighted average fair value
  of grants - employee stock
  purchase plan               $ 5.11         $ 3.79         $ 5.11      $ 3.79

The effect of applying SFAS No. 123 would be as follows:


                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                    ------------------      -----------------
(IN THOUSANDS, EXCEPT FOR PER       2003        2002       2003         2002
SHARE DATA)                         ----        ----       ----         ----
---------------------------------
Net income as reported              $32,141    $2,763   $ 35,972     $ 6,890
Deduct:
Total stock-based compensation
  under fair value based methods,
  net of tax                          (2,117)     (1,554)    (3,306)     (2,764)
                                    ---------------------  ---------------------
Pro froma net income - SFAS 123     $ 30,024    $  1,209   $ 32,666     $ 4,126
                                    --------------------------------------------

Basic net income per share:
    As reported                     $   1.10    $   0.10   $   1.23     $  0.24
    Pro forma - SFAS 123            $   1.03    $   0.04   $   1.12     $  0.14

Diluted net income per share:
    As reported                     $   1.09    $   0.09   $   1.22     $  0.24
    Pro forma - SFAS 123            $   1.02    $   0.04   $   1.11     $  0.14



Note 3 - New Accounting Standards

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." FIN 45 clarifies the disclosure requirements made by a guarantor in its interim and annual statements explaining that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation imposed by issuing a guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. The provisions of FIN 45 do not have a material impact on the financial position of IDX.

In January 2003, the FASB issued FIN 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company currently leases an office building from 4901 LBJ Ltd. Partnership, a Vermont limited partnership and an affiliate of the Company ("LBJ"). The Company's lease agreements with LBJ are reviewed and approved by certain independent members of the Board of Directors. On June 30, 2003, LBJ entered into a purchase and sale agreement to sell the real estate currently leased by the Company to an unrelated third party. The Company will continue to lease the real estate from the new owners under a modified lease arrangement, which will require approval by certain independent members of the Board of Directors of the Company who have no financial interest in the transaction. Under FIN 46, the Company may be required to consolidate LBJ effective in the third quarter of 2003 and is currently evaluating the impact such consolidation may have on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS No. 148.

Note 4 - Business Combinations and Divestitures

On June 18, 2003, the Company sold all the capital stock of EDiX to TEM in exchange for $64.0 million in cash. See Note 13 for further information on the sale of EDiX.

In April 2002, the Company acquired a minority interest in Stentor, Inc. ("Stentor"), one of the Company's strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor. The Company paid approximately $7.5 million to purchase the preferred shares. Stentor is a California based medical informatics company with products for medical image and information management. The warrant was issued to the Company in November 2000 in connection with an alliance agreement that was entered into by the parties to jointly develop a medical image and information management system ("MIMS") combining the Company's Imaging Suite(TM) product with the image distribution technology from Stentor. This investment will be carried at cost. There is currently no public market for the preferred shares of Stentor.

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

In exchange for its 87% ownership of ChannelHealth,  IDX received  approximately
7.5 million shares (subject to certain resale restrictions as discussed below) of Allscripts common stock, which represented approximately a 20% ownership interest in Allscripts. IDX recorded these shares of Allscripts common stock at an estimated fair value of $29.5 million, which included a discount from market value due to restrictions on transfer. At the time of the transaction, ChannelHealth's liabilities exceeded its assets, resulting in a gain after transaction costs of approximately $40 million. Pursuant to the Alliance Agreement, IDX guaranteed that Allscript's gross revenues resulting from the alliance (less any commissions paid to IDX) would amount to at least $4.5 million for fiscal year 2001. Due to this contingency, IDX deferred $4.5 million of the gain as of the date of the transaction and recognized a gain of $35.5 million in 2001. An additional gain of $4.3 million was recognized in the first quarter of 2002 when the contingency was resolved.

IDX accounts for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, IDX recognized its pro-rata share of Allscripts 2001 losses resulting in the elimination of the carrying value of this investment during the third quarter of 2001. IDX has not recorded its share of Allscripts losses since then. As of June 30, 2003, the Company's unrecorded share of Allscripts cumulative losses amounts to $68.4 million. At June 30, 2003, the estimated market value of the Company's investment in Allscripts is approximately $27.7 million based on the closing price per share of Allscripts common stock on the NASDAQ National Market. The fair market value would be discounted to reflect the Company's restricted ability to sell only 25% of its initial shares of Allscripts common stock in any one year.

As of June 30, 2003, the Company has sold an aggregate of approximately 14,000 shares of Allscripts common stock, which has not materially changed its ownership interest in Allscripts.

Summary audited financial information for Allscripts for 2002 is as follows (in thousands):

                                  TWELVE MONTHS
                                      ENDED
                                  DECEMBER 31,
                                      2002
                                  -------------

     Revenue                      $   78,802
     Gross profit                     19,871
     Net loss                        (15,233)


                                     AS OF
                                   DECEMBER 31,
                                     2002
                                  -------------

     Current assets               $   63,095
     Non-current assets               41,258
     Current liabilities              18,369
     Non-current liabilities             163

Summary unaudited financial information for Allscripts for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                    JUNE 30,                    JUNE 30,
                               ------------------           ----------------
                               2003        2002             2003       2002
                               ----        ----             ----       ----

     Revenue                  $ 19,670     $ 20,094         $ 39,700   $ 38,867
     Gross profit                6,517        4,970           12,705      8,792
     Net loss                   (2,071)      (3,962)          (4,177)    (9,986)


Note 5 - Lease Abandonment Charge

In 1999, the Company entered into a lease for new office space in Seattle. Although the Company continued to utilize the existing space, an active search for a sublessor was initiated and has been ongoing. In 2002, the Company determined it would consolidate its Seattle operations into the new office space and abandoned the space subject to the former lease. Due to the depressed Seattle real estate market and the inability to obtain a sublessor, the Company recorded a lease abandonment charge of $9.2 million in its core information systems and services business segment in the fourth quarter of 2002. The lease abandonment charge is related to lease payments of approximately $7.9 million through the end of the lease term in 2005 and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. As of December 31, 2002, the Company had an accrual balance of $9.2 million. During the first six months of 2003, leasehold improvements of $1.3 million were written off and lease payments of approximately $1.4 million were made. Of the $6.5 million accrual remaining at June 30, 2003, approximately $1.6 million will be paid during the remainder of 2003 and approximately $4.9 million thereafter. In the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the financial statements in the period in which the sub-lease agreement is signed.

Note 6 - Restructuring Charges

On September 28, 2001, the Company announced its plan to restructure and realign its large physician group practice business. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company's employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, comprised of costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million and equipment and leasehold improvement write-offs related to the leased facilities and workforce reduction of $8.8 million. Substantially all workforce reduction related actions were completed during the fourth quarter of 2001. As of December 31, 2002, the Company had an accrual balance of $2.9 million, primarily related to leased facilities, of which approximately $900,000 million was paid during the first half of 2003. Of the $2.0 million accrual balance at June 30, 2003, approximately $1.0 million will be paid during the remainder of 2003 and approximately $1.0 million thereafter.

Note 7 - Segment Information

On June 18, 2003, the Company completed the sale of EDiX to TEM. Effective with the sale, the Company's continuing operations are classified into one reportable business segment, Information Systems and Services. Information Systems and Services consist of IDX's healthcare information solutions that include software, hardware and related services. IDX solutions enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality. The principal markets for this segment include physician groups, management service organizations, hospitals and integrated delivery networks primarily located in the United States and Canada.
Through the first quarter of 2003, the Company had an additional segment, medical transcription services, which provided medical transcription outsourcing services for hospitals and large physician group practices primarily located in the United States. This segment has been discontinued effective this quarter with the sale of EDiX to TEM and is reflected in discontinued operations (see
Note 13). Accordingly, because the Company currently operates under one business segment, segment information is no longer being disclosed separately. Operating results for the discontinued transcription services segment have been restated to exclude general corporate overhead previously allocated to the segment and interest charged on certain inter-company loans, net of income taxes.

Note 8 - Accrued Expenses

Accrued expenses consist of the following (in thousands):

                                             JUNE 30,            DECEMBER 31,
                                              2003                  2002
                                           -----------           ------------
Accounts Payable                           $   13,347            $   15,189
Employee compensation and benefits             11,440                14,886
Restructuring charges                           1,993                 2,869
Accrued expenses                                6,643                 6,855
Reserve for lease abandonment charges           6,485                 9,183
Other                                          11,018                 7,665
                                           -----------           -----------
                                           $   50,926            $   56,647
                                           -----------           -----------

Note 9 - Income Taxes

The Company's 2003 and 2002 effective tax rate for continuing operations is lower than the statutory rate, primarily due to research credits. The net deferred tax assets as of June 30, 2003 of approximately $4.1 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

Note 10 - Comprehensive Income

Total comprehensive income for the three months ended June 30, 2003 amounted to $32.1 million compared to $2.8 million for the same period in 2002. Total comprehensive income for the six months ended June 30, 2003 amounted to $36.0 million compared to a comprehensive income of $6.9 million for the same period in 2002. Comprehensive income includes unrealized gains or losses on the Company's marketable securities that are included as a component of stockholders' equity.

Note 11 - Earnings Per Share Information

The following sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                   June 30,                   June 30,
                              ------------------          ----------------
                              2003          2002          2003        2002
                              ----          ----          ----        ----

Numerator:
  Net Income                  $ 32,141      $  2,763      $ 35,972    $  6,890
                              ----------------------      --------------------

Denominator:
  Basic weighted average
    shares outstanding          29,195        28,875       29,184       28,858
  Effect of employee stock
    options                        261           287          252          230
                              ----------------------      --------------------
Denominator for diluted
  income per share              29,456        29,162       29,436       29,088
                              ----------------------      --------------------
Basic earnings per share      $   1.10      $   0.10      $  1.23      $  0.24
                              ----------------------      --------------------
Diluted earnings per share    $   1.09      $   0.09      $  1.22      $  0.24
                              ----------------------      --------------------

Options to acquire 3,702,934 and 1,719,018 shares of the Company's common stock for the three months ended June 30, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive. Options for 3,267,859 and 2,444,900 shares for the six month periods ended June 30, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share as the effect would not have been dilutive.

Note 12 - Financing Arrangements

The Company has a revolving line of credit agreement (the "Line") allowing the Company to borrow up to $40.0 million subject to certain restrictions. The Line is secured by deposit accounts, accounts receivable and other assets and bears interest at the bank's base rate plus .25%. At June 30, 2003 the rate on the Line was 4.25% and no amounts were outstanding. The Line will expire on June 27, 2005.

Note 13 - Discontinued Operations

On June 18, 2003, the Company completed the sale of EDiX to TEM. The Company received $64.0 million in cash from TEM in exchange for all the capital stock of EDiX, recognizing a gain of $26.4 million, net of tax. The Company transferred approximately $8.2 million of cash as part of the EDiX business, resulting in a net cash inflow related to the EDiX sale of $54.9 million, net of transaction costs. The Stock Purchase and Sale Agreement, dated April 10, 2003, as amended between the Company and TEM, provides for an adjustment of the purchase price to the extent the amount of working capital (current assets less current liabilities) of EDiX as of June 18, 2003 does not equal $20,796,000. The working capital will be determined based upon a balance sheet prepared as of June 18, 2003, which will be audited by an independent accounting firm and completed on or before October 16, 2003.

EDiX represented the Company's medical transcription services segment (See Note
7).

The following is a summary of operating results for EDiX through the date of closing of the sale date of EDiX (in thousands):



                      APRIL 1, 2003   THREE MONTHS   JANUARY 1,     SIX MONTHS
                      THROUGH         ENDED          2003 THROUGH   ENDED
                      JUNE 18, 2003   JUNE 30, 2002  JUNE 18, 2003  JUNE 30,2003
                      -------------   -------------  -------------  ------------

Revenues              $     26,175    $     27,682   $     54,810   $    54,630
                      -------------   -------------  -------------  ------------

Pre-tax income (loss)
  from discontinued
  operations                   956           (627)          1,121           642
Pre-tax gain on
  disposal of
  discontinued
  operations                23,849              -          23,849             -
(Provision) benefit
  for income taxes
  from income (loss)
  from discontinued
  operations                  (645)           207            (695)         (212)
Benefit for income
  taxes from the gain
  on disposal of
  discontinued
  operations                 2,551              -           2,551             -
                      ------------    -------------  -------------- ------------
Income (loss) from
  discontinued
  operations, net of
  tax                 $     26,711    $      (420)   $     26,826   $       430
                      ------------    -------------  -------------- ------------

The gain on the disposal of EDiX resulted in an income tax benefit of $2.6 million. The Company's tax basis in the stock of EDiX exceeded the net proceeds from the sale, resulting in a capital loss on the sale for tax purposes. A tax benefit arises from this deductible temporary difference, which more likely than not will reverse in the foreseeable future and be realized.


Note 14- Commitments and Contingencies

LEASES:

At June 30, 2003, minimum lease payments, net of sublease proceeds, for certain facilities and equipment under noncancelable leases are as follows (in thousands):

     Year                                                   Total
     ---------------------------------------------------    --------------------

     2003 remaining                                         $     7,364
     2004                                                        13,833
     2005                                                        14,194
     2006                                                        12,543
     2007                                                        11,680
     Thereafter                                                  84,285
                                                            --------------------
                                                            $   143,899
                                                            --------------------

Of the $7.4 million due in 2003, $276,000 is due to LBJ, a related party described below. Of the amounts due for the years 2004 through 2007, an aggregate of $1.9 million is due to LBJ. All other amounts are due to unrelated third parties. Of the $143.9 million in future minimum lease payments, approximately $6.5 million was accrued in 2002 as a lease abandonment charge. See Note 5.

Richard E. Tarrant, Chairman of the Company's Board of Director's, is the President and a director of LBJ Real Estate Inc., a Vermont corporation ("LBJ Real Estate"). Certain executive officers of LBJ Real Estate are also directors or executive officers of the Company, including Robert H. Hoehl, a director of the Company, and John A. Kane, the Company's Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl and an independent individual. LBJ Real Estate holds a 1% general partnership interest in LBJ, and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, the Company's Senior Vice President of Sales, and two other employees of the Company hold 72.95% limited partnership interest. The Company leases an office building from LBJ. On June 30, 2003, LBJ entered into a purchase and sale agreement to sell the real estate currently leased by the Company to an unrelated third party. The Company will continue to lease the real estate from the new owners under a modified lease arrangement, which will require approval by certain independent members of the Board of Directors of the Company who have no financial interest in the transaction.

Total rent expense was approximately $6.0 million and $5.1 million for the six months ended June 30, 2003 and 2002, respectively. Total rent paid to LBJ was approximately $276,000 and $279,000 during the six months ended June 30, 2003 and 2002, respectively.

INDEMNIFICATIONS:

IDX includes indemnification provisions in software license agreements with its customers. These indemnification provisions include provisions indemnifying the customer against losses, expenses, and liabilities from damages that could be awarded against the customer in the event that IDX's software is found to infringe upon a patent or copyright of a third party. The scope of remedies available under these indemnification obligations is limited by the software license agreements. IDX believes that its internal business practices and policies and the ownership of information, works and rights agreements signed by all employees limits IDX's risk in paying out any claims under these indemnification provisions. To date IDX has not been subject to any litigation and has not had to reimburse any customers for any losses associated with these indemnification provisions.

Note 15 - Legal Proceedings

In late 2001, the Company finalized a "Cooperative Agreement" with a non-regulatory federal agency within the U.S. Commerce Department's Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST. The project entails research and development to be conducted by the Company and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST. The Company informed NIST of the employee's allegations. The Company has conducted an investigation, and based on this investigation, the Company believes the employee's allegations are without merit.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to the alleged improper claims, sometimes referred to as a "Qui Tam" complaint. The Company has no information regarding the specific allegations in the Qui Tam complaint. Further, the Company has no information concerning the amount of money at issue in the Qui Tam complaint or in any action the employee may bring claiming damages for alleged retaliatory actions by the Company. The Company has not been informed if the U.S. Attorney's office will pursue the claims. The Company has not yet been served with legal process detailing the allegations and no discovery has taken place. The Company believes that any allegations in the Qui Tam complaint are without merit, and the Company intends to vigorously defend against them.

In April 2003, the Company filed a complaint against the employee with the United States District Court for the Western District of Washington, entitled IDX SYSTEMS CORPORATION V. MAURICIO LEON (case no. C03-972R). The Company's lawsuit asks the Court to grant a declaratory judgment stating that, should the Company terminate the employee's employment, such action would not constitute retaliation for alleged whistle-blowing activities in violation of the Federal False Claims Act or the Sarbanes-Oxley Act and would not constitute a violation of the employee's rights under other laws. The Company believes its lawsuit is meritorious and intends to vigorously pursue relief through prosecution of the lawsuit.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee's complaint asserts that, notwithstanding the employee's allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee's complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act's whistleblower provisions. The employee's complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Company believes that all claims by the employee are without merit and will vigorously defend against them.

In addition, in May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled MAURICIO A. LEON, M.D. V. IDX SYSTEMS CORPORATION (case no CV03 1158P) asserting that the Company had knowledge that the employee engaged in "protected activity" and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee's rights under the federal and state discrimination laws. The employee also asserts other causes of action including wrongful termination in violation of public policy, fraudulent inducement to enter into an employment contract with the Company, and negligent and intentional infliction of emotional distress. The employee requests relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys' fees, interest and costs. The Company believes that all claims in the employee's lawsuit are without merit and will vigorously defend itself against them.

In June 2003, the employee also filed with the Washington District Court a motion for injunctive relief requesting an order reinstating the employee's pay and benefits pending the outcome of the litigation. On June 30, 2003, the Company filed a response in opposition to the employee's motion for injunctive relief. The Company believes that the assertions made in the employee's motion for injunctive relief are without merit and will continue vigorously to contest the motion.

There are additional claims made by the employee against the Company, including a charge with the U.S. Equal Employment Opportunity Commission, claiming that the employee was discriminated against in violation of the Americans with Disabilities Act, the processing of which the EEOC has subsequently terminated through a Notice of Right to Sue. In addition, based on a media report, the employee has also apparently filed a claim with the Office of Civil Rights of Health and Human Services based on an assertion that the Company retaliated against him by allegedly releasing medical information in violation of the requirements of the Health Insurance Portability and Accountability Act or 1996. The Company has not received notice of the charge from the agency, and the agency will not confirm the claim has been filed. The Company intends vigorously to defend against the claims.

All actions are in the preliminary scheduling phase, which has been extended to allow the employee to find new legal counsel following the suspension of his former attorney's license to practice law, and discovery has not commenced.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX SYSTEMS CORPORATION V. ST. JOHN HEALTH SYSTEM (case no 00-71631). Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77.0 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover" (system replacement costs). On September 30, 2002, the United States District Court for the Eastern District of Michigan dismissed all of SJHS's claims of fraud, tort and breach of contract, and SJHS's claims for alleged lost savings and consequential damages, leaving only its claim for anticipatory repudiation. On October 15, 2002, SJHS requested reconsideration of these rulings. On March 28, 2003, the Court denied SJHS's request for reconsideration of its September ruling and also barred SJHS from introducing any evidence concerning, or making any arguments concerning, its claims for "cover" damages. On May 20, 2003, the parties filed a "Proposed Joint Final Pretrial Order" in which SJHS listed alleged damages of approximately $13.8 million, including approximately $5.6 million in alleged "out-of-pocket," "resources," "labor" and other costs and approximately $5.9 million in "replacement" hardware and software. IDX has moved to dismiss all of these damages claims on grounds that they are barred by the Court's prior orders and by the contract's exclusion against consequential or incidental damages. Those motions are pending before the Court. The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages. The lawsuit is in the trial preparation stage, and trial is scheduled to commence on October 2, 2003.

From time to time, the Company is a party to or may be threatened with litigation in the ordinary course of its business. The Company regularly analyzes current information including, as applicable, the Company's defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE", AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. UNLESS OTHERWISE SPECIFIED OR THE CONTEXT REQUIRES OTHERWISE, THE TERMS "WE", "US", "OUR" AND THE "COMPANY" REFER TO IDX SYSTEMS CORPORATION AND ITS SUBSIDIARIES.
GENERAL

Founded in 1969, IDX Systems Corporation provides information technology (software and service) solutions to maximize value in the delivery of healthcare by improving the quality of patient service, enhancing medical outcomes and reducing the costs of care. Healthcare providers purchase IDX systems, which are designed to be complementary and functionally rich; to improve their patients' experience through simpler access, safer care delivery and more streamlined accounting.

Our revenue growth is driven by demand for new healthcare information technology systems and services as well as installation, maintenance and service to our existing customers, which total more than 3,300 installation sites and include more than 138,000 physicians. Earnings growth is driven primarily by software sales, which yield significantly higher gross profit margins than our other revenue components - hardware and services.

We believe our biggest opportunity for both revenue and earnings growth will be driven by the increasing demand for safer care delivery and improved business performance - both of which we believe can be significantly improved through automation.

We measure our financial performance by monitoring revenue and backlog from systems and services, days sales outstanding, recurring revenue, gross profit margin, operating profit margin and bookings.

Our revenues from continuing operations increased to $98.3 million for the second quarter of 2003 from $85.1 million for the same period in 2002. Systems sales, which include software and hardware sales, increased 40.5% in the second quarter of 2003, while maintenance and service fees grew 4.4% as compared to the same period in the prior year.

We reported operating income from continuing operations of $7.8 million for the second quarter of 2003 as compared to operating income from continuing operations of $4.5 million for the same period in 2002, an increase of $3.3 million. In the second quarter of 2003, we reported net income from continuing operations of $5.4 million, or $0.19 basic earnings per share, as compared to net income from continuing operations of $3.2 million, or $0.11 per share, for the same period in 2002, an increase of approximately $2.2 million.

We consider operating results from continuing operations excluding special items to be the most relevant benchmark of our core operating performance. Our management believes this pro forma measure helps indicate underlying trends in our business performance and uses this measure to manage the business and evaluate our performance. A reconciliation of pro forma to GAAP is included below:

                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30,               JUNE 30,
   (IN THOUSANDS)                  2003          2002      2003        2002
                                   ----          ----      ----        ----
------------------------------

   Net income from continuing
     operations                    $ 5,430       $  3,183  $  9,146    $  6,460
      Gain on sale of investment
        in subsidiary                    -              -         -      (4,273)
      Tax effect of included
        special items                    -              -         -       1,410

                                   ---------------------------------------------
   Pro forma net income from
     continuing operations         $ 5,430       $  3,183  $  9,146    $  3,597
                                   ---------------------------------------------


In our earnings announcement, dated July 22, 2003, we indicated that we remained comfortable with our 2003 revenue guidance of $400.0-$406.0 million from continuing operations and earnings guidance of $0.73 per share from continuing operations. This guidance assumes a 30% tax rate and no special items in 2003.

MATTERS AFFECTING ANALYSIS

On June 18, 2003, the Company completed the disposition of its wholly owned subsidiary, EDiX Corporation ("EDiX"), to Total eMed, Inc. ("TEM"), a medical transcription company based in Franklin, Tennessee. With the sale of EDiX, we no longer provide medical transcription outsourcing services, and effective this quarter, the financial statements have been restated to reflect EDiX as a discontinued operation for all periods presented in this report. For purposes of this Quarterly Report on Form 10-Q, the discussion will relate to our Information Systems and Services segment as such segment is currently operated. As a result, EDiX is no longer being discussed as a separate segment. The results of EDiX through June 18, 2003 are discussed in the Results of Operations section below under Discontinued Operations.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our Company:

     o    revenue recognition,
     o    allowance for doubtful accounts,
     o    capitalization of software development costs,
     o    income taxes,
     o    restructuring and lease abandonment charges, and
     o    accounting for litigation, commitments and contingencies.

REVENUE RECOGNITION - We license software and sell hardware and related ancillary products to customers through our direct sales force. We generally recognize revenue from software license, hardware, and related ancillary product revenues using the residual method when:

     o persuasive evidence of an arrangement exists, which is typically when a customer has signed a non-cancelable sales and software license agreement;

     o delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), hardware and related ancillary products;

     o the customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties;

     o    collectibility is probable; and

     o vendor specific objective evidence of fair value exists for all undelivered elements, typically maintenance and professional services.

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

We recognize revenues from maintenance services ratably over the term of the maintenance contract period based on vendor specific objective evidence of fair value. Vendor specific objective evidence of fair value is based upon the amount charged for maintenance when purchased separately, which is typically the contract's renewal rate. Maintenance services are typically stated separately in an arrangement.

We generally recognize revenues from professional services based on vendor specific objective evidence of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer's purchase order has been received; and (2) the professional services have been delivered. Vendor specific objective evidence of fair value is based upon the price charged when professional services are sold separately and is typically based on an hourly rate for professional services.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - IDX maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. We base this allowance on estimates after consideration of factors such as the composition of the accounts receivable aging and bad debt history and our evaluation of the financial condition of the customers. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. We typically do not require collateral. Historically, our estimates have been adequate to cover accounts receivable exposures.

CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS - We expense all costs incurred in the research, design and development of software for sale to others until technological feasibility is established. Technological feasibility is established when planning, designing, coding and testing activities have been completed so that the working model is consistent with the product design as confirmed by testing. Thereafter, we capitalize and amortize software development costs to software development expense on a straight-line basis over the lesser of 18 months or the estimated lives of the respective products, beginning when the products are offered for sale. We expense costs incurred in the development of software for internal use until it becomes probable that these developments will provide additional functionality that will benefit future periods. Thereafter, we capitalize and amortize certain costs to operating expense on a straight-line basis over the lesser of five years or the estimated economic life of the software. While we believe that our current estimates and the underlying assumptions regarding capitalized software development costs are appropriate, future events could necessitate adjustments to these estimates resulting in additional software development expense in the period of adjustment.

INCOME TAXES - Our valuation allowance relating to the net deferred tax assets is based on our assessment of historical pre-tax income as well as tax planning strategies designed to generate future taxable income. These strategies include estimates and involve judgment relating to certain unrealized gains in our investment in common stock of an equity investee. To the extent that facts and circumstances change, these tax-planning strategies may no longer be sufficient to support the deferred tax assets and we may be required to increase the valuation allowance. To the extent that we generate future taxable income against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future years.

RESTRUCTURING AND LEASE ABANDONMENT CHARGES - We have recorded restructuring and lease abandonment charges associated with restructuring plans approved by management over the last three years. These reserves include estimates pertaining to employee separation costs and real estate lease obligations. The reserve associated with lease obligations could be materially affected by factors such as the ability to obtain subleases, the creditworthiness of sub-lessees, market value of properties, and the ability to negotiate early termination agreements with lessors. While we believe that our current estimates regarding lease obligations are adequate, future events could necessitate significant adjustments to these estimates.

ACCOUNTING FOR LITIGATION, COMMITMENTS AND CONTINGENCIES - We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with our assessment of these legal proceedings, we must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. We have developed these determinations and related estimates in consultation with outside counsel handling our defense in these matters and are based upon an analysis of potential results, assuming a combination of litigation and defense strategies. See Part II, Item 1 "Legal Proceedings" and Note 15 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto contained in our Annual

Report on Form 10-K for the year ended December 31, 2002, which contain accounting policies and other disclosures required by generally accepted accounting principles.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS
ENDED JUNE 30, 2002

REVENUES

The Company's total revenues increased to $98.3 million during the three months ended June 30, 2003 from $85.1 million for the same period in 2002, an increase of $13.2 million or 15.5%. Revenues from systems sales increased to $36.8 million during the three months ended June 30, 2003 (37.4% of total revenues) from $26.2 million for the same period in 2002 (30.8% of total revenues), an increase of $10.6 million or 40.5%. Software license revenue increased $8.3 million and hardware and third party software revenue increased $2.3 million as compared to the prior year.

Revenues from maintenance and service fees increased to $61.5 million during the three months ended June 30, 2003 (62.6% of total revenues) from $58.9 million for the same period in 2002 (69.2% of total revenues), an increase of $2.6 million or 4.4%. The increase was primarily due to annual maintenance price increases combined with an increase in installed base and a $1.5 million increase in installation, consulting and other services.

COST OF SALES

The cost of system sales increased to $11.5 million during the three months ended June 30, 2003 from $8.6 million for the same period in 2002, an increase of $2.9 million or 33.7%. The increase in cost of system sales is primarily a result of an increase in hardware included as a component of sales of the Company's system sales. The gross margin on systems sales increased to 68.7% during the three months ended June 30, 2003 from 67.2% for the same period in 2002. Fluctuations in the gross profit margin as a percentage of system sales typically result from the revenue mix of software license revenue, which has a higher gross profit margin, and hardware and third party software sales, which have a lower gross profit margin. The increase in the gross profit margin as a percentage of sales was primarily due to the increase in higher margin software license revenue as a percentage of total system sales in second quarter 2003 as compared to second quarter 2002.

The cost of maintenance and services increased to $43.7 million during the three months ended June 30, 2003 from $41.9 million for the same period in 2002, an increase of $1.8 million or 4.3%. The gross profit margin on maintenance and service fees increased slightly to 29.0% during the three months ended June 30, 2003 as compared to 28.9% for the same period in 2002. The increase in margin was primarily due to increased maintenance revenue, which was only partially offset by growth in service and maintenance expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses increased to $21.1 million during the three months ended June 30, 2003 from $17.6 million for the same period in 2002, an increase of $3.5 million or 19.3%. This increase was primarily due to increases in personnel related expenses of $1.5 million, in occupancy expenses of $1.1 million, in travel related expenses of $700,000 and various other expenses of $200,000. As a percentage of total revenues, total selling, general and administrative expenses was 21.4% for the three months ended June 30, 2003 as compared to 20.7% for the same period in 2002.

SOFTWARE DEVELOPMENT COSTS

Total software development costs increased to $14.2 million during the three months ended June 30, 2003 from $12.4 million for the same period in 2002, an increase of $1.8 million or 14.5%. As a percentage of total revenues, total software development costs decreased slightly to 14.5% during the three months ended June 30, 2003 from 14.6% for the same period in 2002. As a percentage of total system sales, total software development costs decreased to 38.7% during the three months ended June 30, 2003 from 47.5% for the same period in 2002. This decrease as a percentage of total system sales, was primarily due to the higher systems sales amount in the three months ended June 30, 2003. The $1.8 million increase in total software development costs was primarily due to an increase in salary related expenses.

As described in Note 1 of our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10K for the year ended December 31, 2002, which contain accounting policies and other disclosures required by generally accepted accounting principles, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Historically, costs incurred during beta site testing have not been material; however, as the Company develops products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become more significant in future reporting periods. Approximately $602,000 and $833,000 of total software development costs were capitalized during the three months ended June 30, 2003 and 2002, respectively. Amortization of software development costs was approximately $470,000 and $588,000 during the three months ended June 30, 2003 and 2002, respectively.

LEASE ABANDONMENT CHARGE

In the fourth quarter 2002, the Company recorded a lease abandonment charge of $9.2 million in its core information systems and services business segment. The lease abandonment charge is related to asset impairment and rent obligations through 2005 under the lease agreement associated with the Company's former Seattle office. In 2002, the Company determined it would consolidate its Seattle operations into the new office space and abandon the space subject to the former lease. The Company has been unable to secure a sub-tenant to assume its prior lease. The lease abandonment charge consisted of costs related to the net present value of future lease payments of approximately $7.9 million and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. During the three months ended June 30, 2003, lease payments of approximately $650,000 were made. As of June 30, 2003, the Company had an accrual balance of $6.5 million primarily related to leased facilities, of which approximately $1.6 million will be paid during the remainder of 2003, and approximately $4.9 million thereafter. In the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the financial statements in the period in which the sub-lease agreement is signed.

OTHER INCOME (EXPENSE)

Total interest income decreased to approximately $164,000 during the three months ended June 30, 2003 as compared to $279,000 for the same period in 2002. This decrease is primarily due to lower interest rates in the three months ended June 30, 2003 as compared to rates in the same period in 2002. Interest income is expected to increase during the remainder of 2003, due to the receipt of sales proceeds from the EDiX transaction on June 18, 2003. Total interest expense increased to approximately $202,000 during the three months ended June 30, 2003 from $69,000 during the same period in 2002, primarily due to higher balances on short-term borrowings.

INCOME TAXES

The Company recorded total income tax expense of approximately $2.3 million during the three months ended June 30, 2003, resulting in an effective tax rate from continuing operations of 30.0%. This is lower than the Company's historical tax rate of 40.0% primarily due to the utilization of previously reserved net operating losses and research and experimentation credits to offset income taxes. The Company recorded income tax expense of approximately $1.6 million during the three months ended June 30, 2002, an effective tax rate of 33.0%. This favorable rate is also primarily the result of research and experimentation credits. The sale of EDiX is not expected to have an impact on the Company's effective tax rate for 2003. The Company anticipates a consolidated effective tax rate of approximately 30.0% for the year ending December 31, 2003. The net deferred tax assets as of June 30, 2003 of approximately $4.1 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

DISCONTINUED OPERATIONS

For the period April 1, 2003 through June 18, 2003 (date of sale), EDiX generated transcription services revenues of $26.2 million, as compared to $27.7 million for the three months ended June 30, 2002. Pre-tax income was $956,000 for the period April 1, 2003 through June 18, 2003, as compared to a pre-tax loss of $642,000 for the three months ended June 30, 2002. Net income was $311,000 for the period April 1, 2003 through June 18, 2003 as compared to a net loss of $420,000 for the three months ended June 30, 2002. The increase in pre-tax profitability, was primarily due to lower selling, general and administrative expenses, primarily related to travel, advertising, professional fees, and bad debt expense. The tax rate for discontinued operations was 67.5% for the period April 1, 2003 through June 18, 2003 as compared to 33% for the three months ended June 30, 2002 primarily due to certain state tax payments.

GAIN ON SALE OF DISCONTINUED OPERATIONS

On June 18, 2003, the Company completed the sale of EDiX to TEM. Pursuant to a Stock Purchase and Sale Agreement, dated April 10, 2003, as amended, between the Company and TEM ("the EDiX Sale Agreement"), the Company received $64.0 million in cash from TEM in exchange for all the capital stock of EDiX, recognizing a gain of $26.4 million, net of tax. The EDiX Sale Agreement provides for an adjustment of the purchase price to the extent the amount of working capital (current assets less current liabilities) of EDiX as of June 18, 2003 does not equal $20,796,000. The working capital will be determined based upon a balance sheet prepared as of June 18, 2003, which will be audited by an independent accounting firm and completed on or before October 16, 2003. See Note 13 of the Notes to Condensed Consolidated Financial Statements.


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS
ENDED JUNE 30, 2002

REVENUES

The Company's total revenues increased to $190.7 million during the six months ended June 30, 2003 from $166.0 million for the same period in 2002, an increase of $24.7 million or 14.9%. Revenues from systems sales increased to $69.3 million during the six months ended June 30, 2003 (36.3% of total revenues) from $53.4 million for the same period in 2002 (32.2% of total revenues), an increase of $15.9 million or 29.8%. Software license revenue increased $10.7 million and hardware and third party software revenue increased $5.2 million as compared to the prior year.

Revenues from maintenance and service fees increased to $121.4 million during the six months ended June 30, 2003 (63.6% of total revenues) from $112.6 million for the same period in 2002 (67.8% of total revenues), an increase of $8.8 million or 7.8%. The increase was primarily due to annual maintenance price increases combined with an increase in installed base and a $4.1 million increase in installation, consulting and other services.

COST OF SALES

The cost of system sales increased to $23.3 million during the six months ended June 30, 2003 from $17.8 million for the same period in 2002, an increase of $5.5 million or 30.9%. The increase in cost of system sales was primarily a result of an increase in hardware included as a component of sales of the Company's systems sales. The gross margin on systems sales was 66.4% during the six months ended June 30, 2003 as compared to 66.6% for the same period in 2002. Fluctuations in the gross profit margin as a percentage of system sales typically result from the revenue mix of software license revenue, which has a higher gross profit margin, and hardware and third party software sales, which have a lower gross profit margin. The decrease in the gross profit margin as a percentage of sales was primarily due to the increase in lower margin hardware and third party software sales as a component of system sales in the first six months of 2003 as compared to the first six months of 2002.

The cost of maintenance and services increased to $85.4 million during the six months ended June 30, 2003 from $83.0 million for the same period in 2002, an increase of $2.4 million or 2.8%. The gross profit margin on maintenance and service fees increased to 29.7% during the six months ended June 30, 2003 from 26.3% for the same period in 2002. The increase in margin was primarily due to increased maintenance revenue, which was only partially offset by growth in service and maintenance expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses increased to $41.5 million during the six months ended June 30, 2003 from $36.2 million for the same period in 2002, an increase of $5.3 million or 14.6%. This increase was primarily due to increases in personnel related expenses of $2.5 million, occupancy expenses of $1.6 million, travel related expenses of $800,000, insurance expenses of $400,000, and telecommunications expenses of $300,000. Professional fees also declined by $800,000. As a percentage of total revenues, total selling, general and administrative expenses remained flat at 21.8% for the six months ended June 30, 2003 as compared to the same period in 2002.

SOFTWARE DEVELOPMENT COSTS

Total software development costs increased to $27.6 million during the six months ended June 30, 2003 from $24.1 million for the same period in 2002, an increase of $3.5 million or 14.5%. As a percentage of total revenues, total software development costs remained flat at 14.5% during the six months ended June 30, 2003 as compared to the same period in 2002. As a percentage of total system sales, total software development costs decreased to 39.8% during the six months ended June 30, 2003 from 45.1% for the same period in 2002. The $3.5 million increase in total software development costs was primarily due to an increase in salary related expenses.

As described in Note 1 of our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10K for the year ended December 31, 2002, which contain accounting policies and other disclosures required by generally accepted accounting principles, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Historically, costs incurred during beta site testing have not been material, however, as the Company develops products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become more significant in future reporting periods. Approximately $716,000 and $1.7 million of total software development costs were capitalized during the six months ended June 30, 2003 and 2002, respectively. Amortization of software development costs was approximately $1.1 million and $1.0 million during the six months ended June 30, 2003 and 2002, respectively.

LEASE ABANDONMENT CHARGE

In the fourth quarter 2002, the Company recorded a lease abandonment charge of $9.2 million in its core information systems and services business segment. The lease abandonment charge is related to asset impairment and rent obligations through 2005 under the lease agreement associated with the Company's former Seattle office. In 2002, the Company determined it would consolidate its Seattle operations into the new office space and abandon the space subject to the former lease. The Company has been unable to secure a sub-tenant to assume its prior lease. The lease abandonment charge consisted of costs related to the net present value of future lease payments of approximately $7.9 million and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. During the first six months of 2003, leasehold improvements of $1.3 million were written off and lease payments of approximately $1.4 million were made. As of June 30, 2003, the Company had an accrual balance of $6.5 million primarily related to leased facilities, of which approximately $1.6 million will be paid during the remainder of 2003, and approximately $4.9 million thereafter. In the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the financial statements in the period in which the sub-lease agreement is signed.

OTHER INCOME (EXPENSE)

Total interest income decreased to approximately $410,000 during the six months ended June 30, 2003 as compared to $605,000 for the same period in 2002. This decrease was primarily due to lower interest rates in the six months ended June 30, 2003 as compared to rates in the same period in 2002. Total interest expense increased to approximately $324,000 during the six months ended June 30, 2003 from $122,000 during the same period in 2002, primarily due to higher balances on short-term borrowings.

GAIN ON SALE OF INVESTMENT IN SUBSIDIARY

On January 8, 2001, the Company sold certain of the net assets and operations of its majority owned subsidiary, ChannelHealth to Allscripts, a public company providing point-of-care electronic prescribing and productivity solutions for physicians. In addition to the sale, the Company entered into a ten-year strategic alliance agreement with Allscripts (the "Alliance Agreement"), whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by the Company to physician practices.

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

INCOME TAXES

The Company recorded total income tax expense of approximately $3.9 million during the six months ended June 30, 2003, resulting in an effective tax rate from continuing operations of 30%. This is lower than the Company's historical tax rate of 40.0% primarily due to the utilization of previously reserved net operating losses and research and experimentation credits to offset income taxes. The Company recorded income tax expense of approximately $3.2 million during the six months ended June 30, 2002, an effective tax rate of 33.0%. This favorable rate was also primarily the result of research and experimentation credits. The sale of EDiX is not expected to have an impact on the Company's effective tax rate for 2003. The Company anticipates a consolidated effective tax rate of approximately 30.0% for the year ending December 31, 2003. The net deferred tax assets as of June 30, 2003 of approximately $4.1 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

DISCONTINUED OPERATIONS

For the period January 1, 2003 through June 18, 2003 (date of sale), EDiX generated transcription services revenues of $54.8 million, as compared to $54.6 million for the six months ended June 30, 2002. Pre-tax income was $1.1 million for the period January 1, 2003 through June 18, 2003 as compared to $642,000 for the six months ended June 30, 2002. Net income was $426,000 for the period January 1, 2003 through June 18, 2003 as compared to $430,000 for the six months ended June 30, 2002. The increase in pre-tax income was primarily due to lower selling, general and administrative expenses, namely related to travel, advertising, professional fees, and bad debt expense. The tax rate for discontinued operations was 62% for the six months ended June 30, 2003 as compared to 33% for the six months ended June 30, 2002 primarily due to certain state tax payments.

GAIN ON SALE OF DISCONTINUED OPERATIONS

On June 18, 2003, the Company completed the sale of EDiX to TEM. Pursuant to the EDiX Sale Agreement, the Company received $64.0 million in cash from TEM in exchange for all the capital stock of EDiX, recognizing a gain of $26.4 million, net of tax. The EDiX Sale Agreement provides for an adjustment of the purchase price to the extent the amount of working capital (current assets less current liabilities) of EDiX as of June 18, 2003 does not equal $20,796,000. The working capital will be determined based upon a balance sheet prepared as of June 18, 2003, which will be audited by an independent accounting firm and completed on or before October 16, 2003. See Note 13 of the Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company principally has funded its operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured bank lines of credit.

Net cash provided by or used in continuing operations is principally comprised of net income or loss and is primarily affected by the net effect of the change in accounts receivable, accounts payable, accrued expenses and non-cash items relating to depreciation and amortization, deferred taxes, the sale of ChannelHealth, and certain components of lease abandonment and restructuring charges. Accounts receivable, deferred revenue and accounts payable fluctuate considerably due to the nature of the Company's business, including, among other things, the length of installation efforts, which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. During the six months ended June 30, 2003, accounts receivable from customers have been collected on average within 87 days, which represents a decrease of 4 days as compared to the year ended December 31, 2002 and a decrease of 3 days as compared to the six months ended June 30, 2002.

The sale of EDiX is not expected to have an adverse impact on the future liquidity of IDX. Since the acquisition of EDiX in 1999 until the disposition in June 2003, IDX had contributed cash to support the on-going operations of EDiX.

Cash flows related to investing activities from continuing operations have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. The Company invested approximately $6.5 million on the acquisition and implementation of an enterprise resource planning system during 2002 and plans to invest an additional amount of approximately $11.5 million during 2003 related to this system implementation. This quarter, the cash flows provided by investing activities also included the receipt of $54.9 million from the sale of EDiX, net of transaction costs and net of $8.2 of cash transferred as part of the EDiX business. See Note 13 of the Notes to Condensed Consolidated Financial Statements.

In addition, investing activities from continuing operations may also include purchases of, interests in, loans to and acquisitions of businesses for access to complementary products and technologies. The Company expects to continue in these activities during 2003. In April 2002, the Company acquired a minority interest in Stentor, Inc., one of the Company's strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor, Inc. for $7.5 million. Each preferred share is convertible, at any time at the option of the holder, into one share of common stock of Stentor, Inc., subject to certain adjustments. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount paid by the Company to purchase such shares.

Cash flows from financing activities from continuing operations historically relate to the issuance of shares of the Company's common stock through the exercise of employee stock options and in connection with the Company's employee stock purchase plan and proceeds from the lines of credit.

Cash, cash equivalents and marketable securities at June 30, 2003 were $90.7 million, an increase of $36.2 million from December 31, 2002 due primarily as a result of the sale of EDiX. The Company entered into a new revolving line of credit agreement during the second quarter of 2002 allowing the Company to borrow up to $40.0 million, subject to certain restrictions. This line of credit is secured by deposit accounts, accounts receivable and other assets of the Company and certain of its subsidiaries and bears interest at the bank's base rate plus .25%. At June 30, 2003 the rate on the line was 4.25% and no amounts were outstanding. This line of credit is subject to certain terms and conditions and will expire on June 27, 2005.

In addition to existing financing arrangements, the Company owns, through a wholly owned subsidiary, approximately 7.5 million shares of common stock of Allscripts, a public company listed on the NASDAQ National Market under the symbol "MDRX". This investment is accounted for under the equity method. The Company recorded an equity loss during 2001 of $17.6 million on a pre-tax basis that reduced the balance of the Company's investment carrying balance in Allscripts to zero. The estimated market value of this investment is approximately $27.7 million as of June 30, 2003 based on the closing price per share of Allscripts common stock on June 30, 2003 on the NASDAQ National Market. The estimated market value would be discounted to reflect the Company's restricted ability to sell only 25% of its initial shares of Allscripts common stock in any one year.

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

As of June 30, 2003, the Company has not entered into other material lease or purchase commitments not disclosed above or in the table below.

OPERATING LEASES

        Year                                                 Total
        ---------------------------------------              -------------------

                                                             (in thousands)
        2003 remaining                                       $     7,364
        2004                                                      13,833
        2005                                                      14,194
        2006                                                      12,543
        2007                                                      11,680
        Thereafter                                                84,285
                                                             -------------------
                                                             $   143,899
                                                             -------------------

Of the $7.4 million due in 2003, $276,000 is due to 4901 LBJ Ltd. Partnership, a Vermont limited partnership ("LBJ"), a related party described below. Of the amounts due for years 2004 through 2007, an aggregate of $1.9 million is due to LBJ. All other amounts are due to unrelated third parties. Approximately $6.5 million of this obligation has been accrued in 2002 as a lease abandonment charge. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

The Company believes that currently available funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company's revenues or income.


During the six months ended June 30, 2003, the Company did not engage in:

     o material off-balance sheet activities, including the use of structured finance or special purpose entities;

     o    trading activities in non-exchange traded contracts; or

     o transactions with persons or entities that benefit from their non-independent relationship with the Company, other than as described below.


Richard E. Tarrant, Chairman of the Company's Board of Director's, is the President and a director of LBJ Real Estate Inc., a Vermont corporation ("LBJ Real Estate"). Certain executive officers of LBJ Real Estate are also directors or executive officers of the Company, including Robert H. Hoehl, a director of the Company, and John A. Kane, the Company's Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl and an independent individual. LBJ Real Estate holds a 1% general partnership interest in LBJ, and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, the Company's Senior Vice President of Sales, and two other employees of the Company hold 72.95% limited partnership interest.

The Company leases an office building from LBJ. Lease agreements are based on fair market value rents and are reviewed and approved by certain independent members of the Board of Directors. Total rent paid to LBJ was approximately $276,000 and $279,000 during the six months ended June 30, 2003 and 2002, respectively, related to this issue.

On June 30, 2003, LBJ entered into a purchase and sale agreement to sell the real estate currently leased by the Company to an unrelated third party. The Company will continue to lease the real estate from the new owners under a modified lease arrangement, which will require approval by certain independent members of the Board of Directors of the Company who have no financial interest in the transaction. Under Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), the Company may be required to consolidate LBJ effective in the third quarter of 2003 and is currently evaluating the impact such consolidation may have on its financial statements.

The Company leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $101,000 and $98,000 during the six months ended June 30, 2003 and 2002, respectively.

NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." FIN 45 clarifies the disclosure requirements made by a guarantor in its interim and annual statements explaining that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation imposed by issuing a guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. The provisions of FIN 45 do not have a material impact on the financial position of IDX.

In January 2003, the FASB issued FIN 46, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES," to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company currently leases an office building from LBJ. The Company's lease agreements with LBJ are based on fair market value rents and are reviewed and approved by certain independent members of the Board of Directors. On June 30, 2003, LBJ entered into a purchase and sale agreement to sell the real estate currently leased by the Company to an unrelated third party. The Company will continue to lease the real estate from the new owners under a modified lease arrangement, which would also require approval by certain independent members of the Board of Directors. Under FIN 46, the Company may be required to consolidate LBJ effective in the third quarter of 2003 and is currently evaluating the impact such consolidation may have on its financial statements.

In December 2002, the FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS No. 148.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" AS DEFINED IN SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS QUARTERLY REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WORDS SUCH AS "BELIEVES," "ANTICIPATES," "PLANS," "EXPECTS," "WILL" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING AMONG OTHERS, STATEMENTS REGARDING THE HEALTH CARE INDUSTRY, STATEMENTS REGARDING OUR PRODUCTS, PRODUCT DEVELOPMENT AND INFORMATION TECHNOLOGY, STATEMENTS REGARDING FUTURE REVENUE OR OTHER FINANCIAL TRENDS, STATEMENTS REGARDING FUTURE ACQUISITIONS, STRATEGIC ALLIANCES, OR OTHER AGREEMENTS, AND STATEMENTS REGARDING OUR INTELLECTUAL PROPERTY. IF ANY RISK OR UNCERTAINTY IDENTIFIED IN THE FOLLOWING FACTORS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD LIKELY SUFFER. IN THAT EVENT, THE MARKET PRICE OF IDX'S COMMON STOCK COULD DECLINE.

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

The following important factors affect the Company's business and operations:

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

FINANCIAL TRENDS. Although the Company's results from operations have been fairly stable during 2002 and the first six months of 2003, since 1999 the Company's revenue and results from operations have been volatile. During 2000 and 2001, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems resulting in longer sales cycles for such systems. Management believes such delays were due to a number of factors, including customer organization changes, government approvals, pressures to reduce expenses, product complexity, competition and the September 11 national tragedy. While the Company believes these factors were temporary, they may continue to cause reductions or delays in spending for new systems and services in the future. If these delays reoccur, they may cause unanticipated revenue volatility, decreased revenue visibility and affect the future financial performance of the Company.

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

     o announcements of technological innovations, including Internet delivery of information, clinical information systems advances, and use of application service provider technology;

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


NEW PRODUCT DEVELOPMENT AND RAPIDLY CHANGING TECHNOLOGY. To be successful, IDX must continuously enhance its existing products, respond effectively to technology changes, and help its customers adopt new technologies. In addition, IDX must introduce new products and technologies to meet the evolving needs of its customers in the healthcare information systems market. IDX may have difficulty in accomplishing this because of:

     o the continuing evolution of industry standards, for example, standards pursuant to the Health Insurance Portability and Accountability Act of 1996; and

     o the creation of new technological developments, for example, Internet and application service provider technologies.

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

Some of IDX's competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that we do not offer. The Company's principal existing competitors include Eclipsys Corporation, McKesson Corporation, Medquist, Inc., Siemans AG, Epic Systems Corporation, GE Medical and Cerner Corporation. Each of these competitors offer a suite of products that compete with many of IDX's products. There are other competitors that offer a more limited number of competing products. IDX may be unable to compete successfully against these organizations. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, and others specializing in the healthcare industry may offer competitive products or services. In October 2001, Pfizer, IBM and Microsoft announced the creation of a joint venture known as Amicore to develop applications to automate the administrative, clinical and financial functions of a medical practice and connect the practice to groups, laboratories, pharmacies and other providers for physicians and physician groups.

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

PRODUCT MALFUNCTION FINANCIAL CLAIMS. Any failure by IDX's eCommerce electronic claims submission service, or by elements of IDX's systems that provide elements of claims submitted by its clients could expose IDX to liability claims for incorrect billing and electronic claims. These potential claims may exceed IDX's current insurance coverage. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, IDX cannot make assurances that it will continue to have appropriate insurance available to it in the future at commercially reasonable rates.

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

HIPAA AND RELATED REGULATIONS

Federal regulations issued in accordance with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, impose national health data standards on health care providers that conduct electronic health transactions, health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats and health plans. Collectively, these groups, including most of IDX's customers and IDX's e-Commerce Services clearinghouse business, are known as covered entities. These HIPAA standards include:

        o data security standards that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form;

        o transaction and code set standards that prescribe transaction formats and code sets for electronic health transactions; and

        o privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information.

The privacy standards imposed by HIPAA have been in effect for most covered entities since April 14, 2003, while the compliance deadline for the data security standards is April 20, 2005.

All covered entities must comply with the transaction and code set standards by October 16, 2003. It is possible that some covered entities, including IDX's customers and IDX's Services clearinghouse business, will not be sufficiently prepared to meet these transaction requirements, potentially causing disruption in the current claim submission and payment cycles, which could adversely affect IDX's customers' ability to pay IDX for its services and products and could adversely impact anticipated revenue of IDX's eCommerce Services clearinghouse business. In addition, if payers connected to IDX's eCommerce Services clearinghouse business are not ready to process compliant claims transactions, IDX could experience loss of anticipated revenue. Further, since the entire healthcare system, including IDX's eCommerce Services clearinghouse business and its customers, who use IDX's information systems to generate claims data, has not operated at full capacity using the newly-mandated standard transactions, it is possible that currently undetected errors may cause rejection of claims, extended payment cycles, system implementation delays, cash flow reduction, with the attendant risk of liability and claims against the Company.

The effect of HIPAA on IDX's business is difficult to predict and there can be no assurances that IDX will adequately address the business risks created by HIPAA and its implementation or that IDX will be able to take advantage of any resulting business opportunities. IDX may incur significant expenses relating to compliance with HIPAA. Furthermore, IDX is unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect its business or the costs of compliance with HIPAA.

States may adopt privacy or security standards that are more stringent than the federal HIPAA privacy standards. This may lead to different restrictions for handling health information. As a result, IDX's customers may demand information technology solutions that are adaptable to reflect different and changing regulatory requirements. In the future, federal or state governmental authorities may impose additional restrictions on the collection, use, transmission and other disclosures of health information. IDX cannot predict the potential impact that these future rules, as finally approved, may have on its business. However, the demand for IDX's products may decrease if IDX is not able to develop and offer products that can address the regulatory challenges and compliance obligations facing its customers.

MEDICAL DEVICE REGULATIONS

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

SYSTEM ERRORS AND WARRANTIES. IDX's healthcare information systems are very complex. As with all complex information systems, IDX's healthcare information systems may contain errors, especially when first introduced. IDX's healthcare information systems are intended to provide information to healthcare providers for use in the diagnosis and treatment of patients. Therefore, users of IDX's products may have a greater sensitivity to system errors than the market for software products generally. Failure of an IDX customer's system to perform in accordance with its documentation could constitute a breach of warranty and require IDX to incur additional expenses in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing the client to cancel the contract and subject IDX to liability.

A security breach could damage IDX's reputation or result in liability. IDX retains and transmits confidential information, including patient health information, in its processing centers and other facilities. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. IDX may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for IDX's services and products.

Customer satisfaction and IDX's business could be harmed if IDX's eCommerce Services clearinghouse business experiences delays, failures or loss of data in its systems. IDX relies on WebMD Envoy to provide some transactions for IDX's eCommerce Services clearinghouse business. The occurrence of a major catastrophic event or other system failure at any of IDX's facilities, at WebMD Envoy's facilities, or at any third party facility, including telecommunications provider facilities, could interrupt data processing or result in the loss of stored data, which could harm IDX's business.


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

Internationally, IDX invoices customers in United States currency. The Company is exposed to minimal foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through June 30, 2003, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

Interest rates on short-term borrowings with floating rates carry a degree of interest rate risk. Our future interest expense may increase if interest rates fluctuate. Interest expense was immaterial in the first six months of 2003 and 2002.

Interest income on the Company's investments is included in "Other Income". The Company accounts for cash equivalents and securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's investments are classified as securities available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In late 2001, the Company finalized a "Cooperative Agreement" with a non-regulatory federal agency within the U.S. Commerce Department's Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST. The project entails research and development to be conducted by the Company and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST. The Company informed NIST of the employee's allegations. The Company has conducted an investigation, and based on this investigation, the Company believes the employee's allegations are without merit.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to the alleged improper claims, sometimes referred to as a "Qui Tam" complaint. The Company has no information regarding the specific allegations in the Qui Tam complaint. Further, the Company has no information concerning the amount of money at issue in the Qui Tam complaint or in any action the employee may bring claiming damages for alleged retaliatory actions by the Company. The Company has not been informed if the U.S. Attorney's office will pursue the claims. The Company has not yet been served with legal process detailing the allegations and no discovery has taken place. The Company believes that any allegations in the Qui Tam complaint are without merit, and the Company intends to vigorously defend against them.

In April 2003, the Company filed a complaint against the employee with the United States District Court for the Western District of Washington, entitled IDX SYSTEMS CORPORATION V. MAURICIO LEON (case no. C03-972R). The Company's lawsuit asks the Court to grant a declaratory judgment stating that, should the Company terminate the employee's employment, such action would not constitute retaliation for alleged whistle-blowing activities in violation of the Federal False Claims Act or the Sarbanes-Oxley Act and would not constitute a violation of the employee's rights under other laws. The Company believes its lawsuit is meritorious and intends to vigorously pursue relief through prosecution of the lawsuit.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee's complaint asserts that, notwithstanding the employee's allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee's complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act's whistleblower provisions. The employee's complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Company believes that all claims by the employee are without merit and will vigorously defend against them.

In addition, in May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled MAURICIO A. LEON, M.D. V. IDX SYSTEMS CORPORATION (case no CV03 1158P) asserting that the Company had knowledge that the employee engaged in "protected activity" and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee's rights under the federal and state discrimination laws. The employee also asserts other causes of action including wrongful termination in violation of public policy, fraudulent inducement to enter into an employment contract with the Company, and negligent and intentional infliction of emotional distress. The employee requests relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys' fees, interest and costs. The Company believes that all claims in the employee's lawsuit are without merit and will vigorously defend itself against them.

In June 2003, the employee also filed with the Washington District Court a motion for injunctive relief requesting an order reinstating the employee's pay and benefits pending the outcome of the litigation. On June 30, 2003, the Company filed a response in opposition to the employee's motion for injunctive relief. The Company believes that the assertions made in the employee's motion for injunctive relief are without merit and will continue vigorously to contest the motion.

There are additional claims made by the employee against the Company, including a charge with the U.S. Equal Employment Opportunity Commission, claiming that the employee was discriminated against in violation of the Americans with Disabilities Act, the processing of which the EEOC has subsequently terminated through a Notice of Right to Sue. In addition, based on a media report, the employee has also apparently filed a claim with the Office of Civil Rights of Health and Human Services based on an assertion that the Company retaliated against him by allegedly releasing medical information in violation of the requirements of the Health Insurance Portability and Accountability Act or 1996. The Company has not received notice of the charge from the agency, and the agency will not confirm the claim has been filed. The Company intends vigorously to defend against the claims.

All actions are in the preliminary scheduling phase, which has been extended to allow the employee to find new legal counsel following the suspension of his former attorney's license to practice law, and discovery has not commenced.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX SYSTEMS CORPORATION V. ST. JOHN HEALTH SYSTEM (case no 00-71631). Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77.0 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover" (system replacement costs). On September 30, 2002, the United States District Court for the Eastern District of Michigan dismissed all of SJHS's claims of fraud, tort and breach of contract, and SJHS's claims for alleged lost savings and consequential damages, leaving only its claim for anticipatory repudiation. On October 15, 2002, SJHS requested reconsideration of these rulings. On March 28, 2003, the Court denied SJHS's request for reconsideration of its September ruling and also barred SJHS from introducing any evidence concerning, or making any arguments concerning, its claims for "cover" damages. On May 20, 2003, the parties filed a "Proposed Joint Final Pretrial Order" in which SJHS listed alleged damages of approximately $13.8 million, including approximately $5.6 million in alleged "out-of-pocket," "resources," "labor" and other costs and approximately $5.9 million in "replacement" hardware and software. IDX has moved to dismiss all of these damages claims on grounds that they are barred by the Court's prior orders and by the contract's exclusion against consequential or incidental damages. Those motions are pending before the Court. The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages. The lawsuit is in the trial preparation stage, and trial is scheduled to commence on October 2, 2003.

From time to time, the Company is a party to or may be threatened with litigation in the ordinary course of its business. The Company regularly analyzes current information including, as applicable, the Company's defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 2003 Annual Meeting of Stockholders on May 19, 2003. Of the 29,228,147 shares of common stock outstanding and entitled to vote at this meeting 25,699,060 were represented at this meeting, in person or by proxy. The following matters were voted upon at the Annual Meeting; there were no broker non-votes for any of the matters.

         1. William L. Asmundson was elected to serve for a term of two years as a Class I Director. Henry M. Tufo, David P. Hunter, Connie R. Curran and James H. Crook, Jr. were elected to serve for a term of three years as Class II Directors. The remaining terms of Stuart
              H. Altman, Ph.D., Robert H. Hoehl, Richard E. Tarrant, Allen Martin, Esq. and Mark F. Wheeler, M.D. continued after the meeting. The results of the vote with respect to each nominee for director was as follows:

                                             For                  Withheld
                                             ---                  --------

                  William L. Asmundson       25,565,134             133,925
                  Henry M. Tufo, M.D.        25,558,398             140,662
                  David P. Hunter            24,595,561           1,104,498
                  Curran R. Curran           25,569,234             129,825
                  James H. Crook, Jr.        25,549,796             149,263

         2. An amendment to the Company's 1995 Stock Option Plan to increase the maximum number of shares with respect to which options may be granted to any participant in a calendar year from 147,000 to 700,000 shares was approved. The result of the vote with respect to this amendment was as follows:

                        For              Against           Abstain
                        ---              -------           -------
                        22,729,779       2,951,191         18,089


ITEM 5.  OTHER INFORMATION

         Stockholder's Proposal for 2004 Annual Meeting

         As set forth in the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders, proposals of stockholders intended to be included in the Company's proxy statement for the 2004 Annual Meeting of Stockholders must be received by the Company at its principal office in South Burlington, Vermont not later than December 22, 2003.

         Stockholders who wish to make a proposal at the 2004 Annual Meeting - other than one that will be included in the Company's proxy materials - must notify the Company no later than March 7, 2004. If a stockholder who wishes to present a proposal fails to notify the Company by this date, the proxies that management solicits for the meeting will have discretionary authority to vote on the stockholder's proposal if it is properly brought before the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   The exhibits filed as part of this Form 10-Q are listed on the
              Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

        (b) The registrant filed the following reports on Form 8-K during the second quarter of 2003:

              On April 14, 2003, the registrant filed a report on Form 8-K announcing it had entered into a definitive agreement whereby Total eMed, Inc. would acquire EDiX Corporation, a wholly owned subsidiary of the Company.

              On April 30, 2003, the registrant filed a report on Form 8-K reporting results for the first quarter of 2003.

              On April 30, 2003, the registrant filed a report on Form 8-K/A to amend its Initial Form 8-K filed on that date to correct a typographical error.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IDX SYSTEMS CORPORATION




Date:  August 1, 2003              By: /S/ JOHN A. KANE
                                       __________________________________
                                       John A. Kane,
                                       Sr. Vice President, Finance and
                                       Administration, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.       Description
-----------       -----------

10.1              Amendment No. 4 to 1995 Stock Option Plan

10.2 Amendment No. 1, dated June 19, 2003, to Loan and Security Agreement dated as of June 27, 2002 by and among IDX Systems Corporation, IDX Information Systems Corporation, IDX Investment Corporation, EDiX Corporation and Heller Healthcare Finance, Inc.

10.3 Amended and Restated Revolving Credit Note, dated June 19, 2003, by IDX Systems Corporation, IDX Information Systems Corporation and IDX Investment Corporation in favor of Heller Healthcare Finance, Inc.

31.1 Certification of the CEO of IDX Systems Corporation pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the CFO of IDX Systems Corporation pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32 Certification of the CEO and CFO of IDX Systems Corporation pursuant to 18 U.S.C. Section 1350