Form 10-Q
period 2003-09-30
IDX SYSTEMS CORP
filed 2003-11-05
CIK 1001185

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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
The number of shares outstanding of the registrant's common stock as of
October 22, 2003 was 29,529,445.
================================================================================

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                     For the Period Ended September 30, 2003


                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

         Item 1.   Interim Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets ........................3
             Condensed Consolidated Statements of Income ..................4
             Condensed Consolidated Statements of Cash Flows ..............5
             Notes to Condensed Consolidated Financial Statements .........6
         Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................16
         Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk ..........................................................36

         Item 4.  Controls and Procedures .................................37

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .......................................38
         Item 2.  Changes In Securities and Use of Proceeds................40
         Item 3.  Defaults Upon Senior Securities .........................40
         Item 4.  Submission of Matters to a Vote of Security Holders .....40
         Item 5.  Other Information .......................................40
         Item 6.  Exhibits and Reports on Form 8-K ........................40


SIGNATURES.................................................................41


EXHIBIT INDEX..............................................................42

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                             SEPTEMBER 30,        DECEMBER 31,
                                                 2003                 2002
                                             -------------        ------------

     ASSETS
     Cash                                    $  26,750            $  40,135
     Marketable securities                      75,451               14,300
     Accounts receivable, net                   90,406               86,596
     Refundable income taxes                     8,699                7,590
     Prepaid and other current assets           10,377                8,169
     Deferred tax asset                          1,727                2,033
     Assets of discontinued operations               -               42,099
                                             ---------            ---------
     TOTAL CURRENT ASSETS                      213,410              200,922

     Property and equipment, net                82,221               71,038
     Capitalized software costs, net             2,306                2,126
     Goodwill, net                               2,508                2,411
     Other assets                               13,427               13,778
     Deferred tax asset                          5,273                1,570
                                             ---------            ---------
     TOTAL ASSETS                            $ 319,145            $ 291,845
                                             =========            =========


     LIABILITIES AND STOCKHOLDERS' EQUITY
     Accounts payable, accrued expenses
       and other liabilities                 $  49,525            $  56,647
     Deferred revenue                           24,909               17,969
     Notes payable to bank                           -               18,727
     Liabilities of discontinued operations          -                6,289
                                             ---------            ---------
     TOTAL CURRENT LIABILITIES                  74,434               99,632

     Commitments and contingencies                   -                    -

     Stockholders' equity                      244,711              192,213
                                             ---------            ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                $ 319,145            $ 291,845
                                             =========            =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             IDX SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                     ------------------    -----------------
                                     2003       2002       2003        2002
                                     ----       ----       ----        ----

REVENUES
System sales                         $ 37,342   $ 30,404   $ 106,669   $ 83,802
Maintenance and service fees           64,089     58,450     185,482    171,036
                                     --------   --------   ---------   --------
TOTAL REVENUES                        101,431     88,854     292,151    254,838

OPERATING EXPENSES
Cost of system sales                   13,431     10,816      36,731     28,629
Cost of maintenance and services       44,575     42,183     129,926    125,181
Selling, general and administrative    21,334     18,276      62,846     54,495
Software development costs             13,971     12,536      41,549     36,626
                                     --------   --------   ---------   --------
TOTAL OPERATING EXPENSES               93,311     83,811     271,052    244,931
                                     --------   --------   ---------   --------

OPERATING INCOME                        8,120      5,043      21,099      9,907

OTHER INCOME
Other income                              252        825         338      1,330
Gain on sale of investment in
  subsidiary                                -          -           -      4,273
                                     --------   --------   ---------   --------
TOTAL OTHER INCOME                        252        825         338      5,603
                                     --------   --------   ---------   --------

Income before income taxes              8,372      5,868      21,437     15,510

Income tax benefit (provision)          1,929     (1,936)     (1,990)    (5,118)
                                     --------   --------   ---------   --------

INCOME FROM CONTINUING OPERATIONS      10,301      3,932      19,447     10,392

DISCONTINUED OPERATIONS
Income (loss) from discontinued
  operations, net of income taxes        (814)       289        (388)       718
Gain on sale of discontinued
  operations, net of income taxes         814          -      27,214          -
                                     --------   --------   ---------   --------
INCOME FROM DISCONTINUED OPERATIONS         -        289      26,826        718
                                     --------   --------   ---------   --------

NET INCOME                           $ 10,301   $  4,221   $ 46,273    $ 11,110
                                     ========   ========   ========    ========

BASIC EARNINGS PER SHARE
Income from continuing operations    $   0.35   $   0.14   $   0.66    $   0.36
Income from discontinued operations  $     -    $   0.01   $   0.92    $   0.02
                                     --------   --------   ---------   --------
BASIC EARNINGS PER SHARE             $   0.35   $   0.15   $   1.58    $   0.38
                                     ========   ========   ========    ========
Basic weighted average shares
  outstanding                          29,446     29,032     29,271      28,916
                                     ========   ========   ========    ========

DILUTED EARNINGS PER SHARE
Income from continuing operations    $   0.34   $   0.13   $   0.66    $   0.36
Income from discontinued operations  $      -   $   0.01   $   0.90    $   0.02
                                     --------   --------   --------    --------
DILUTED EARNINGS PER SHARE           $   0.34   $   0.14   $   1.56    $   0.38
                                     ========   ========   ========    ========
Diluted weighted average shares
  outstanding                          30,224     29,180     29,699      29,119
                                     ========   ========   ========    ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                      -----------------
                                                      2003         2002
                                                      ----         ----

OPERATING ACTIVITIES:
Net income                                            $   46,273   $   11,110
Less:  Income (loss) from discontinued operations,
         net of income taxes                                (388)         718
       Gain on disposal of discontinued operations,
         net of income taxes                              27,214            -
                                                      ----------   ----------
Net income from continuing operations                     19,447       10,392
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                        9,297        8,358
       Amortization                                        1,347        1,720
       Restricted stock - amortization and forfeitures       258          225
       Deferred tax asset                                   (845)       4,435
       Increase in allowance for doubtful accounts           882        1,002
       Gain on sale of investment in subsidiary                -       (4,273)
       Loss on disposition of asset                            -           93
       Tax benefit related to exercise of
         non-qualified stock options                         747            -
       Changes in operating assets and liabilities:
          Accounts receivable                             (4,693)      (2,272)
          Prepaid expenses and other assets               (3,388)      (4,987)
          Accounts payable and accrued expenses           (7,432)      (5,225)
          Federal and state income taxes                  (1,108)       6,817
          Deferred revenue                                 6,940       (1,165)
                                                      ----------   ----------
             Net cash provided by operating
               activities from continuing operations      21,452       15,120

INVESTING ACTIVITIES:
Purchase of property and equipment, net                  (21,794)     (10,890)
Purchase of marketable securities                       (190,574)     (22,116)
Proceeds from sale of marketable securities              129,422       30,523
Net proceeds from the sale of EDiX Corporation            54,852            -
Other assets                                                (997)      (7,498)
                                                      ----------   ----------
             Net cash used in investing activities
               from continuing operations                (29,091)      (9,981)

FINANCING ACTIVITIES:
Proceeds from exercises of common stock options            5,284        2,222
Proceeds from debt issuance                               23,727       56,181
Repayment of debt issuance                               (42,454)     (52,454)
                                                      ----------   ----------
             Net cash (used in) provided by
               financing activities from continuing
               operations                                (13,443)       5,949
                                                      ----------   ----------

Net cash provided by (used in)
  continuing operations                                  (21,082)      11,088
Net cash provided by (used in)
  discontinued operations                                  7,697       (3,428)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents     (13,385)       7,660
Cash and cash equivalents at beginning of period          40,135       38,083
                                                      ----------   ----------
Cash and cash equivalents at end of period            $   26,750   $   45,743
                                                      ==========   ==========
Supplemental Cash Flow Information
 Cash paid for interest                               $      273   $      107
 Cash paid (received) for income taxes                $    2,800   $     (400)

Non-cash Financing Activities:
 Issuance of restricted stock                         $      314   $        -
 Forfeiture of restricted stock                       $   (1,515)  $        -
 Issuance of common stock for compensation            $      521   $        -


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

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed, and the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals and adjustments) have been made to provide a fair presentation. The operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 - ACCOUNTING FOR STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying IDX shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). In general, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and therefore, no compensation expense is recorded. In addition, no compensation expense is recorded for purchases under the 1995 Employee Stock Purchase Plan (the "ESPP") in accordance with APB No. 25. The intrinsic value of restricted stock units and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period. Options granted to scientific advisory board members and other non-employees are recorded at fair value based on the fair value measurement criteria of Statement of Financial Accounting Standard ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

SFAS No. 123 establishes the fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for stock options granted to employees and directors and for employee stock purchases under the ESPP under SFAS No. 123. The following table summarizes the pro forma operating results of the Company had compensation cost been determined in accordance with the fair value based method prescribed by SFAS No. 123.


                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                       ------------------     -----------------

(IN THOUSANDS, EXCEPT FOR
------------------------
PER SHARE DATA)                        2003        2002      2003      2002
---------------                        ----        ----      ----      ----

Net income as reported                 $ 10,301    $ 4,221   $ 46,273  $ 11,110
Add:
Stock-based employee compensation
  expense included in reported net
 income, net of related tax effects         106         50        230       180
Deduct:
Total stock-based compensation under
  fair value based methods, net of
  related tax effects                    (1,464)    (1,146)    (4,654)  (3,683)
                                       --------------------- ------------------
Pro forma net income - SFAS 123        $  8,943    $ 3,125   $ 41,849  $ 7,607
                                       --------------------- ------------------
Basic net income per share:
    As reported                        $   0.35    $  0.15   $   1.58  $  0.38
    Pro forma - SFAS 123               $   0.30    $  0.11   $   1.43  $  0.26

Diluted net income per share:
    As reported                        $   0.34    $  0.14   $   1.56  $  0.38
    Pro forma - SFAS 123               $   0.30    $  0.11   $   1.41  $  0.26



NOTE 3 - NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 clarifies the disclosure requirements made by a guarantor in its interim and annual statements explaining that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation imposed by issuing a guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. The provisions of FIN 45 do not have a material impact on the financial position of IDX.

In January 2003, the FASB issued FIN 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to FIN 46, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. On October 8, 2003, the Financial Accounting Standards Board deferred the effective date of FIN 46 for variable interest entities created before January 31, 2003 to periods ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION DISCLOSURE, AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after

December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS No. 148.

NOTE 4 - BUSINESS COMBINATIONS AND DIVESTITURES

On June 18, 2003, the Company sold all the capital stock of EDiX to TEM in exchange for $64.0 million in cash. See Note 13 for further information on the sale of EDiX.

In April 2002, the Company acquired a minority interest in Stentor, Inc. ("Stentor"), one of the Company's strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor. The Company paid approximately $7.5 million to purchase the preferred shares. Stentor is a California based medical informatics company with products for medical image and information management. The warrant was issued to the Company in November 2000 in connection with an alliance agreement that was entered into by the parties to jointly develop a medical image and information management system ("MIMS") combining the Company's Imaging Suite(TM) product with the image distribution technology from Stentor. This investment is carried at cost. There is currently no public market for the preferred shares of Stentor.

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

In exchange for its 87% ownership of ChannelHealth,  IDX received  approximately
7.5 million shares (subject to certain resale restrictions as discussed below) of Allscripts common stock, which represented approximately a 20% ownership interest in Allscripts. IDX valued the shares of Allscripts common stock at an estimated fair value of $29.5 million, which included a discount from market value due to restrictions on transfer. IDX recorded the initial investment in Allscripts at $17.6 million, which was less than the value of the shares received of $29.5 million due to an $11.9 million limitation adjustment for the portion of the gain on the sale of ChannelHealth that represented IDX's ownership in Allscripts. At the time of the transaction, ChannelHealth's liabilities exceeded its assets, resulting in a gain after transaction costs of approximately $40 million. Pursuant to the alliance agreement, IDX guaranteed that Allscripts gross revenues resulting from the alliance (less any commissions paid to IDX) would amount to at least $4.5 million for fiscal year 2001. Due to this contingency, IDX deferred $4.5 million of the gain as of the date of the transaction and recognized a gain of $35.5 million in 2001. An additional gain of $4.3 million was recognized in the first quarter of 2002 when the contingency was resolved.

IDX accounts for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, IDX recognized its pro rata share of Allscripts 2001 losses resulting in the elimination of the carrying value of this investment during the third quarter of 2001. IDX has not recorded its share of Allscripts losses since then. As of September 30, 2003, the Company's unrecorded share of Allscripts cumulative losses amounts to $68.6 million. At September 30, 2003, the estimated market value of the Company's investment in Allscripts is approximately $30.5 million based on the closing price per share of Allscripts common stock on the NASDAQ National Market. Due to certain restrictions on the Company's ability to resell the stock, the value the Company might realize upon a sale of its position in Allscripts likely would be less than the value referenced in the preceding sentence.

As of September 30, 2003, the Company has sold an aggregate of approximately 14,000 shares of Allscripts common stock, which has not materially changed its ownership interest in Allscripts.

Summary unaudited financial information for Allscripts for the three and nine months ended September 30, 2003 and September 30, 2002 is as follows (in thousands):


                           THREE MONTHS ENDED            NINE MONTHS ENDED
                             SEPTEMBER 30,                  SEPTEMBER 30,
                           ------------------            -----------------
                           2003          2002            2003         2002
                           ----          ----            ----         ----

     Revenue               $  22,488     $  20,006       $  62,188    $  58,873
     Gross profit              8,655         5,236          21,360       14,028
     Net loss                   (918)       (3,199)         (5,095)     (13,185)


Summary unaudited financial information for Allscripts as of September 30, 2003 and audited financial information as of December 31, 2002 is as follows (in thousands):


                                     AS OF SEPTEMBER 30,     AS OF DECEMBER 31,
                                          2003                   2002
                                     -------------------     ------------------

     Current assets                  $   39,938              $    63,095
     Non-current assets                  68,804                   41,258
     Current liabilities                 23,639                   18,369
     Non-current liabilities              2,042                      163


NOTE 5 - LEASE ABANDONMENT CHARGE

In 1999, the Company entered into a lease for new office space in Seattle. Although the Company continued to utilize the existing space, an active search for a sublessor was initiated and has been ongoing. In 2002, the Company determined it would consolidate its Seattle operations into the new office space and abandoned the space subject to the former lease. Due to the depressed Seattle real estate market and the inability to obtain a sublessor, the Company recorded a lease abandonment charge of $9.2 million in its core information systems and services business segment in the fourth quarter of 2002. The lease abandonment charge is related to lease payments of approximately $7.9 million through the end of the lease term in 2005 and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. As of December 31, 2002, the Company had an accrual balance of $9.2 million. During the first nine months of 2003, leasehold improvements of $1.3 million were written off and lease payments of approximately $2.1 million were made. Of the $5.8 million accrual remaining at September 30, 2003, approximately $700,000 will be paid during the remainder of 2003 and approximately $5.1 million thereafter. In the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the financial statements in the period in which the sub-lease agreement is signed.

NOTE 6 - RESTRUCTURING CHARGES

On September 28, 2001, the Company announced its plan to restructure and realign its large physician group practice business. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company's employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, comprised of costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million and equipment and leasehold improvement write-offs related to the leased facilities and workforce reduction of $8.8 million. Substantially all workforce reduction related actions were completed during the fourth quarter of 2001. As of December 31, 2002, the Company had an accrual balance of $2.9 million, primarily related to leased facilities, of which approximately $1.3 million was paid during the first nine months of 2003. Of the $1.6 million accrual balance at September 30, 2003, approximately $200,000 will be paid during the remainder of 2003 and approximately $1.4 million thereafter.

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

Through the first quarter of 2003, the Company had an additional segment, medical transcription services, which provided medical transcription outsourcing services for hospitals and large physician group practices primarily located in the United States. This segment was discontinued effective as of the second quarter of 2003 with the sale of EDiX to TEM and is reflected in discontinued operations (see Note 13). Accordingly, because the Company currently operates under one business segment, segment information is no longer being disclosed separately. Operating results for the discontinued transcription services segment have been restated to exclude general corporate overhead previously allocated to the segment and interest charged on certain inter-company loans, net of income taxes.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                          SEPTEMBER 30,           DECEMBER 31,
                                              2003                    2002
                                          -------------           ------------

Accounts payable                          $  15,454               $  15,189
Employee compensation and benefits            9,344                  14,886
Restructuring charges                         1,572                   2,869
Accrued expenses                              5,500                   6,855
Reserve for lease abandonment charges         5,792                   9,183
Other                                        11,863                   7,665
                                          ---------               ---------
                                          $  49,525               $  56,647
                                          ---------               ---------


NOTE 9 - INCOME TAXES

The Company's 2003 and 2002 effective tax rate for continuing operations is lower than the Company's historical rate of 40.0%. For 2003, the lower effective tax rate of 9.3% is due to the utilization of previously reserved net operating losses and research and experimentation credits to offset income taxes and a decline in the deferred tax asset valuation allowance. The valuation allowance declined by $4.4 million as a result of management's expectations that the Company will more likely than not realize future tax benefits through tax planning strategies related to unrealized gains on the Company's investment in publicly traded common stock that the Company accounts for using the equity method of accounting. For 2002, the lower effective tax rate of 33% is primarily due to research credits.

The net deferred tax assets as of September 30, 2003 of approximately $7.0 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

NOTE 10 - COMPREHENSIVE INCOME

Total comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
                                  ------------------     -----------------
                                  2003         2002      2003         2002
                                  ----         ----      ----         ----

Net income                        $ 10,301     $  4,221  $  46,273    $  11,110
Other comprehensive income:
Unrealized gain (loss) on
  marketable securities, net of
  tax                                   (4)          10         (8)          26
                                 ---------     --------  ---------    ---------
  Comprehensive income           $  10,297     $  4,231  $  46,265    $  11,136
                                 ---------     --------  ---------    ---------

NOTE 11 - EARNINGS PER SHARE INFORMATION

The following sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                   SEPTEMBER 30,           SEPTEMBER 30,
                                 ------------------      -----------------
                                 2003         2002       2003        2002
                                 ----         ----       ----        ----

Numerator for basic and
  diluted income per share
    Continuing operations        $  10,301    $  3,932   $  19,447   $  10,392
    Discontinued operations              -         289      26,826         718
                                 ---------    --------   ---------   ---------
Total                            $  10,301    $  4,221   $  46,273   $  11,110
                                 ---------    --------   ---------   ---------

Denominator:
  Basic weighted average
    shares outstanding              29,446      29,032      29,271      28,916
  Effect of employee stock
    options                            778         148         428         203
                                 ---------    --------   ---------   ---------
Denominator for diluted
  income per share                  30,224      29,180      29,699      29,119
                                 ---------    --------   ---------   ---------
Basic income per share
  Continuing operations          $    0.35    $   0.14   $    0.66   $    0.36
  Discontinued operations                -        0.01        0.92        0.02
                                 ---------    --------   ---------   ---------
Total                            $    0.35    $   0.15   $    1.58   $    0.38
                                 ---------    --------   ---------   ---------
Diluted income per share
  Continuing operations          $    0.34    $   0.13   $    0.66   $    0.36
  Discontinued operations                -        0.01        0.90        0.02
                                 ---------    --------   ---------   ---------
Total                            $    0.34    $   0.14   $    1.56   $    0.38
                                 ---------    --------   ---------   ---------

Options to acquire 1,051,398 and 4,529,862 shares of the Company's common stock for the three months ended September 30, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive. Options for 1,875,278 and 3,137,221 shares for the nine-month periods ended September 30, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive.

NOTE 12 - FINANCING ARRANGEMENTS

The Company has a revolving line of credit agreement (the "Line") allowing the Company to borrow up to $40.0 million subject to certain restrictions. The Line is secured by deposit accounts, accounts receivable and other assets and bears interest at the bank's base rate plus .25%. At September 30, 2003 the rate on the Line was 4.25% and no amounts were outstanding. The Line will expire on June 27, 2005.

NOTE 13 - DISCONTINUED OPERATIONS

On June 18, 2003, the Company completed the sale of EDiX to TEM. The Company received $64.0 million in cash from TEM in exchange for all the capital stock of EDiX. Accordingly, EDiX was accounted for as a discontinued operation in the second quarter of 2003 and the Company reflected an estimated net gain on the sale of $26.4 million. The Company transferred approximately $8.2 million of cash to TEM as part of the sale of EDiX, resulting in a net cash inflow related to the EDiX sale of $54.9 million, net of transaction costs.

The Stock Purchase and Sale Agreement, dated April 10, 2003 between the Company and TEM, as amended, provided for an adjustment of the purchase price to the extent the amount of working capital (current assets less current liabilities) of EDiX as of June 18, 2003 did not equal $20,796,000. The working capital adjustment was finalized as of October 22, 2003 as mutually agreed upon by the Company and TEM. An additional gain of $814,000, net of income taxes, was reflected this quarter as a gain on the sale of discontinued operations resulting in a net gain on the sale of discontinued operations of $27.2 million. The gain was offset by a net loss this quarter from discontinued operations of $814,000, net of income taxes, due to the reclassification of operating expenses previously charged against the gain.

EDiX represented the Company's medical transcription services segment (See Note
7).

The following is a summary of operating results for EDiX through the date of closing of the sale of EDiX (June 18, 2003):

(IN THOUSANDS)                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                  SEPTEMBER 30,             SEPTEMBER 30,
                                ------------------        -----------------
                                2003         2002         2003        2002
                                ----         ----         ----        ----

Revenues                        $    -       $ 28,807     $ 54,810    $  83,437
                                ------       --------     --------    ---------

Pre-tax income (loss)
  from discontinued operations  (1,123)           432           (2)       1,072
Pre-tax gain on disposal of
  discontinued operations        1,123              -       24,972            -
Benefit (provision) for income
  taxes from income (loss)
  from discontinued operations     309           (143)        (386)        (354)
Benefit (provision) for income
  taxes from the gain on
  disposal of discontinued
  operations                      (309)             -        2,242            -
                               -------       --------     --------     --------
Income from discontinued
  operations, net of tax       $     -       $    289     $ 26,826     $    718
                               -------       --------     --------     --------

The provision for income taxes on income from discontinued operations was significantly higher for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily due to certain state tax payments.

The gain on the disposal of EDiX resulted in an income tax benefit of $2.2 million. The Company's tax basis in the stock of EDiX exceeded the net proceeds from the sale, resulting in a capital loss on the sale for tax purposes. A tax benefit arises from this deductible temporary difference, which more likely than not will reverse in the foreseeable future and be realized.

NOTE 14- COMMITMENTS AND CONTINGENCIES

Leases:

At September 30, 2003, minimum lease payments, net of sublease proceeds, for certain facilities and equipment under noncancelable leases are as follows (in thousands):

           YEAR                                              TOTAL
           ---------------------------------------------     ------------

           2003 remaining                                    $     3,643
           2004                                                   14,525
           2005                                                   15,268
           2006                                                   13,183
           2007                                                   12,934
           Thereafter                                             88,003
                                                             -----------
                                                             $   147,556
                                                             -----------

Of the $147.6 million in future minimum lease payments, approximately $5.8 million was accrued in 2002 as a lease abandonment charge. See Note 5.

Richard E. Tarrant, Chairman of the Company's Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation ("LBJ Real Estate"). Certain executive officers of LBJ Real Estate are also directors or executive officers of the Company, including Robert H. Hoehl, a director of the Company, and John A. Kane, the Company's Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl and an independent individual. LBJ Real Estate holds a 1% general partnership interest in LBJ Ltd. Partnership, a Vermont limited partnership and an affiliate of the Company ("LBJ"), and Messrs. Hoehl,

Tarrant, and Kane and Mr. Robert F. Galin, the Company's Senior Vice President of Sales, and two other employees of the Company hold 72.95% limited partnership interests. Through September 30, 2003, the Company leased an office building from LBJ. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. The Company is continuing to lease the real estate from the new owners under a new lease agreement, which has been approved by certain independent members of the Board of Directors of the Company who have no financial interest in the transaction.

Total rent expense was approximately $7.7 million and $6.1 million for the nine months ended September 30, 2003 and 2002, respectively. Total rent paid to LBJ was approximately $414,000 and $417,000 during the nine months ended September 30, 2003 and 2002, respectively.

The Company leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $172,000 and $146,000 during the nine months ended September 30, 2003 and 2002, respectively.

CONTINGENCIES:

Federal regulations issued in accordance with the Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), impose national health data standards on health care providers that conduct electronic health transactions, health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans. Collectively, these groups, including most of IDX's customers and IDX's e-Commerce Services clearinghouse business, are known as covered entities. These HIPAA standards include:

        o transaction and code set standards (the "TCS Standards") that prescribe specific transaction formats and data code sets for certain electronic health care transactions;

        o privacy standards (the "Privacy Standards") that protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and

        o data security standards (the "Security Standards") that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

All covered entities were required to comply with the TCS Standards by October 16, 2003. The Privacy Standards imposed by HIPAA have been in effect for most covered entities since April 14, 2003, while the compliance deadline for the Security Standards is April 21, 2005.

Many covered entities, including some of IDX's customers, IDX's eCommerce Services clearinghouse business, and trading partners of IDX's clearinghouse business, were not fully compliant with the TCS Standards as of and since October 16, 2003. Although IDX has taken a number of steps to update its systems and work with its customers and trading partners to achieve compliance with the TCS Standards, failure to comply with the standards under HIPAA may subject IDX to civil monetary penalties and, in certain circumstances, criminal penalties. The Company does not believe this issue will have a significant impact on its financial position, results of operations or cash flows.


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

NOTE 15 - LEGAL PROCEEDINGS

In late 2001, the Company finalized a "Cooperative Agreement" with a non-regulatory federal agency within the U.S. Commerce Department's Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST to a joint venture composed of the Company and four other joint venture partners. The project entails research and development to be conducted by the Company and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST and that the Company never had a serious interest in researching the technological solutions described in the proposal to NIST.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a "qui tam" complaint. The Company has no information regarding the specific allegations in the qui tam complaint. Further, the Company has no information concerning the actual amount of money at issue in the qui tam complaint or in any action the employee has brought claiming damages for alleged retaliatory actions by the Company. The Company has been informed that the U.S. Attorney's office will investigate the claims. The Company has not yet been served with legal process detailing the allegations. The Company has also recently been informed by the U.S. Attorney's office that it is investigating whether the Company made false statements in connection with the application for the project award from NIST. The Company is reviewing information provided by the U.S. Attorney and intends to cooperate in the U.S. Attorney's investigation.

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

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled MAURICIO A. LEON, M.D. V. IDX SYSTEMS CORPORATION (case no CV03 1158P) asserting that the Company had knowledge that the employee engaged in "protected activity" and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee's rights under the federal and state discrimination laws. The employee also asserts other causes of action including wrongful termination in violation of public policy, fraudulent inducement to enter into an employment contract with the Company, and negligent and intentional infliction of emotional distress. The employee requests relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys' fees, interest and costs. In addition, the employee's complaint alleges that the Company falsified unspecified documents submitted to the Government and made unspecified false statements to the Government.

Following a hearing on October 21, 2003, the Court on October 22, 2003, issued a series of orders regarding alignment of the IDX V. LEON and LEON V. IDX cases. Pursuant to the orders, the claims asserted by the parties will proceed under the case of LEON V. IDX, case number CV03-1158. The employee may file an amended complaint within 14 days to address concerns raised in IDX's motion to strike, and IDX will realign its declaratory judgment claims as affirmative defenses and/or counterclaims in that case. The employee has filed a motion for an injunction to reinstate his pay and benefits pending conclusion of the action. The motion is scheduled for hearing on November 21, 2003. The Company intends to vigorously defend itself and to vigorously pursue relief through prosecution of its own claims in the consolidated lawsuits.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee's complaint asserts that, notwithstanding alleged notice to the Company of the employee's allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee's complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act's whistleblower provisions. The employee's complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Department of Occupational Health and Safety is investigating the employee's complaint on behalf of the U.S. Department of Labor, and the Company intends to cooperate in the investigation. The Company intends to vigorously defend against these claims.

There are additional claims made by the employee against the Company, including a charge with the U.S. Equal Employment Opportunity Commission, claiming that the employee was discriminated against in violation of the Americans with Disabilities Act, the processing of which the EEOC has subsequently terminated through a Notice of Right to Sue. In addition, based on a media report, the Company believes the employee has also apparently filed a claim with the Office of Civil Rights of Health and Human Services based on an assertion that the Company retaliated against him by allegedly releasing medical information in violation of the requirements of the Health Insurance Portability and Accountability Act or 1996. The Company has not received notice of any charge from the agency, and the agency has not confirmed that any claim has been filed. The Company intends vigorously to defend against the claims.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX SYSTEMS CORPORATION V. ST. JOHN HEALTH SYSTEM (case no 00-71631). Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77.0 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover" (system replacement costs). On September 30, 2002, the United States District Court for the Eastern District of Michigan dismissed all of SJHS's claims of fraud, tort and breach of contract, and SJHS's claims for alleged lost savings and consequential damages, leaving only its claim for anticipatory repudiation. On October 15, 2002, SJHS requested reconsideration of these rulings. On March 28, 2003, the Court denied SJHS's request for reconsideration of its September ruling and also barred SJHS from introducing any evidence concerning, or making any arguments concerning, its claims for "cover" damages. On May 20, 2003, the parties filed a "Proposed Joint Final Pretrial Order" in which SJHS listed alleged damages of approximately $13.8 million, including approximately $5.6 million in alleged "out-of-pocket," "resources," "labor" and other costs and approximately $5.9 million in "replacement" hardware and software. IDX has moved to dismiss all of these damages claims on grounds that they are barred by the Court's prior orders and by the contract's exclusion against consequential or incidental damages. Those motions are pending before the Court. The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages. The lawsuit is in the trial preparation stage, and trial is scheduled to commence on November 3, 2003.

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

GENERAL

Founded in 1969, IDX Systems Corporation provides information technology (software and service) solutions to maximize value in the delivery of healthcare by improving the quality of patient service, enhancing medical outcomes and reducing the costs of care. Healthcare providers purchase IDX systems, which are designed to be complementary and functionally rich, to improve their patients' experience through simpler access, safer care delivery and more streamlined accounting.

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

Our revenues from continuing operations increased to $101.4 million for the third quarter of 2003 from $88.9 million for the same period in 2002. Systems sales, which include software and hardware sales, increased 22.8% in the third quarter of 2003, while maintenance and service fees grew 9.6% as compared to the same period in the prior year.

We reported operating income of $8.1 million for the third quarter of 2003 as compared to operating income of $5.0 million for the same period in 2002, an increase of $3.1 million. In the third quarter of 2003, we reported net income from continuing operations of $10.3 million, or $0.35 basic earnings per share, as compared to net income from continuing operations of $3.9 million, or $0.14 basic earnings per share, for the same period in 2002, an increase of approximately $6.4 million.

Net income from continuing operations for the three and nine month periods ended September 30, 2003 includes a $4.4 million income tax benefit resulting from the decline in our deferred tax asset valuation allowance. The decline in the valuation allowance is a result of management expectations that the Company will more likely than not realize future tax benefits through tax planning strategies related to unrealized gains on the Company's investment in publicly traded common stock that the Company accounts for using the equity method of accounting. Net income from continuing operations for the nine months ended September 30, 2002, includes a gain of $2.9 million, net of income taxes, resulting from the sale of its majority owned subsidiary, ChannelHealth to Allscripts.

MATTERS AFFECTING ANALYSIS

On June 18, 2003, the Company completed the disposition of its wholly owned subsidiary, EDiX Corporation ("EDiX"), to Total eMed, Inc. ("TEM"), a medical transcription company based in Franklin, Tennessee. With the sale of EDiX, we no longer provide medical transcription outsourcing services, and effective as of the second quarter of 2003, the financial statements have been restated to reflect EDiX as a discontinued operation for all periods presented in this report. For purposes of this Quarterly Report on Form 10-Q, the discussion will relate to our Information Systems and Services segment as such segment is currently operated. As a result, EDiX is no longer being discussed as a separate segment. The results of EDiX through June 18, 2003 are discussed in the Results of Operations section below under Discontinued Operations.

OFF-BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2003, the Company did not engage in:

     o material off-balance sheet activities, including the use of structured finance or special purpose entities;

     o    trading activities in non-exchange traded contracts; or

     o transactions with persons or entities that benefit from their non-independent relationship with the Company, other than as described below.


         Richard E. Tarrant, Chairman of the Company's Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation ("LBJ Real Estate"). Certain executive officers of LBJ Real Estate are also directors or executive officers of the Company, including Robert H. Hoehl, a director of the Company, and John A. Kane, the Company's Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl and an independent individual. LBJ Real Estate holds a 1% general partnership interest in LBJ Ltd. Partnership, a Vermont limited partnership and an affiliate of the Company ("LBJ"), and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, the Company's Senior Vice President of Sales, and two other employees of the Company hold 72.95% limited partnership interest.

         Through September 30, 2003, the Company leased an office building from LBJ. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. The Company is continuing to lease the real estate from the new owners under a new lease agreement, which has been approved by certain independent members of the Board of Directors of the Company who have no financial interest in the transaction. Total rent paid to LBJ was approximately $414,000 and $417,000 during the nine months ended September 30, 2003 and 2002, respectively, related to this issue.

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

Revenue Recognition - We license software and sell hardware and related ancillary products to customers through our direct sales force. We generally recognize revenue from software license, hardware and related ancillary product revenues using the residual method when:

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

As part of an arrangement, we typically sell maintenance contracts as well as professional services to customers. Maintenance services include telephone and Web-based support as well as rights to unspecified upgrades and enhancements, when and if we make them generally available. Professional services are deemed to be non-essential and typically are for implementation planning, loading of software, installation of hardware, training, building simple interfaces, running test data and assisting in the development and documentation of process rules, and best practices consulting.

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

At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. Our typical payment terms include a deposit and subsequent payments based on specific milestone events and dates. If we consider the payment terms for the arrangement to be extended or if the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under SOP 97-2 and classify this revenue as deferred revenue, including deferred product revenue. Payments from customers are typically due within 90days of invoice date. We recognize deferred revenue, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

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

INCOME TAXES - Our valuation allowance relating to the net deferred tax assets is based on our assessment of historical pre-tax income as well as tax planning strategies designed to generate future taxable income. These strategies include estimates and involve judgments relating to certain unrealized gains in our investment in common stock of an equity investee. To the extent that facts and circumstances change, these tax-planning strategies may no longer be sufficient to support the deferred tax assets and we may be required to increase the valuation allowance. To the extent that we generate future taxable income against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and an increase in net income would consequently be reported in future periods.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 2002

REVENUES

The Company's total revenues increased to $101.4 million during the three months ended September 30, 2003 from $88.9 million for the same period in 2002, an increase of $12.6 million or 14.2%. Revenues from systems sales increased to $37.3 million during the three months ended September 30, 2003 (36.8% of total revenues) from $30.4 million for the same period in 2002 (34.2% of total revenues), an increase of $6.9 million or 22.7%. The increase in systems sales was due to an increase in software license revenue of $4.5 million and an increase in hardware and third party software revenue of $2.6 million as compared to the prior year.

Revenues from maintenance and service fees increased to $64.1 million during the three months ended September 30, 2003 (63.2% of total revenues) from $58.5 million for the same period in 2002 (65.8% of total revenues), an increase of $5.6 million or 9.6%. The increase was primarily due to annual maintenance price increases combined with an increase in installed base and a $2.8 million increase in installation, consulting and other services.

COST OF SALES

The cost of system sales increased to $13.4 million during the three months ended September 30, 2003 from $10.8 million for the same period in 2002, an increase of $2.6 million or 24.1%. The increase in cost of system sales is primarily a result of an increase in hardware included as a component of sales of the Company's system sales. The gross margin on systems sales decreased to 64.0% during the three months ended September 30, 2003 from 64.4% for the same period in 2002. Fluctuations in the gross profit margin as a percentage of system sales typically result from the revenue mix of software license revenue, which has a higher gross profit margin, and hardware and third party software sales, which have a lower gross profit margin. The decrease in the gross profit margin as a percentage of sales was primarily due to the increase in lower margin hardware and third party software sales as a component of system sales in the third quarter 2003 as compared to third quarter 2002.

The cost of maintenance and services increased to $44.6 million during the three months ended September 30, 2003 from $42.2 million for the same period in 2002, an increase of $2.4 million or 5.7%. The gross profit margin on maintenance and service fees increased to 30.4% during the three months ended September 30, 2003 as compared to 27.8% for the same period in 2002. The increase in margin was primarily due to increased maintenance revenue, which was only partially offset by growth in service and maintenance expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses increased to $21.3 million during the three months ended September 30, 2003 from $18.3 million for the same period in 2002, an increase of $3.0 million or 16.4%. This increase was primarily due to increases in professional fees of $1.3 million, occupancy expenses of $800,000, insurance expense of $300,000, depreciation of $300,000 and various other expenses of $300,000. As a percentage of total revenues, total selling, general and administrative expenses was 21.0% for the three months ended September 30, 2003 as compared to 20.6% for the same period in 2002.

SOFTWARE DEVELOPMENT COSTS

Total software development costs increased to $14.0 million during the three months ended September 30, 2003 from $12.5 million for the same period in 2002, an increase of $1.5 million or 12.0%. As a percentage of total revenues, total software development costs decreased to 13.8% during the three months ended September 30, 2003 from 14.1% for the same period in 2002. As a percentage of total system sales, total software development costs decreased to 37.4% during the three months ended September 30, 2003 from 41.2% for the same period in 2002. This decrease as a percentage of total system sales was primarily due to the higher systems sales amount in the three months ended September 30, 2003. The $1.5 million increase in total software development costs was primarily due to an increase in salary related expenses.

As described in Note 1 of our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002, which contain accounting policies and other disclosures required by generally accepted accounting principles, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Historically, costs incurred during beta site testing have not been material; however, as the Company develops products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become more significant in future reporting periods. Approximately $811,000 and $343,000 of total software development costs were capitalized during the three months ended September 30, 2003 and 2002, respectively. Amortization of software development costs was approximately $297,000 and $699,000 during the three months ended September 30, 2003 and 2002, respectively.

LEASE ABANDONMENT CHARGE

In the fourth quarter of 2002, the Company recorded a lease abandonment charge of $9.2 million in its core information systems and services business segment. The lease abandonment charge is related to asset impairment and rent obligations through 2005 under the lease agreement associated with the Company's former Seattle office. In 2002, the Company determined it would consolidate its Seattle operations into the new office space and abandon the space subject to the former lease. The Company has been unable to secure a sub-tenant to assume its prior lease. The lease abandonment charge consisted of costs related to the net present value of future lease payments of approximately $7.9 million and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. During the three months ended September 30, 2003, lease payments of approximately $700,000 were made. As of September 30, 2003, the Company had an accrual balance of $5.8 million primarily related to leased facilities, of which approximately $700,000 will be paid during the remainder of 2003, and approximately $5.1 million thereafter. In the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the financial statements in the period in which the sub-lease agreement is signed.

OTHER INCOME

Total interest income decreased to approximately $334,000 during the three months ended September 30, 2003 as compared to $934,000 for the same period in 2002. The decrease was primarily due to approximately $730,000 in nonrecurring interest income related to federal and state tax refunds during the three months ended September 30, 2002. Excluding the effect of interest income related to the tax refunds, interest income increased to $334,000 from $204,000 for the same period in 2002. This increase is primarily due to the receipt of sales proceeds from the EDiX transaction on June 18, 2003.

INCOME TAXES

The Company recorded an income tax benefit of approximately $1.9 million during the three months ended September 30, 2003, resulting in an effective tax rate from continuing operations for the quarter of (23.0%). This is lower than the Company's historical tax rate of 40.0% due to the utilization of previously reserved net operating losses and research and experimentation credits to offset income taxes and a decline in the deferred tax asset valuation allowance. The valuation allowance declined $4.4 million as a result of management expectations that the Company will more likely than not realize future tax benefits through tax planning strategies related to unrealized gains on the Company's investment in publicly traded common stock that the Company accounts for using the equity method of accounting. The Company recorded income tax expense of approximately $1.9 million during the three months ended September 30, 2002, an effective tax rate of 33.0%. This favorable rate is primarily the result of research and experimentation credits. The net deferred tax assets as of September 30, 2003 of approximately $7.0 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

GAIN ON SALE OF DISCONTINUED OPERATIONS

On June 18, 2003, the Company completed the sale of EDiX to TEM. The Company received $64.0 million in cash from TEM in exchange for all the capital stock of EDiX. Accordingly, EDiX was accounted for as a discontinued operation in the second quarter of 2003 and the Company reflected an estimated net gain on the sale of $26.4 million. The Stock Purchase and Sale Agreement, dated April 10, 2003 between the Company and TEM, as amended, provided for an adjustment of the purchase price to the extent the amount of working capital (current assets less current liabilities) of EDiX as of June 18, 2003 did not equal $20,796,000. The working capital adjustment was finalized as of October 22, 2003 as mutually agreed upon by the Company and TEM. An additional net gain of $814,000 was reflected this quarter as a gain on the sale of discontinued operations resulting in a net gain on the sale of discontinued operations of $27.2 million. The gain was offset by an additional net loss this quarter from discontinued operations of $814,000 due to the reclassification of operating expenses previously charged against the gain. See Note 13 of the Notes to Condensed Consolidated Financial Statements.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 2002

REVENUES

The Company's total revenues increased to $292.2 million during the nine months ended September 30, 2003 from $254.8 million for the same period in 2002, an increase of $37.4 million or 14.7%. Revenues from systems sales increased to $106.7 million during the nine months ended September 30, 2003 (36.5% of total revenues) from $83.8 million for the same period in 2002 (32.9% of total revenues), an increase of $22.9 million or 27.3%. The increase in system sales was due to an increase in software license revenue of $15.1 million and an increase in hardware and third party software revenue of $7.8 million as compared to the prior year.

Revenues from maintenance and service fees increased to $185.5 million during the nine months ended September 30, 2003 (63.5% of total revenues) from $171.0 million for the same period in 2002 (67.1% of total revenues), an increase of $14.5 million or 8.5%. The increase was primarily due to annual maintenance price increases combined with an increase in installed base and a $8.5 million increase in installation, consulting and other services.

COST OF SALES

The cost of system sales increased to $36.7 million during the nine months ended September 30, 2003 from $28.6 million for the same period in 2002, an increase of $8.1 million or 28.3%. The increase in cost of system sales was primarily a result of an increase in hardware included as a component of sales of the Company's systems sales. The gross margin on systems sales was 65.6% during the nine months ended September 30, 2003 as compared to 65.9% for the same period in 2002. Fluctuations in the gross profit margin as a percentage of system sales typically result from the revenue mix of software license revenue, which has a higher gross profit margin, and hardware and third party software sales, which have a lower gross profit margin. The decrease in the gross profit margin as a percentage of sales was primarily due to the increase in lower margin hardware and third party software sales as a component of system sales in the first nine months of 2003 as compared to the first nine months of 2002.

The cost of maintenance and services increased to $129.9 million during the nine months ended September 30, 2003 from $125.2 million for the same period in 2002, an increase of $4.7 million or 3.8%. The gross profit margin on maintenance and service fees increased to 30.0% during the nine months ended September 30, 2003 from 26.8% for the same period in 2002. The increase in margin was primarily due to increased maintenance revenue, which was only partially offset by growth in service and maintenance expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Total selling, general and administrative expenses increased to $62.8 million during the nine months ended September 30, 2003 from $54.5 million for the same period in 2002, an increase of $8.3 million or 15.2%. This increase was primarily due to increases in personnel related expenses of $2.9 million, occupancy expenses of $2.4 million, insurance expenses of $700,000, travel related expenses of $500,000, professional fees of $500,000, depreciation of $500,000, marketing related expenses of $500,000, and telecommunications expenses of $300,000. As a percentage of total revenues, total selling, general and administrative expenses remained fairly constant at 21.5% for the nine months ended September 30, 2003 as compared to 21.4% for the same period in 2002.

SOFTWARE DEVELOPMENT COSTS

Total software development costs increased to $41.6 million during the nine months ended September 30, 2003 from $36.6 million for the same period in 2002, an increase of $5.0 million or 13.7%. As a percentage of total revenues, total software development costs decreased to 14.2% during the nine months ended September 30, 2003 as compared to 14.4% for the same period in 2002. As a percentage of total system sales, total software development costs decreased to 39.0% during the nine months ended September 30, 2003 from 43.7% for the same period in 2002. The $5.0 million increase in total software development costs was primarily due to an increase in salary related expenses.

As described in Note 1 of our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2002, which contain accounting policies and other disclosures required by generally accepted accounting principles, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Historically, costs incurred during beta site testing have not been material, however, as the Company develops products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete beta site testing may be significantly more extensive. Consequently, capitalized software development costs may become more significant in future reporting periods. Approximately $1.5 million and $2.0 million of total software development costs were capitalized during the nine months ended September 30, 2003 and 2002, respectively. Amortization of software development costs was approximately $1.3 million and $1.7 million during the nine months ended September 30, 2003 and 2002, respectively.

LEASE ABANDONMENT CHARGE

In the fourth quarter of 2002, the Company recorded a lease abandonment charge of $9.2 million in its core information systems and services business segment. The lease abandonment charge is related to asset impairment and rent obligations through 2005 under the lease agreement associated with the Company's former Seattle office. In 2002, the Company determined it would consolidate its Seattle operations into the new office space and abandon the space subject to the former lease. The Company has been unable to secure a sub-tenant to assume its prior lease. The lease abandonment charge consisted of costs related to the net present value of future lease payments of approximately $7.9 million and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. During the first nine months of 2003, leasehold improvements of $1.3 million were written off and lease payments of approximately $2.1 million were made. As of September 30, 2003, the Company had an accrual balance of $5.8 million primarily related to leased facilities, of which approximately $700,000 will be paid during the remainder of 2003, and approximately $5.1 million thereafter. In the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the financial statements in the period in which the sub-lease agreement is signed.

OTHER INCOME

Total interest income decreased to approximately $743,000 during the nine months ended September 30, 2003 as compared to $1.5 million for the same period in 2002. The decrease was primarily due to approximately $730,000 in nonrecurring interest income related to federal and state tax refunds received in 2002. Excluding the effect of interest income related to the tax refunds, interest income decreased to $743,000 from $770,000 for the same period in 2002.This decrease was primarily due to lower interest rates in the nine months ended September 30, 2003 as compared to rates in the same period in 2002. Total interest expense increased to approximately $405,000 during the nine months ended September 30, 2003 from $233,000 during the same period in 2002, primarily due to higher balances on short-term borrowings.

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

INCOME TAXES

The Company recorded total income tax expense of approximately $2.0 million during the nine months ended September 30, 2003, resulting in an effective tax rate from continuing operations of 9.3%. This is lower than the Company's historical tax rate of 40.0% due to the utilization of previously reserved net operating losses and research and experimentation credits to offset income taxes and a decline in the deferred tax asset valuation allowance. The valuation allowance declined $4.4 million as a result of management expectations that the Company will more likely than not realize future tax benefits through tax planning strategies related to unrealized gains on the Company's investment in publicly traded common stock that the Company accounts for using the equity method of accounting. The Company recorded income tax expense of approximately $5.1 million during the nine months ended September 30, 2002, an effective tax rate of 33.0%. This favorable rate was primarily the result of research and experimentation credits. The net deferred tax assets as of September 30, 2003 of approximately $7.0 million are expected to be realized by generating future taxable income and are otherwise recoverable through available tax planning strategies.

GAIN ON SALE OF DISCONTINUED OPERATIONS

On June 18, 2003, the Company completed the sale of EDiX to TEM. The Company received $64.0 million in cash from TEM in exchange for all the capital stock of EDiX. Accordingly, EDiX was accounted for as a discontinued operation in the second quarter of 2003 and the Company reflected an estimated net gain on the sale of $26.4 million. The Stock Purchase and Sale Agreement, dated April 10, 2003 between the Company and TEM, as amended, provided for an adjustment of the purchase price to the extent the amount of working capital (current assets less current liabilities) of EDiX as of June 18, 2003 did not equal $20,796,000. The working capital adjustment was finalized as of October 22, 2003 as mutually agreed upon by the Company and TEM. An additional net gain of $814,000 was reflected this quarter as a gain on the sale of discontinued operations resulting in a net gain on the sale of discontinued operations of $27.2 million. The gain was offset by an additional net loss this quarter from discontinued operations of $814,000 due to the reclassification of operating expenses previously charged against the gain. See Note 13 of the Notes to Condensed Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company principally has funded its operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured bank lines of credit.

Net cash provided by or used in continuing operations is principally comprised of net income or loss and is primarily affected by the net effect of the change in accounts receivable, accounts payable, accrued expenses and non-cash items relating to depreciation and amortization, deferred taxes, the sale of ChannelHealth, and certain components of lease abandonment and restructuring charges. Accounts receivable, deferred revenue and accounts payable fluctuate considerably due to the nature of the Company's business, including, among other things, the length of installation efforts, which are dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. During the nine months ended September 30, 2003, accounts receivable from customers have been collected on average within 84 days, which represents a decrease of 7 days as compared to the year ended December 31, 2002 and an increase of 2 days as compared to the nine months ended September 30, 2002.

The sale of EDiX is not expected to have an adverse impact on the future liquidity of IDX. Since the acquisition of EDiX in 1999 until the disposition of EDiX in June 2003, IDX had contributed cash to support the on-going operations of EDiX.

Cash flows related to investing activities from continuing operations have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. The Company invested approximately $6.5 million on the acquisition and implementation of an enterprise resource planning system during 2002 and has invested $8.5 million for the nine months ended September 30, 2003. The Company anticipates investing an additional $3.0 million in the fourth quarter of 2003 and $2.4 million in 2004 related to this system implementation. During the nine months ended September 30, 2003, the cash flows provided by investing activities also included the inflow of $54.9 million from the sale of EDiX, net of transaction costs and net of $8.2 million of cash transferred as part of the EDiX business. See Note 13 of the Notes to Condensed Consolidated Financial Statements.

In addition, investing activities from continuing operations may also include purchases of, interests in, loans to and acquisitions of businesses for access to complementary products and technologies. The Company expects to continue in these types of activities in the future. In April 2002, the Company acquired a minority interest in Stentor, Inc., one of the Company's strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor, Inc. for $7.5 million. Each preferred share is convertible, at any time at the option of the holder, into one share of common stock of Stentor, Inc., subject to certain adjustments. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount paid by the Company to purchase such shares.

Cash flows from financing activities from continuing operations historically relate to the issuance of shares of the Company's common stock through the exercise of employee stock options and in connection with the Company's employee stock purchase plan and proceeds from the lines of credit.

Cash, cash equivalents and marketable securities at September 30, 2003 were $102.2 million, an increase of $47.8 million from December 31, 2002, due primarily to the proceeds received from the sale of EDiX. The Company entered into a new revolving line of credit agreement during the second quarter of 2002 allowing the Company to borrow up to $40.0 million, subject to certain restrictions. This line of credit is secured by deposit accounts, accounts receivable and other assets of the Company and certain of its subsidiaries and bears interest at the bank's base rate plus .25%. At September 30, 2003 the rate on the line was 4.25% and no amounts were outstanding. This line of credit is subject to certain terms and conditions and will expire on June 27, 2005.

In addition to existing financing arrangements, the Company owns, through a wholly owned subsidiary, approximately 7.5 million shares of common stock of Allscripts, a public company listed on the NASDAQ National Market under the symbol "MDRX". This investment is accounted for under the equity method. The Company recorded an equity loss during 2001 of $17.6 million on a pre-tax basis that reduced the balance of the Company's investment carrying balance in Allscripts to zero. The estimated market value of this investment is approximately $30.5 million as of September 30, 2003 based on the closing price per share of Allscripts common stock on September 30, 2003 on the NASDAQ National Market. Due to certain restrictions on the Company's ability to resell the stock, the value the Company might realize upon a sale of its position in Allscripts likely would be less than the value referenced in the preceding sentence.

The Company expects that its requirements for office facilities and other office equipment will grow as staffing requirements dictate. The Company's operating lease commitments consist primarily of office leases for the Company's operating facilities. The Company plans to increase its professional staff during the remainder of 2003 as needed to meet anticipated sales volume and to support research and development efforts for certain products. To the extent necessary to support increases in staffing, the Company may obtain additional office space.

The following table summarizes our contractual obligations at September 30, 2003, and the effect such obligations are expected to have on our liquidity and cash in future periods:

(IN THOUSANDS)               TOTAL    REMAINDER OF
                                          2003    2004-2005  2006-2007 2008+
--------------------------------------------------------------------------------

 Contractual Obligations
     Non-cancelable
     operating leases        $ 147,556    $ 3,643 $ 29,793   $ 26,117  $ 88,003

                             ---------------------------------------------------

 Total contractual
   cash obligations          $ 147,556    $ 3,643 $ 29,793   $ 26,117  $ 88,003
                             ---------------------------------------------------


Of the $147.6 million in non-cancelable operating lease obligations, approximately $5.8 million was accrued in 2002 as a lease abandonment charge. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

The Company believes that currently available funds will be sufficient to finance its operating requirements at least through the next twelve months. To date, inflation has not had a material impact on the Company's revenues or income.

NEW ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the disclosure requirements made by a guarantor in its interim and annual statements explaining that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation imposed by issuing a guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's fiscal year-end. The provisions of FIN 45 do not have a material impact on the financial position of IDX.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. On October 8, 2003, the Financial Accounting Standards Board deferred the effective date of FIN 46 for variable interest entities created before January 31, 2003 to periods ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition Disclosure, An Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosure in financial statements regarding the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal and interim periods ending after December 15, 2002. The Company will continue to apply APB No. 25 as the method used to account for stock-based employee compensation arrangements, where applicable, but has adopted the disclosure requirements of SFAS No. 148.

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

FINANCIAL TRENDS. Although the Company's results from operations have been fairly stable during 2002 and the first nine months of 2003, since 1999 the Company's revenue and results from operations have been volatile. During 2000 and 2001, certain of the Company's customers delayed making purchasing decisions with respect to certain of the Company's software systems resulting in longer sales cycles for such systems. Management believes such delays were due to a number of factors, including customer organization changes, government approvals, pressures to reduce expenses, product complexity, competition and the September 11 national tragedy. While the Company believes these factors were temporary, they may continue to cause reductions or delays in spending for new systems and services in the future. If these delays reoccur, they may cause unanticipated revenue volatility, decreased revenue visibility and affect the future financial performance of the Company.

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

CHANGES AND CONSOLIDATION IN THE HEALTHCARE INDUSTRY. IDX currently derives substantially all of its revenues from sales of financial, administrative and clinical healthcare information systems, and other related services within the healthcare industry. As a result, the success of IDX is dependent in part on political and economic conditions as they relate to the healthcare industry.

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

Some of IDX's competitors have greater financial, technical, product development, marketing and other resources than IDX, and some of its competitors offer products that we do not offer. The Company's principal existing competitors include Eclipsys Corporation, McKesson Corporation, Siemans AG, Epic Systems Corporation, GE Medical and Cerner Corporation. Each of these competitors offer a suite of products that compete with many of IDX's products. There are other competitors that offer a more limited number of competing products. IDX may be unable to compete successfully against these organizations. In addition, IDX expects that major software information systems companies, large information technology consulting service providers and system integrators, and others specializing in the healthcare industry may offer competitive products or services.

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

HIPAA AND RELATED REGULATIONS

Federal regulations issued in accordance with the Health Insurance Portability and Accountability Act of 1996, or HIPAA, impose national health data standards on health care providers that conduct electronic health transactions, health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans. Collectively, these groups, including most of IDX's customers and IDX's e-Commerce Services clearinghouse business, are known as covered entities. These HIPAA standards include:

        o transaction and code set standards (the "TCS Standards") that prescribe specific transaction formats and data code sets for certain electronic health care transactions;

        o privacy standards (the "Privacy Standards") that protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and

        o data security standards (the "Security Standards") that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

All covered entities were required to comply with the TCS Standards by October 16, 2003. The Privacy Standards imposed by HIPAA have been in effect for most covered entities since April 14, 2003, while the compliance deadline for the Security Standards is April 21, 2005.

Failure to comply with the standards under HIPAA may subject IDX to civil monetary penalties and, in certain circumstances, criminal penalties. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. However, civil monetary penalties may not be assessed if a covered entity's failure to comply is based on reasonable cause and not willful neglect, and the failure to comply is remedied within 30 days, or a longer period determined to be appropriate by the U.S. Department of Health and Human Services, or HHS. The U.S. Department of Justice, or DOJ, may seek to impose criminal penalties for certain violations of HIPAA. Criminal penalties under the statute vary depending upon the nature of the violation but could include fines of not more than $250,000 and/or imprisonment.

HIPAA TRANSACTION AND CODE SET STANDARDS

Many covered entities, including some of IDX's customers, IDX's eCommerce Services clearinghouse business, and trading partners of IDX's clearinghouse business, were not fully compliant with the TCS Standards as of October 16, 2003. However, IDX has deployed contingency plans to accept non-standard transactions, as contemplated in the "Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline" (which we refer to as the CMS Guidance) issued by the Centers for Medicare & Medicaid Services, or CMS, on July 24, 2003. In the CMS Guidance, CMS stated that covered entities are responsible for complying with the TCS Standards following the October 16, 2003 compliance date. However, the CMS Guidance also provides that CMS's focus will be on obtaining voluntary compliance and that CMS will follow a complaint-driven approach to enforcement of the TCS Standards. The CMS Guidance also indicates that CMS will consider a covered entity's good faith efforts to comply with the TCS Standards in determining whether to seek civil monetary penalties against a non-compliant covered entity and whether to extend the time allowed for the covered entity to remedy the non-compliance.

The CMS Guidance also indicated that in connection with its enforcement activities, CMS might require non-compliant covered entities to submit and implement corrective action plans to achieve compliance in a time and manner acceptable to CMS. CMS has provided no further guidance on when it might require a corrective action plan, or what a corrective action plan might involve. In the event that IDX were required to submit and implement a corrective action plan, IDX could be required to take steps and incur costs to achieve compliance in a different manner or shorter timeframe than IDX would otherwise choose, which could have an adverse impact on IDX's business operations.

In light of the CMS Guidance, IDX has taken a number of steps to update its systems and work with its customers and trading partners to achieve compliance with the TCS Standards. IDX has made significant changes to the software and information systems that it uses internally and that customers and trading partners use in the conduct of business with IDX. IDX has also established with most of its customers and trading partners the electronic pathways necessary to process transactions in compliance with the TCS Standards and conducted testing, re-testing and quality assurance processes related to such transactions, and made adjustments to its systems where appropriate. IDX has also undertaken educational and outreach efforts to communicate with its customers and trading partners relating to the CMS Guidance, IDX's and its customers' and trading partners' approach to compliance with the TCS Standards, and implementation of contingency plans.

Although IDX has taken these proactive steps, by deploying its contingency plan and accepting non-standard transactions, IDX, like most covered entities, was not in full compliance with the TCS Standards as of and since October 16, 2003. Although the CMS Guidance indicated that CMS will follow a complaint-driven approach, IDX cannot provide any assurances regarding how CMS would apply the CMS Guidance in general or to IDX's e-Commerce Services clearinghouse business in particular. In the event of enforcement action by CMS against IDX, there can be no assurances that IDX will be able to establish good faith efforts sufficient to protect it from liability for civil monetary penalties. There also can be no assurances that CMS would be willing to extend the 30-day time period for IDX to remedy its non-compliance, or that IDX would be able to remedy its non-compliance within the 30-day time period or any extended period granted by CMS.

Even with the deployment of contingency plans, it is possible that there may be disruption in current claim submission and payment cycles, which could adversely affect IDX's customers' ability to pay IDX for its services and products and could adversely impact anticipated revenue of IDX's eCommerce Services clearinghouse business. As a result, IDX could experience loss of anticipated revenue. Further, since the entire healthcare system, including IDX's eCommerce Services clearinghouse business and its customers who use IDX's information systems to generate claims data, has not operated at full capacity using the newly-mandated standard transactions, it is possible that currently undetected errors may cause rejection of claims, extended payment cycles, system implementation delays, cash flow reduction, with the attendant risk of liability and claims against the company.

As stated above in the section entitled "HIPAA and Related Regulations," the DOJ may seek to impose criminal penalties, including fines and imprisonment, in the event of a covered entity's knowing violation of HIPAA. It is not clear whether criminal penalties may be imposed for violations only of the Privacy Standards, or also for violations of the TCS Standards. To date, the DOJ has not provided any guidance regarding when it would seek to impose criminal penalties for violations of the HIPAA regulations. There can be no assurances that the DOJ will not seek criminal penalties against IDX for its failure to comply with the TCS Standards.

HIPAA PRIVACY STANDARDS

The Privacy Standards apply to the portions of IDX's eCommerce Services clearinghouse business that process healthcare transactions and provide technical services to other participants in the healthcare industry. The Privacy Standards place on covered entities specific limitations on the use and disclosure of individually identifiable health information. The Privacy Standards also require covered entities like the IDX eCommerce Services clearinghouse business to establish policies and procedures to safeguard individually identifiable health information, and to obtain individual authorizations for some uses and disclosures of such information. The Privacy Standards further provide certain access rights to individuals.

IDX made certain changes in its products and services to comply with the Privacy Standards. The effect of the Privacy Standards on our business is difficult to predict and there can be no assurances that IDX will adequately address the risks created by the Privacy Standards and their implementation or that IDX will be able to take advantage of any resulting opportunities. In addition, we are unable to predict what changes to the Privacy Standards might be made in the future or how those changes could affect our business.

States may also adopt privacy or security standards that are more stringent than the Privacy Standards. This may lead to different restrictions for handling health information. As a result, IDX's customers may demand information technology solutions that are adaptable to reflect different and changing regulatory requirements. In the future, federal or state governmental authorities may impose additional restrictions on the collection, use, transmission and other disclosures of health information. IDX cannot predict the potential impact that these future rules, as finally approved, may have on its business. However, the demand for IDX's products may decrease if IDX is not able to develop and offer products that can address the regulatory challenges and compliance obligations facing its customers.

HIPAA SECURITY STANDARDS

On February 20, 2003, HHS published the Security Standards. The Security Standards establish detailed requirements for safeguarding patient information that is electronically transmitted or electronically stored. The Security Standards establish 42 implementation specifications, 20 of which are "required," meaning they must be implemented as specified in the rule, while the other 22 are "addressable." Complying with "addressable" implementation specifications will require IDX to assess whether these specifications constitute a reasonable and appropriate safeguard for the particular business activity; if not, IDX must design and implement an alternative approach to satisfy the particular standard. The Security Standards apply to the portions of our eCommerce Services clearinghouse business that process healthcare transactions, that provide technical services to other participants in the healthcare industry, and that enable electronic communications of patient information among healthcare industry participants. Most participants in the healthcare industry must be in compliance with the Security Standards by April 21, 2005.

Some of the Security Standards are technical in nature, while others may be addressed through policies and procedures for using information systems. The Security Standards may require us to incur significant costs in evaluating our products and in ensuring that our systems meet all of the implementation specifications. We are unable to predict what changes might be made to the Security Standards prior to the 2005 implementation deadline or how those changes might impact our business. The effect of the Security Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Security Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

GENERAL

The effect of HIPAA on IDX's business is difficult to predict and there can be no assurances that IDX will adequately address the business risks created by HIPAA and its implementation, or that IDX will be able to take advantage of any resulting business opportunities. Furthermore, IDX is unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect its business or the costs of compliance with HIPAA.

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

LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS. IDX is involved in several litigation matters which are described in greater detail in Part II,
Item 1, Legal Proceedings. An unfavorable resolution of pending litigation could have a material adverse effect on IDX's financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of IDX management regardless of the outcome. There can be no assurance that IDX will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of normal business operations of IDX.

No charges of wrongdoing have been brought against the Company in connection with the U.S. Attorney's investigation, which is also described in greater detail in Part II, Item 1, Legal Proceedings, and the Company does not believe that it has engaged in any wrongdoing in connection with this matter. However, since this investigation is or may still be underway and, investigations of this type customarily are conducted in whole or in part in secret, the Company lacks sufficient information to determine with certainty its ultimate scope and whether the government authorities will assert claims resulting from this investigation that could implicate or reflect adversely upon the Company. Because the Company's reputation for integrity is an important factor in its business dealings with NIST and other governmental agencies, if a government authority were to make an allegation, or if there were to be a finding, of improper conduct on the part of or attributable to the Company in any matter, including in respect of the U.S. Attorney's investigation, such an allegation or finding could have a material adverse effect on the Company's business, including its ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from this investigation and related matters could have such a material adverse effect.


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

Internationally, IDX invoices customers in United States currency. The Company is exposed to minimal foreign exchange rate fluctuations and does not enter into foreign currency hedge transactions. Through September 30, 2003, foreign currency fluctuations have not had a material impact on our financial position or results of operations.

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

Interest rates on short-term borrowings with floating rates carry a degree of interest rate risk. Our future interest expense may increase if interest rates fluctuate. Interest expense was immaterial in the first nine months of 2003 and 2002. Interest income on the Company's investments is included in "Other Income". The Company accounts for cash equivalents and securities available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. The Company's investments are classified as securities available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During 2002, the Company began implementation of an enterprise resource planning ("ERP") system, designed to align and integrate the Company's employees, processes and technology through software applications. The ERP system includes enterprise financial reporting applications, of which the Company implemented during the fourth quarter of 2002 the core applications for general ledger, accounts receivable, billing, accounts payable and fixed assets. Since the initial implementation, the Company has made minor modifications to those applications to improve their overall design and effectiveness, and we may take other corrective action if our reviews identify any deficiencies or weaknesses in our controls. Management believes that the ongoing implementation of the ERP system will only enhance our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In late 2001, the Company finalized a "Cooperative Agreement" with a non-regulatory federal agency within the U.S. Commerce Department's Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST to a joint venture composed of the Company and four other joint venture partners. The project entails research and development to be conducted by the Company and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST and that the Company never had a serious interest in researching the technological solutions described in the proposal to NIST.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a "qui tam" complaint. The Company has no information regarding the specific allegations in the qui tam complaint. Further, the Company has no information concerning the actual amount of money at issue in the qui tam complaint or in any action the employee has brought claiming damages for alleged retaliatory actions by the Company. The Company has been informed that the U.S. Attorney's office will investigate the claims. The Company has not yet been served with legal process detailing the allegations. The Company has also recently been informed by the U.S. Attorney's office that it is investigating whether the Company made false statements in connection with the application for the project award from NIST. The Company is reviewing information provided by the U.S. Attorney and intends to cooperate in the U.S. Attorney's investigation.

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

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled MAURICIO A. LEON, M.D. V. IDX SYSTEMS CORPORATION (case no CV03 1158P) asserting that the Company had knowledge that the employee engaged in "protected activity" and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee's rights under the federal and state discrimination laws. The employee also asserts other causes of action including wrongful termination in violation of public policy, fraudulent inducement to enter into an employment contract with the Company, and negligent and intentional infliction of emotional distress. The employee requests relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys' fees, interest and costs. In addition, the employee's complaint alleges that the Company falsified unspecified documents submitted to the Government and made unspecified false statements to the Government.

Following a hearing on October 21, 2003, the Court on October 22, 2003, issued a series of orders regarding alignment of the IDX V. LEON and LEON V. IDX cases. Pursuant to the orders, the claims asserted by the parties will proceed under the case of Leon v. IDX, case number CV03-1158. The employee may file an amended complaint within 14 days to address concerns raised in IDX's motion to strike, and IDX will realign its declaratory judgment claims as affirmative defenses and/or counterclaims in that case. The employee has filed a motion for an injunction to reinstate his pay and benefits pending conclusion of the action. The motion is scheduled for hearing on November 21, 2003. The Company intends to vigorously defend itself and to vigorously pursue relief through prosecution of its own claims in the consolidated lawsuits.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee's complaint asserts that, notwithstanding alleged notice to the Company of the employee's allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee's complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act's whistleblower provisions. The employee's complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Department of Occupational Health and Safety is investigating the employee's complaint on behalf of the U.S. Department of Labor, and the Company intends to cooperate in the investigation. The Company intends to vigorously defend against these claims.

There are additional claims made by the employee against the Company, including a charge with the U.S. Equal Employment Opportunity Commission, claiming that the employee was discriminated against in violation of the Americans with Disabilities Act, the processing of which the EEOC has subsequently terminated through a Notice of Right to Sue. In addition, based on a media report, the Company believes the employee has also apparently filed a claim with the Office of Civil Rights of Health and Human Services based on an assertion that the Company retaliated against him by allegedly releasing medical information in violation of the requirements of the Health Insurance Portability and Accountability Act or 1996. The Company has not received notice of any charge from the agency, and the agency has not confirmed that any claim has been filed. The Company intends vigorously to defend against the claims.

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (SJHS), in the United States District Court for Eastern District of Michigan, entitled IDX SYSTEMS CORPORATION V. ST. JOHN HEALTH SYSTEM (case no 00-71631). Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming unspecified damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS's lawsuit was removed to and consolidated in the federal court. In its answer to the Company's lawsuit, SJHS asserted the same claims previously asserted in its state court action. In September 2001, SJHS specified damage claims of approximately $77.0 million in allegedly lost savings, and in January 2002 raised another theory of alleged unspecified damages for "cover" (system replacement costs). On September 30, 2002, the United States District Court for the Eastern District of Michigan dismissed all of SJHS's claims of fraud, tort and breach of contract, and SJHS's claims for alleged lost savings and consequential damages, leaving only its claim for anticipatory repudiation. On October 15, 2002, SJHS requested reconsideration of these rulings. On March 28, 2003, the Court denied SJHS's request for reconsideration of its September ruling and also barred SJHS from introducing any evidence concerning, or making any arguments concerning, its claims for "cover" damages. On May 20, 2003, the parties filed a "Proposed Joint Final Pretrial Order" in which SJHS listed alleged damages of approximately $13.8 million, including approximately $5.6 million in alleged "out-of-pocket," "resources," "labor" and other costs and approximately $5.9 million in "replacement" hardware and software. IDX has moved to dismiss all of these damages claims on grounds that they are barred by the Court's prior orders and by the contract's exclusion against consequential or incidental damages. Those motions are pending before the Court. The Company believes the claims of SJHS are without merit and continues to vigorously defend itself and prosecute its own claims for damages. The lawsuit is in the trial preparation stage, and trial is scheduled to commence on November 3, 2003.

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

         None

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

         (b) The registrant filed the following reports on Form 8-K during the third quarter of 2003:

              On July 3, 2003, the registrant filed a report on Form 8-K reporting that on June 18, 2003, it had completed the disposition of its wholly owned subsidiary, EDiX Corporation, to Total eMed, Inc.

              On July 22, 2003, the registrant furnished a report on Form 8-K, which attached a press release regarding its financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IDX SYSTEMS CORPORATION



Date:  November 4, 2003             By: /s/ JOHN A. KANE
                                        _________________________________
                                        John A. Kane,
                                        Sr. Vice President, Finance and
                                        Administration, Chief Financial
                                        Officer and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)

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