Form 10-K
period 2003-12-31
IDX SYSTEMS CORP
filed 2004-03-15
CIK 1001185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

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

Common Stock, $.01 par value

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $340,273,860 based on the last reported sale price of the Common Stock on the NASDAQ consolidated transaction reporting system on June 30, 2003.

Number of shares outstanding of the registrant’s class of Common Stock as of February 27, 2004: 29,963,667.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III hereof.

The following trademarks used herein are owned by IDX: Flowcast, Groupcast, Carecast, Imagecast, IDX, LastWord, IDXtend and Web Framework. All other trademarks referenced in this Annual Report on Form 10-K are the property of their respective owners.

IDX SYSTEMS CORPORATION

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2003

PART I

ITEM 1.    BUSINESS

Overview

IDX Systems Corporation (“IDX” or the “Company”) is a leading provider of software, services and technologies for healthcare organizations. Our mission is to use information technology to maximize value in the delivery of healthcare by improving the quality of patient access and service, enhancing medical outcomes and reducing the cost of care.

We believe that a transformation in healthcare is occurring, driven by information technology. IDX envisions itself as a key driver of this transformation with software solutions that bring the stakeholders of patient care into an integrated process, simplifying patient access, streamlining the revenue cycle and improving patient care. IDX solutions are designed to enable healthcare providers to save money, time and lives.

As of December 31, 2003, IDX systems were deployed to serve approximately 138,000 physicians and were installed at over 3,370 customer sites, including over 175 large group practices with greater than 200 physicians, over 665 small- and mid-sized group practices with less than 200 physicians, and over 380 integrated delivery networks serving more than 500 hospitals. We believe that we are firmly established in the growing clinical arena, that the group practice business is strong and that hospitals as well as integrated delivery networks are intensifying their concentration on improving business performance.

The Company operates under the IDX® brand name, providing information systems and services for physician group practices, hospitals and integrated delivery networks. Revenues consist primarily of software licensing, services, and hardware sales.

IDX patient access, financial and business intelligence products for hospitals, integrated delivery networks and group practices are packaged as IDX® Flowcast™ and IDX® Groupcast™. Clinical solutions are generally packaged as the IDX® Carecast™ System. IDX’s radiology and imaging products are marketed as IDX® Imagecast™.

In June 2003, we completed the disposition of our wholly owned subsidiary, EDiX Corporation (“EDiX”), to Spheris, formerly Total eMed, Inc. (“TEM”), a medical transcription company based in Franklin, Tennessee, for approximately $64.0 million. The sale resulted in a gain of $26.5 million, including an income tax benefit of $2.7 million, and generated approximately $53.6 million in cash, net of our transactions costs and cash transferred as part of the sale. With the sale of EDiX, we no longer provide medical transcription outsourcing services. We are focused on our core business, Flowcast, Groupcast, Carecast and Imagecast, delivering leading software solutions across the care continuum, which we believe present significant potential for both revenue and earnings growth. Accordingly, we began reporting one segment, Information Systems and Services, effective as of June 2003.

IDX was incorporated in Vermont on June 2, 1969. The Company’s executive offices are located at 40 IDX Drive, South Burlington, Vermont 05403-1070 and its telephone number is (802) 862-1022. Our Internet address is http://www.idx.com; at this web site, we promptly post and make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Sec. 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

Industry Background

Healthcare costs in the United States have risen over the past two decades relative to the overall rate of inflation. We believe that pressures to control costs have contributed to the movement of care from expensive inpatient settings, such as hospitals, to ambulatory settings, and that ambulatory care providers, particularly physician groups, control a substantial portion of total healthcare resources. IDX is the largest provider of systems to large group practices in the U.S.

The Company believes increased consumer, government, employer and payer awareness of the high incidence and resulting cost of medical errors will result in an increased interest in clinical information systems. According to the report published by the Institute of Medicine (IOM) of the National Academies, between 44,000 and 98,000 unnecessary deaths result in the United States each year from errors in medical treatment, making medical errors the eighth leading cause of death, ahead of automobile accidents, breast cancer, and AIDS. Aside from human costs, the total financial cost of medical errors has been estimated at up to $8 billion per year. A significant portion of medical errors result from incorrect administration of medications—the wrong drug (often stemming from misinterpreted handwriting or medications with similar sounding names), the wrong dosage and unanticipated interactions with other drugs or patient conditions that were not noted. The Company believes online information processing, specifically computerized physician ordering of medications, can decrease the incidence of adverse drug events resulting from medication errors.

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

Healthcare organizations face increasing regulation and scrutiny by federal, regional and local authorities. Compliance with regulations governing healthcare cost reimbursement, insurance and administration impose financial burdens on healthcare organizations. Recently, proposed and final regulations published under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) have created significant operational challenges to healthcare providers and payers. IDX believes well designed, up-to-date information solutions can play significant roles in complementing healthcare organizations’ efforts to achieve internal compliance.

Strategy

To accomplish our mission, we have positioned IDX to make a contribution to the transformation of healthcare with software and connectivity solutions that give clinicians and other staff at healthcare organizations access to accurate information at appropriate times and locations in the continuum of healthcare delivery, and provide patients with seamless access to the delivery system. IDX develops software that is intended to save money, time and lives by making healthcare business and clinical practices better through smart, efficient and reliable products and services.

The IDX strategy is based on leveraging and building on our industry-leading portfolio of comprehensive administrative, clinical, and financial information systems for the medical group, hospital and integrated delivery network. Key elements of the IDX strategy are:

•	Connect the delivery system through patient access and physician connectivity

•	Market clinical products as comprehensive clinical solutions

•	Provide products and services to improve business performance

•	Provide products that support regulatory and compliance efforts

•	Provide robust solutions to meet the needs of integrated delivery networks

•	Expand medical group practice market share

•	Accelerate delivery of products and services

Products

Flowcast markets business performance solutions for hospitals, integrated delivery networks, large group practices and academic medical centers. Flowcast solutions include products for patient access, financial management, decision support, document management and connectivity across the enterprise. IDX believes that establishing a sound business environment is fundamental to improving the quality of care. Flowcast solutions focus on enhancing business performance, improving patient access and satisfaction and meeting regulatory requirements.

Flowcast helps customers increase revenue by accelerating and increasing collections while reducing administrative expenses. Capabilities across the entire “revenue cycle” are enhanced so that interdependent administrative, financial and clinical activities effectively contribute to accurate, timely capture and presentation of the information necessary for procuring prompt payment for services. Organizational efficiency and lower costs are driven by fewer errors and less manual intervention and rework. Technology and service components save customers time and money by automating work processes and improving the way work flows in the healthcare environment.

IDX expects that Flowcast solutions will continue to enhance customers’ ability to manage their business in smarter, better, and more effective ways, allowing customers to continue to realize tangible return on investment from their IDX system. The ability of Flowcast to consolidate and improve patient access and financial processes across the continuum of care, its track record of delivering tangible benefits, including enhanced business performance and improved patient satisfaction and its advanced technology foundation, including Electronic Data Interchange (“EDI”) integration, electronic document management, task management engines and role-based portals, are designed to help Flowcast’s customers achieve and maintain status as leaders in their field.

Flowcast business performance solutions are integrated with the TouchWorks™ ambulatory clinical solutions from Allscripts Healthcare Solutions Inc., (“Allscripts”) pursuant to our strategic alliance agreement with Allscripts. Flowcast and TouchWorks work together as a combined solution to integrate and automate financial, administrative and clinical processes in large physician groups. Customer benefits include improved delivery of care, greater organizational efficiency and faster reimbursement for services.

The Carecast Enterprise Clinical System represents the next generation of electronic clinical information solutions, delivering subsecond response time and exceptional reliability to support fast-paced clinical environments. Developed by and for providers—in collaboration with some of the nation’s leading hospitals, clinicians and healthcare executives—Carecast builds on more than 20 years of innovation with the LastWord® enterprise clinical system. The system automates workflow throughout the healthcare enterprise and is designed to enable rapid access to patient records across the care continuum, from admission to discharge, including pharmacy and ambulatory care. It integrates clinical processes for orders, results, pharmacy and clinical documentation with administrative and financial processes for scheduling, registration, admitting, charging and billing. The result is a comprehensive lifetime patient record designed to enhance the quality of care and promote operational efficiencies. Carecast further safeguards patient care through its computerized physician order entry (“CPOE”) and wireless bar code medication charting capabilities. Critical attributes of the Carecast system that distinguish it from its competition are a 99.9% uptime guarantee and subsecond response time.

The Carecast Web Framework facilitates information flow using a web-based user interface. The Carecast system’s design and web-based architecture help reduce training time and enhance user interaction with the system. Clinical Information Management applications in Carecast serve clinicians in a variety of inpatient and outpatient settings. Automated workflow tools support caregiver activities such as assessments, charting, and patient classification while protocols and outcomes management is supported through access to a structured medical knowledge database. Other applications include Scheduling (to balance patient needs and clinical workflow), Pharmacy (to increase efficiency while decreasing medical errors), Emergency Department (to improve patient flow management and integrate care activities with the patient’s long-term record) and Image Access (which provides access to notes, diagnostic reports and images).

Administrative and Financial Information Management applications work to impart a complete financial and administrative solution. Patient Accounting captures billing details, triggered by medical activities at the point of care, in the patient record and produces claim forms and reports, while supporting compliance with regulatory requirements. HIPAA compliant electronic transactions for eligibility, claims and remittances are integrated into these applications. Management Reporter creates queries and retrieves data needed for departmental management and tactical analysis. Interactive Eligibility Interface is designed to increase cash flow, reduce administrative costs and enhance patient satisfaction by automating insurance verification. Medical Records automates activities related to releasing patient record information in response to external requests, including tracking, billing and collection.

Carecast runs on the HP Nonstop™ Server.

The Groupcast Practice Management Solution offering provides a comprehensive solution to address sound financial management, patient management, administrative efficiency, clinical excellence, decision support and patient satisfaction for the medical group practice, management service organization, and other billing organizations that service the physician group marketplace. Groupcast solutions help customers improve their revenue cycle, streamline patient flow and business processes at every step in the delivery of care. Specific functionality includes patient interactive web services, scheduling, referral management, eligibility, demographic management, online EDI connectivity to payers, collections, document imaging and decision support tools. Relational reporting using Microsoft® SQL Server turns data into meaningful information for decision makers, and integration with the Allscripts TouchWorks Clinical solutions provides seamless access to the full range of clinical information.

The Groupcast Patient Centered Design approach to development leads to simplified system workflow using the latest HTML/Java graphical interface tools, which reduces the solution total cost of ownership and helps manage complex healthcare information. Key components of the technology foundation include an advanced web-based architecture, the UNIX operating system and a relational database reporting platform.

Complementary Groupcast offerings include Claims EDI and Online Status Tracking via the IDX eCommerce Services, Claim Validation and Editing tools, Electronic Charge Scanning and Document Imaging. Through IDX eCommerce Services, IDX offers a HIPAA-ready EDI solution to handle customer claims, remittances, statements, claims status and mailing services. Groupcast is committed to achieving universal connectivity throughout its entire suite of solutions by offering a portfolio of integration tools.

Imagecast is a leader in providing specialty workflow solutions that integrate images and information from across the healthcare enterprise. Imagecast solutions manage the clinical, demographic, administrative, billing, scheduling and image management information of specialty care departments.

The Imagecast Radiology Information System (“RIS”) provides a range of capabilities for managing the administrative and clinical requirements of a radiology department—from a single organization to the complex needs of the integrated delivery network. Imagecast RIS is designed to streamline workflow and improve operational efficiency. Its web architecture is designed for economy, accessibility, flexibility of implementation and easy expansion within and among facilities.

The Imagecast Imaging Suite integrates patient and clinical information with third-party modality and archiving functions. It enables bidirectional communication among the RIS, Picture Archiving Communication Systems (“PACS”) and modalities to facilitate the transition from a film-based department to a digital imaging environment. Imaging Suite also provides the ability to immediately correct image header errors, standard DICOM and HL7 protocol support and the ability to integrate with third-party web viewers.

Imagecast PACS is a revolutionary approach to intelligent medical image and information management that is designed to integrate advanced technologies in workflow and image distribution to dramatically improve the accessibility and timeliness of radiology imaging studies. Built exclusively on a single RIS/PACS database strategy, Imagecast PACS leverages the power of Imagecast RIS to maintain a single database instance of all patients and exams.

These three offerings: Imagecast RIS, Imaging Suite, and PACS represent the IDX Enterprise Medical Image and Information Management System (“EMIMS”). By combining the advanced intelligence of the Imaging Suite with the innovative image distribution technology of Imagecast RIS and PACS, IDX offers a web-based, single database solution for all patient data. IDX believes this unified database solution significantly improves the accessibility and timeliness of radiology imaging studies while reducing the high capital expenditures associated with PACS or traditional film-based systems.

Services

IDX maintains a Customer Services organization to install its products and to support and provide professional, technical and other consulting services to its customer base. IDX has the consulting expertise desired by the growing number of larger and more sophisticated healthcare enterprises as they re-engineer healthcare delivery processes and deploy information systems to support these processes. The customer services organization is experienced at installing and supporting systems in large organizations with thousands of computer users across multiple departments.

Installation Services. IDX installation representatives work with customers to optimize the use of IDX products to meet specific business needs. Services include project management, train-the-trainer programs, best practices comparison to other IDX customers and systems conversion and implementation assistance.

Maintenance Services. IDX provides ongoing software support to a substantial number of the Flowcast and Carecast customer base under contracts that are typically for a term of one or more years. These contracts generally renew automatically unless terminated at the option of either the customer or IDX. Software maintenance services consist of providing the customer with certain new software upgrades, on an “if and when available” basis, and general support, including error corrections and telephone consultation. Software maintenance services are generally available either on a 24-hour-a-day basis or during normal business hours.

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

The following services are provided by the IDX consulting organization:

Carecast Consulting Services: Consulting services for all the Carecast system applications, implementation process, project management, technical (systems and report writing), expert rules, upgrades, release migration, programming and best practices.

Flowcast Consulting Services (formerly Xcede): Consulting Services in the areas of Flowcast application consulting, contract programming, process redesign, organization change management, outsourcing and systems integration across the enterprise. Diagnostic assessments to improve operational and financial performance and ensure adherence to HIPAA regulatory requirements have resulted in significant returns on investment for IDX customers.

Radiology Professional Management Services: System analysis and process redesign for radiology groups.

BUSINESS RELATIONSHIPS

Allscripts Healthcare Solutions, Inc.

In January 2001, IDX entered into a ten-year strategic alliance with Allscripts to cooperatively develop, market, and sell integrated clinical and practice management products. The agreement between IDX and Allscripts prohibits IDX from formally collaborating with another entity to integrate Groupcast solutions or Flowcast products with products that would compete with the Allscripts products. Allscripts may not develop any practice management products or enter into a similar collaborative relationship with certain IDX competitors. The alliance enables IDX and Allscripts to offer a hand-held solution that logically fits into the physician workflow.

Stentor, Inc.

In November 2000, IDX formed a five-year alliance with Stentor, Inc. (“Stentor”) to jointly develop Imagecast PACS, a medical image and information management system (“MIMS”) combining the advanced intelligence of the Imagecast Imaging Suite with image distribution technology from Stentor. This single database solution is designed to improve the accessibility and timeliness of radiology imaging studies while significantly reducing the high capital expenditures associated with PACS or traditional film-based systems. The overall solution includes the following components:

•	a web-based enterprise-wide medical image and information system designed to enable clinicians and referring providers access to full-fidelity images anytime, anyplace and on-demand across existing networks;

•	a specialized workstation designed for radiologists that includes a navigation control panel where all user interface control is managed on a separate monitor, dedicating the diagnostic monitor space for image display; and

•	a long-term medical image storage device designed to accommodate immediate accessibility of images for users.

Other Relationships

From time to time, IDX enters into relationships to distribute or resell products or services provided by third parties, such as IBM, HP, Intersystems, Microsoft, WebMD, Picis and Sentillion.

SALES AND MARKETING

The majority of IDX’s initiatives are in response to requests from existing customers or requests for proposals from prospects. IDX generates these requests and other sales primarily through referrals from customers and consultants. IDX also seeks to enhance market recognition through participation in industry seminars and tradeshows, its web site, direct mail campaigns, telemarketing and advertisements in trade journals. IDX products typically have a three to eighteen month sales cycle for new customer sales.

No single customer accounted for more than 10% of IDX’s annual revenues in 2001, 2002 or 2003.

At December 31, 2003, the Company had total backlog of $652.7 million, including $234.5 million attributable to systems sales and $418.2 million attributable to services. Systems sales backlog consists of fees due under signed contracts, primarily software license fees and third party hardware and software sales that have not yet been recognized as revenue. Service backlog represents contracted software maintenance and installation services including anticipated renewals for a period of 12 months, installation services and consulting services. At December 31, 2002, the Company had total backlog of $438.0 million including $188.7 million attributable to systems sales and $249.3 million attributable to services. Of the total 2003 backlog of $652.7 million, the Company expects that $381.2 million will not be fulfilled in 2004. The increase in our backlog and the increase in the amount that will not be fulfilled in 2004 primarily relate to services revenues on certain long-term clinical contracts that extend beyond our typical twelve to eighteen months installation periods.

PRODUCT DEVELOPMENT

To ensure that the Company’s products continue to meet the evolving needs of the healthcare industry, IDX allocates a significant portion of annual expenditures for software development. IDX’s software development expenses for 2003, 2002 and 2001 were $55.4 million, $49.5 million and $41.9 million, respectively.

IDX’s product development activities include enhancement of existing products and the development of new products, as well as the implementation of new technologies. IDX is devoting significant resources to integrating the Carecast system and IDX products and expanding its web-based architecture. IDX continues to develop its products on a web-based thin-client architecture, and enhance each products’ EDI and workflow technologies. As new versions of IDX’s software products are released, improvements are included to help customers meet the latest regulatory requirements. IDX’s development process is focused on building components for its integrated product rather than on stand-alone products. These components can be integrated and configured to address specific customer needs.

IDX utilizes customer focus groups, user groups and industry experts, including physicians, nurses, healthcare administrators and consultants, for feedback in developing and enhancing its products and services.

COMPETITION

The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. IDX believes that the principal competitive factors in this market include the breadth and quality of system and product offerings, the features and capabilities of the systems, the price of the system and product offerings, the ongoing support for the systems and the potential for enhancements and future compatible products. IDX believes it competes favorably with respect to these factors. Competitors vary in size and in the scope and breadth of the products and services offered. See Forward-Looking Information and Factors Affecting Future Performance—Competition for Healthcare Information Systems, below.

IDX experiences competition from companies with strengths in various segments of the healthcare information systems market. In addition, other entities not currently offering products and services similar to those offered by IDX, including claims processing organizations, hospitals, third-party administrators, insurers, healthcare organizations and others, may enter certain markets in which IDX competes.

Certain of IDX’s competitors have greater financial, development, technical, marketing and sales resources than IDX and have a greater penetration into segments of the market in which IDX competes. In addition, as the markets for IDX’s products and services further develop, additional competitors may enter those markets and competition may intensify. Our principal existing competitors include Eclipsys Corporation, McKesson Corporation, Siemens AG, Epic Systems Corporation, GE Medical and Cerner Corporation.

PROPRIETARY RIGHTS AND LICENSES

IDX depends upon a combination of trade secrets, copyright, patent and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. IDX distributes its products under software license agreements that grant customers a nonexclusive, nontransferable license to use IDX’s products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of IDX’s products. IDX also utilizes a variety of intellectual property rights that are licensed from third parties.

EMPLOYEES

At December 31, 2003, IDX and its subsidiaries employed 2,048 full-time employees. Management believes our relations with employees are good and no employees are covered by a collective bargaining agreement.

EXPANSION OF UK OPERATIONS

In 2004, we look forward to an expansion of our United Kingdom (“UK”) operations to deliver business performance and clinical information technology systems and services to the United Kingdom National Health Service (“NHS”) for the London region and the Southern region of the UK. Healthcare facilities in the London and Southern regions of the UK are two contracts that were awarded by the NHS as part of the NHS National Programme for Information Technology, including hardware, software, network and services. In 2003 and 2004, we teamed with British Telecommunications PLC (“BT”) to bid for the London region and Fujitsu Services Limited (“Fujitsu Services”) to bid for the Southern region. The NHS selected BT as the Local Service Provider for the London region in December 2003 and Fujitsu Services for the Southern region in January 2004. In December 2003, we reached a binding agreement in principle with Fujitsu Services with respect to the subcontract with Fujitsu Services. We believe that we will be finalizing definitive subcontract agreements to provide our technology and services to BT and Fujitsu Services, which definitive agreements we will file with the SEC on a Form 8-K or Form 10-Q, as appropriate, as soon as available. We anticipate that revenues resulting from these contracts will approximate 9% to 12% of our consolidated revenues in 2004.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

This Annual Report on Form 10-K contains “forward-looking statements” as defined in Section 21E of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Words such as “believes,” “anticipates,” “plans,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, statements regarding the health care industry, statements regarding our products, product development and information technology, statements regarding future revenue or other financial trends, statements regarding future acquisitions, strategic alliances, or other agreements, and statements regarding our intellectual property. If any risk or uncertainty identified in the following factors actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline.

We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

Because of these and other factors, past financial performance should not be considered an indicator of future performance. Investors should not use historical trends to anticipate future results.

The following important factors affect our business and operations:

QUARTERLY OPERATING RESULTS MAY VARY. Our quarterly operating results have varied in the past and may vary in the future. We expect our quarterly results of operations to continue to fluctuate. Because a significant percentage of our expenses are relatively fixed, the following factors could cause these fluctuations:

•	delays in customers’ purchasing decisions due to a variety of factors such as consideration and management changes;

•	long sales cycles;

•	long installation and implementation cycles for the larger, more complex and costlier systems;

•	recognizing revenue at various points during the installation process, typically based on milestones; and

•	timing of new product and service introductions and product upgrade releases.

In light of the above, we believe that our results of operations for any particular quarter or fiscal year are not necessarily meaningful or reliable indicators of future performance.

RISKS ASSOCIATED WITH OPERATIONS IN THE UNITED KINGDOM. We have been awarded contracts in the UK, which will require the expansion of our operations in the UK. Significant management attention and financial resources will be needed to develop our UK operations. International operations are subject to inherent risks, and our future results could be adversely affected by a variety of changing factors. These include:

•	significant start-up costs, resulting in initial lower operating margins for our UK operations;

•	unanticipated difficulties with respect to the conversion of our products to UK standards, including UK regulatory standards;

•	difficulties and costs staffing and managing foreign operations;

•	foreign currency exchange risk;

•	unexpected changes in UK regulatory requirements;

•	changes in the relationship between our prime contractors, BT and Fujitsu Services, and the NHS, including any changes relating to the timeliness or willingness to pay BT and Fujitsu Services for goods and services;

•	changes in our relationships with our prime contractors or our sub-contractors, including difficulties in finalizing the documentation of our subcontract arrangements; and

•	difficulties in the development of new products contemplated by our subcontract arrangements.

INTERNAL CONTROLS. Our management has reviewed our internal controls and procedures and we continue to monitor controls for any weaknesses or deficiencies. For example, our financial controls were adversely impacted by a conversion to a company-wide enterprise resource system that occurred during the fourth quarter and the assignment of our personnel responsible for overseeing such controls to additional special projects. Our independent auditors, Ernst & Young LLP, determined that we have significant deficiencies in the design or operation of the Company’s internal control which, if not addressed, could affect the assertions of management in the financial statements as to particular accounts. We addressed these conditions with enhanced testing and analysis, and we believe these procedures were adequate to permit us to report appropriate results in this Annual Report on Form 10-K. Please see Item 9A of this Annual Report on Form 10-K (Controls and Procedures) for more information concerning this matter. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within IDX to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments in decision-making. In addition, if we continue to expand globally, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls.

VOLATILITY OF STOCK PRICE. We have experienced, and expect to continue to experience, fluctuations in our stock price due to a variety of factors, including:

•	actual or anticipated quarterly variations in operating results;

•	changes in expectations of future financial performance;

•	changes in estimates of securities analysts;

•	market conditions, particularly in the computer software and Internet industries;

•	announcements of technological innovations, including Internet delivery of information, clinical information systems advances and use of application service provider technology;

•	new product introductions by us or our competitors;

•	delay in customers’ purchasing decisions due to a variety of factors;

•	market prices of competitors; and

•	healthcare reform measures and healthcare regulation.

These fluctuations have had a significant impact on the market price of our common stock, and may have a significant impact on the future market price of our common stock.

These fluctuations may affect our operating results by affecting:

•	our ability to transact stock acquisitions; and

•	our ability to retain and incent key employees.

GOVERNMENT REGULATION IN THE UNITED STATES. Virtually all of our customers and the other entities with which we have a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation. Because our products and services are designed to function within the structure of the healthcare financing and reimbursement systems currently in place in the United States, and because we are pursuing a strategy of developing and marketing products and services that support our customers’ regulatory and compliance efforts, we may become subject to the reach of, and liability under, these regulations.

Anti-Kickback Law

The federal Anti-Kickback Law, among other things, prohibits the direct or indirect payment or receipt of any remuneration for Medicare, Medicaid and certain other federal or state healthcare program patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal health care programs. If the activities of one of our customers or other entities with which we have a business relationship were found to constitute a violation of the federal Anti-Kickback Law and, as a result of the provision of products or services to the customer or entity which engaged in these activities, we were found to have knowingly participated in such activities, we could be subject to sanction or liability, including exclusion from government health programs. As a result of exclusion from government health programs, our customers would not be permitted to make any payments to us.

HIPAA and Related Regulations

Federal regulations issued in accordance with HIPAA impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans. Collectively, these groups, including most of our customers and our eCommerce Services clearinghouse business, are known as covered entities. These HIPAA standards include:

•	transaction and code set standards, which we refer to as TCS Standards, that prescribe specific transaction formats and data code sets for certain electronic health care transactions;

•	Privacy Standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and

•	data security standards, which we refer to as Security Standards, that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

Failure to comply with these standards under HIPAA may subject us to civil monetary penalties and, in certain circumstances, criminal penalties. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. Also, the U.S. Department of Justice, or DOJ, may seek to impose criminal penalties for certain violations of HIPAA. Criminal penalties under the statute vary depending upon the nature of the violation but could include fines of not more than $250,000 and/or imprisonment.

The effect of HIPAA on our business is difficult to predict, and there can be no assurances that we will adequately address the business risks created by HIPAA and its implementation, or that we will be able to take advantage of any resulting business opportunities. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA.

HIPAA—Transaction and Code Set Standards

Many covered entities, including some of our customers, our eCommerce Services clearinghouse business, and trading partners of our clearinghouse business, were not fully compliant with the TCS Standards as of October 16, 2003. However, we have deployed contingency plans to accept non-standard transactions, as contemplated in the “Guidance on Compliance with HIPAA Transactions and Code Sets After the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance) issued by the Centers for Medicare & Medicaid Services, or CMS, on July 24, 2003.

Although the CMS Guidance indicates that CMS will follow a complaint-driven approach, we cannot provide any assurances regarding how CMS would apply the CMS Guidance in general or to our eCommerce Services clearinghouse business in particular. In the event of enforcement action by CMS against us, there can be no assurances that we will be able to establish good faith efforts sufficient to protect us from liability for the civil monetary penalties described above. There can be no assurances that CMS would be willing to extend the 30-day time period for us to remedy our non-compliance, or that we would be able to remedy our non-compliance within the 30-day time period or any extended period granted by CMS. There can also be no assurances that the DOJ will not seek the criminal penalties described above for our failure to comply with the TCS Standards.

Because the entire healthcare system, including customers who use our information systems to generate claims data, has not operated at full capacity using the newly-mandated standard transactions, it is possible that currently undetected errors may cause rejection of claims, extended payment cycles, system implementation delays and cash flow reduction, with the attendant risk of liability and claims against us.

The CMS Guidance also indicates that in connection with its enforcement activities, CMS might require non-compliant covered entities to submit and implement corrective action plans to achieve compliance in a time and manner acceptable to CMS. In the event that we were required to submit and implement a corrective action plan, we could be required to take steps and incur costs to achieve compliance in a different manner or shorter timeframe than we would otherwise choose, which could have an adverse impact on our business operations.

HIPAA—Privacy Standards

The Privacy Standards place on covered entities specific limitations on the use and disclosure of individually identifiable health information. We made certain changes in our products and services to comply with the Privacy Standards. The effect of the Privacy Standards on our business is difficult to predict and there can be no assurances that we will adequately address the risks created by the Privacy Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

HIPAA—Security Standards

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

Medical Device Regulations

We expect that the United States Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software intended for use in healthcare settings. The FDA has increasingly focused on the regulation of computer products and computer–assisted products as medical devices under the Food, Drug, and Cosmetic Act,, or the FDC Act. If computer software is considered medical device under the FDC Act, as a manufacturer of such products, we could be required, depending on the product, to:

•	register and list our products with the FDA;

•	notify the FDA and demonstrate substantial equivalence to other products on the market before marketing our products; or

•	obtain FDA approval by demonstrating safety and effectiveness before marketing a product.

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY. Our success and competitiveness are dependent to a significant degree on the protection of our proprietary technology. We rely primarily on a combination of copyrights, trade secret laws, patent laws and restrictions on disclosure to protect our proprietary technology. Despite these precautions, others may be able to copy or reverse engineer aspects of our products, to obtain and use information that we regard as proprietary or to independently develop similar technology. Litigation may continue to be necessary to enforce or defend our proprietary technology or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources.

FINANCIAL TRENDS. Since 1999 our revenue and results from operations have been volatile. During 2000 and continuing into 2001, some of our customers delayed making purchasing decisions with respect to some of our software systems, resulting in longer sales cycles for such systems. We believe these delays were due to a number of factors, including customer organization changes, government approvals, pressures to reduce expenses, product complexity, competition and terrorist attacks on the United States. While we believe these factors were temporary, they may continue to cause reductions or delays in spending for new systems and services in the future. If these delays reoccur, they may cause unanticipated revenue volatility, decreased revenue visibility and affect our future financial performance.

NEW PRODUCT DEVELOPMENT AND RAPIDLY CHANGING TECHNOLOGY. To be successful, we must continuously enhance our existing products, respond effectively to technology changes, and help our customers adopt new technologies. In addition, we must introduce new products and technologies to meet the evolving needs of our customers in the healthcare information systems market. We may have difficulty in accomplishing these tasks because of:

•	the continuing evolution of industry standards, such as standards pursuant to the Health Insurance Portability and Accountability Act of 1996, which we refer to as HIPAA; and

•	the creation of new technological developments, such as Internet and application service provider technologies.

We devote significant resources toward the development of enhancements to our existing products. However, we may not successfully complete these product developments or their adaptation in a timely fashion, and our current or future products may not satisfy the needs of the healthcare information systems market. Any of these developments may adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

CHANGES AND CONSOLIDATION IN THE HEALTHCARE INDUSTRY. We currently derive substantially all of our revenues from sales of financial, administrative and clinical healthcare information systems, and other related services within the healthcare industry. As a result, our success is dependent in part on the political and economic conditions in the healthcare industry.

Virtually all of our customers and the other entities with which we have a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation, including Medicare and Medicaid regulation. Accordingly, our customers and the other entities with which we have a business relationship are affected by changes in such regulations and limitations in governmental spending for Medicare and Medicaid programs. Recent actions by Congress have limited governmental spending for the Medicare and Medicaid programs, limited payments to hospitals and other providers under Medicare and Medicaid programs, and increased emphasis on competition and other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. In addition, federal and state legislatures have considered proposals to reform the U.S. healthcare system at both the federal and state level. If enacted, these proposals could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Our customers and the other entities with which we have a business relationship could react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services.

In addition, many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our products and services. If we are forced to reduce our prices, our operating margins would likely decrease. As the healthcare industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will increase.

COMPETITION FOR HEALTHCARE INFORMATION SYSTEMS. The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. We believe that the principal competitive factors in this market include the breadth and quality of system and product offerings, the features and capabilities of the systems, the price of the system and product offerings, the ongoing support for the systems, the potential for enhancements and future compatible products.

Some of our competitors have greater financial, technical, product development, marketing and other resources than we do, and some of our competitors offer products that we do not offer. Our principal existing competitors include Eclipsys Corporation, McKesson Corporation, Siemens AG, Epic Systems Corporation, GE Medical and Cerner Corporation. Each of these competitors offers a suite of products that competes with many of our products. There are other competitors that offer a more limited number of competing products. We may be unable to compete successfully against these organizations. In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies and others specializing in the healthcare industry may offer competitive products or services.

PRODUCT LIABILITY CLAIMS. Any failure by our products that provide applications relating to patient treatment could expose us to product liability claims for personal injury and wrongful death. These potential claims may exceed our current insurance coverage. Unsuccessful claims could be costly to defend and divert our management’s time and resources. In addition, we cannot make assurances that we will continue to have appropriate insurance available to us in the future at commercially reasonable rates.

PRODUCT MALFUNCTION FINANCIAL CLAIMS. Any failure by our eCommerce electronic claims submission service, or by elements of our systems that provide administrative and financial management applications could expose us to liability claims for incorrect billing and electronic claims. These potential claims may exceed our current insurance coverage. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, we cannot make assurances that we will continue to have appropriate insurance available to us in the future at commercially reasonable rates.

KEY PERSONNEL. Our success is dependent to a significant degree on our key management, sales, marketing, and technical personnel. To be successful we must attract, motivate, and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including programmers, consultants and systems architects skilled in the technical environments in which our products operate. Competition for such personnel in the software and information services industries is intense. We do not maintain “key man” life insurance policies on any of our executives with the exception of Richard E. Tarrant. Not all of our personnel have executed noncompetition agreements. Noncompetition agreements, even if executed, are difficult and expensive to enforce, and enforcement efforts could result in substantial costs and diversion of our management and technical resources.

SYSTEM ERRORS, SECURITY BREACHES AND WARRANTIES. Our healthcare information systems are very complex. As with all complex information systems, our healthcare information systems may contain errors, especially when first introduced. Our healthcare information systems are intended to provide information to healthcare providers for use in the diagnosis and treatment of patients. Therefore, users of our products may have a greater sensitivity to system errors than the market for software products generally. Failure of a customer’s system to perform in accordance with its documentation could constitute a breach of warranty and require us to incur additional expenses in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing our customer to cancel the contract and subject us to liability.

A security breach could damage our reputation or result in liability. We retain and transmit confidential information, including patient health information, in our processing centers and other facilities. It is critical that these facilities and infrastructure remain secure and be perceived by the marketplace as secure. We may be required to expend significant capital and other resources to protect against security breaches and hackers or to alleviate problems caused by breaches. Despite the implementation of security measures, this infrastructure or other systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems with which they interface, could reduce demand for our services and products.

Customer satisfaction and our business could be harmed if our business experiences delays, failures or loss of data in its systems. The occurrence of a major catastrophic event or other system failure at any of our facilities at any third-party facility, including telecommunications provider facilities, could interrupt data processing or result in the loss of stored data, which could harm our business.

POTENTIAL INFRINGEMENT OF PROPRIETARY RIGHTS OF OTHERS. If any of our products violate third-party proprietary rights, we may be required to re-engineer our products or seek to obtain licenses from third parties to continue offering our products without substantial re-engineering. Any efforts to reengineer our products or obtain licenses from third parties may not be successful, in which case we may be forced to stop selling the infringing product or remove the infringing functionality or feature. We may also become subject to damage awards as a result of infringing the proprietary rights of others, which could cause us to incur additional losses and have an adverse impact on our financial position. We do not conduct comprehensive patent searches to determine whether the technologies used in our products infringe patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

RISKS ASSOCIATED WITH ACQUISITION STRATEGY. We may grow in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. We may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into our current business and operations. Factors which may affect our ability to expand successfully include:

•	the generation of sufficient financing to fund potential acquisitions and alliances;

•	the successful identification and acquisition of products, technologies or businesses;

•	effective integration and operation of the acquired or aligned products, technologies or businesses despite technical difficulties, geographic limitations and personnel issues; and

•	our ability to overcome significant competition for acquisition and alliance opportunities from companies that have significantly greater financial and management resources.

STRATEGIC ALLIANCE WITH ALLSCRIPTS HEALTHCARE SOLUTIONS. In 2001, we entered into a ten-year strategic alliance with Allscripts to cooperatively develop, market and sell integrated clinical and practice management products.

During the term of the alliance, we are prohibited from cooperating with direct competitors of Allscripts to develop or provide any products similar to or in competition with Allscripts products in the practice management systems market. If the strategic alliance is not successful, or the restrictions placed on us during the term of the strategic alliance prohibit us from successfully marketing and selling certain products and services, our operating results may suffer. Additionally, if either we or Allscripts breach the strategic alliance, we may be left without critical clinical components for our information systems offerings in the physician group practice markets.

ANTI-TAKEOVER DEFENSES. Our Second Amended and Restated Articles of Incorporation and Second Amended and Restated Bylaws contain certain anti-takeover provisions, which could deter an unsolicited offer to acquire our company. For example, our board of directors is divided into three classes, only one of which will be elected at each annual meeting. These provisions may delay or prevent a change in control of our company.

LITIGATION. We are involved in several litigation matters which are described in greater detail in Part I, Item 3, Legal Proceedings. An unfavorable resolution of pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. There can be no assurance that we will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of our normal business operations.

No charges of wrongdoing have been brought against us in connection with the U.S. Attorney’s investigation, described in greater detail in Part I, Item 3, Legal Proceedings, and we do not believe that we have engaged in any wrongdoing in connection with this matter. However, because this investigation is or may still be underway and investigations of this type customarily are conducted in whole or in part in secret, we lack sufficient information to determine with certainty its ultimate scope and whether the government authorities will assert claims resulting from this investigation that could implicate or reflect adversely upon us. Because our reputation for integrity is an important factor in our business dealings with NIST and other governmental agencies, if a government authority were to make an allegation, or if there were to be a finding, of improper conduct on the part of or attributable to us in any matter, including in respect of the U.S. Attorney’s investigation, such an allegation or finding could have a material adverse effect on our business, including our ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from this investigation and related matters could have such a material adverse effect.

ITEM 2.    PROPERTIES

The Company’s principal corporate offices are located at 40 IDX Drive, South Burlington, Vermont 05403. The Company maintains sales, research and support facilities in South Burlington, Vermont, Boston, Massachusetts, and Seattle, Washington. The Company maintains data centers in South Burlington, Boston and Seattle. The Company maintains regional sales, support and administrative offices in the greater metropolitan areas of Arlington, Virginia, Chicago, Illinois, Dallas, Texas, San Francisco, California, Atlanta, Georgia, San Diego, California, Louisville, Kentucky and London, United Kingdom. The principal corporate offices are housed in a campus of three Company-owned office buildings in South Burlington, Vermont, consisting of approximately 291,000 square feet of office space. The Company purchased the main headquarters office building in South Burlington, Vermont on April 19, 2001 for approximately $15.0 million from BDP Realty Associates (“BDP”), a related entity that was included in the Company’s consolidated financial statements through that date. As a result, the net assets of BDP, principally real estate and related minority interest of approximately $9.0 million, were eliminated in the Company’s consolidated balance sheet as of that date. The real estate was purchased for $15.0 million in cash based upon an independent appraisal of fair market value and was capitalized in property and equipment. The Company completed construction in 2002 on the initial phase of a multi-phase expansion of its corporate headquarters facility in South Burlington, Vermont, which began in November 1999. The Company leases all of its other facilities, which in the aggregate, constitute approximately 500,000 square feet of office space. The Company’s leases will expire between May 31, 2004 and March 31, 2015. From time to time, based on the Company’s requirements, the Company may consider other purchases of land or the construction of additional office space. The Company believes that its facilities are adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.    LEGAL PROCEEDINGS

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (“SJHS”), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System (case no 00-71631). Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS’s lawsuit was removed to and consolidated in the federal court. In its answer to the Company’s lawsuit, SJHS asserted the same claims previously asserted in its state court action. In November 2003, trial of the lawsuit commenced and ended when the parties entered into a mutually satisfactory confidential settlement agreement, including terms by which all of the litigation terminated and all claims were released.

In late 2001, the Company finalized a “Cooperative Agreement” with a non-regulatory federal agency within the U.S. Commerce Department’s Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST to a joint venture composed of the Company and four other joint venture partners. The project entails research and development to be conducted by the Company and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST and that the Company never had a serious interest in researching the technological solutions described in the proposal to NIST.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a “qui tam” complaint. The Company has no information regarding the specific allegations in the qui tam complaint. Further, the Company has no information concerning the actual amount of money at issue in the qui tam complaint or in any action the employee has brought claiming damages for alleged retaliatory actions by the Company. The Company has not yet been served with legal process detailing the allegations. Prompted by the employee’s allegations, the Civil Division of the U.S. Attorney’s office in Seattle, Washington is investigating whether the Company made false statements in connection with the application for the project award from NIST. The Company is cooperating in the U.S. Attorney’s ongoing investigation.

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

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03 1158P) asserting that the Company had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee also asserts other causes of action including wrongful termination in violation of public policy, fraudulent inducement to enter into an employment contract with the Company, and negligent and intentional infliction of emotional distress. The employee requests relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys’ fees, interest and costs. In addition, the employee’s complaint alleges that the Company falsified unspecified documents submitted to the Government and made unspecified false statements to the Government.

Following a hearing on October 21, 2003, the Court on October 22, 2003, issued a series of orders regarding alignment of the IDX v. Leon and Leon v. IDX cases. Pursuant to the orders, the claims asserted by the parties will proceed under the case of Leon v. IDX, case number CV03-1158. IDX realigned its declaratory judgment claims as affirmative defenses and/or counterclaims in that case. The employee filed a motion for an injunction to reinstate his pay and benefits pending conclusion of the action. The motion was denied on December 12, 2003. Trial of the consolidated cases is presently scheduled for November 2004. The Company intends to vigorously defend itself and to vigorously pursue relief through prosecution of its own claims in the consolidated lawsuits. Although the Company believes that these actions are without merit, the Company currently cannot predict the outcome or the impact these matters may have on the Company’s operations.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee’s complaint asserts that, notwithstanding alleged notice to the Company of the employee’s allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act’s whistleblower provisions. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Department of Occupational Health and Safety is investigating the employee’s complaint on behalf of the U.S. Department of Labor, and the Company intends to cooperate in the investigation. The Company intends to vigorously defend against the employee’s claims.

There are additional claims made by the employee against the Company, including a charge with the U.S. Equal Employment Opportunity Commission, claiming that the employee was discriminated against in violation of the Americans with Disabilities Act, the processing of which the EEOC has subsequently terminated through a Notice of Right to Sue. In addition, based on a media report, the Company believes the employee has also apparently filed a claim with the Office of Civil Rights of Health and Human Services based on an assertion that the Company retaliated against him by allegedly releasing medical information in violation of the requirements of the Health Insurance Portability and Accountability Act of 1996. The Company has not received notice of any charge from the agency, and the agency has not confirmed that any claim has been filed. The Company intends to vigorously defend against the claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth: (i) the name and age of each current executive officer of the Company; (ii) the position(s) currently held by each named person; and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer	Age	Position

James H. Crook, Jr.	47	Chief Executive Officer

Thomas W. Butts	43	President and Chief Operating Officer

John A. Kane	51	Senior Vice President Finance and Administration, Chief Financial Officer and Treasurer

Robert W. Baker, Jr.	55	Senior Vice President, General Counsel and Secretary

Robert F. Galin	59	President United Kingdom Operations and Senior Vice President Sales

Stephen C. Gorman	38	President and General Manager Groupcast Operating Unit

Michael A. Raymer	44	Senior Vice President/General Manager Carecast Operating Unit

Walt N. Marti	48	Vice President/General Manager Imagecast Operating Unit

Mr. Crook, who joined the Company in April 1981, has served as Chief Executive Officer since January 2003 and as Director since April 2003. Prior to that time, Mr. Crook has served as Vice President of the Company from June 1984 to February 1999. He served as a Director of the Company from July 1984 to June 1995. He served as President and Chief Operating Officer from February 1999 to December 2002. In addition to serving as Chief Executive Officer, he also served as President from January 2003 to January 2004.

Mr. Butts, who joined the Company as President/General Manager of the Flowcast operating unit in January 2002, has served as President and Chief Operating Officer since January 2004. Prior to joining the Company, Mr. Butts worked for 17 years with GE Medical Systems of Milwaukee, WI, a global leader in medical imaging, interventional procedures, healthcare services and information technology. At GE, he served as General Manager of X-Ray Sales and Marketing Europe from March 2000 to December 2001 and as Vice President of OEC Medical Systems from November 1999 to March 2000.

Mr. Kane has served as the Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer since May 2001 and as the Vice President, Finance and Administration, Chief Financial Officer and Treasurer from October 1984, when he joined the Company, to May 2001. Mr. Kane is a CPA.

Mr. Baker joined the Company as General Counsel and Secretary in July 1989. He served as Vice President since April 1996 until December 2001, when Mr. Baker retired from the Company and maintained a private law practice. In September 2002, Mr. Baker rejoined the Company as Senior Vice President, General Counsel and Secretary.

Mr. Galin has served in his current positions as President of IDX United Kingdom, Limited a wholly-owned subsidiary of IDX since September 2003 and Senior Vice President, Sales since June 2000. He served as Vice President, Sales since August 1992 and as Director of Sales from April 1982 to August 1992.

Mr. Gorman, who joined the Company as a sales representative in June 1991, has served as President and General Manager, Groupcast operating unit since December 2003. Prior to that time, Mr. Gorman served the Company in various capacities, including Southeast Region Operations Manager from 1995 to 1997, National Operations Manager from 1997 to 1999, and Vice President and General Manager, Groupcast operating unit from 1999 to 2003.

Mr. Raymer, who joined the Company as Vice President of Marketing for the Carecast operating unit in December 2001, has served as Senior Vice President and General Manager Carecast since September 2003. Prior to joining the Company, Mr. Raymer served from August 1997 as Vice President of Products and Vice President of Marketing at Shared Healthcare Systems, a startup building enterprise class web products for long term care facilities. Prior to that, he had served as General Manager/Director of the Clinical Information Systems Division at Nellcor Puritan Bennett/Mallinckrodt Corporation, a manufacturer of medical devices.

Mr. Marti, who joined the Company as a sales representative in March 1989, has served as Vice President/General Manager, Imagecast operating unit since December 1999. Prior to that time, Mr. Marti served the Company in various capacities, including Sales Manager of Systems Division, Regional Manager of Systems Division and Directors of Sales of Radiology Imaging Solutions Division.

Each officer serves at the discretion of the Company’s Board of Directors. There are no family relationships among the named officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Price of and Dividends on Common Stock and Related Matters. The Common Stock of IDX is traded on the NASDAQ National Market under the symbol “IDXC.” The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the NASDAQ National Market.

	High	Low
Quarter/Year	2002
First Quarter 2002	$18.50	$10.95
Second Quarter 2002	$18.82	$11.95
Third Quarter 2002	$14.41	$9.80
Fourth Quarter 2002	$18.56	$10.54

	2003
First Quarter 2003	$18.10	$13.34
Second Quarter 2003	$17.93	$13.15
Third Quarter 2003	$27.44	$15.21
Fourth Quarter 2003	$28.06	$20.71

On February 27, 2004, the Company had approximately 646 stockholders of record. (This number does not include stockholders for whom shares are held in a “nominee” or “street” name.) On February 27, 2004, the closing price of the Company’s Common Stock on the NASDAQ National Market was $34.72.

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

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are qualified by reference to the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The operations of the Medical Transcription Services segment were discontinued in 2003 in connection with the sale of our subsidiary, EDiX, to TEM on June 18, 2003. Accordingly, the amounts below have been reclassified from previously published numbers to reflect the effect of discontinued operations. The statement of operations data set forth below for the years ended December 31, 2003, 2002 and 2001, and the balance sheet data at December 31, 2003 and 2002, are derived from audited consolidated financial statements of IDX Systems Corporation included elsewhere herein, which have been audited by Ernst & Young LLP, independent auditors. The statement of operations data set forth below for the years ended December 31, 2000 and 1999, and the balance sheet data at December 31, 2001, 2000 and 1999 are derived from consolidated financial statements of IDX Systems Corporation not included herein. See Note 1 of the Notes to the Consolidated Financial Statements for basis of presentation.

	Years Ended December 31,
	2003	2002	2001	2000	1999*
	(in thousands, except for per share data)
Statement of Operations Data:
Revenues	$399,181	$348,246	$295,849	$281,775	$308,031
Operating income (loss)	30,352	10,505	(40,303)	(69,452)	(7,912)
Income (loss) from continuing operations	31,675	10,883	(12,286)	(38,198)	(4,061)
Income (loss) from discontinued operations	26,383	(909)	3,688	2,230	(3,519)
Net income (loss)	58,058	9,974	(8,598)	(35,968)	(7,580)
Diluted net income (loss) per share from continuing operations	$1.06	$0.37	$(0.43)	$(1.36)	$(0.15)
Diluted net income (loss) per share from discontinued operations	$0.88	$(0.03)	$0.13	$0.08	$(0.13)

*       All 1999 statement of operations data pertaining to continuing operations have been revised to reflect an increase in revenue of approximately $560,000 based on the determination by the Company that the Company incorrectly recognized in 1998 $718,000 of revenue that should have been recognized later, principally in 1999.

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,536	$40,135	$38,083	$16,357	$18,487
Marketable securities	79,068	14,300	18,290	54,326	49,872
Working capital	146,307	105,418	104,592	144,722	145,004
Total assets	338,569	287,717	265,322	297,491	271,147
Redeemable convertible preferred stock of subsidiary	—	—	—	33,140	—
Total stockholders’ equity	$260,654	$192,213	$177,998	$179,110	$206,514

The results of operations for the periods presented above include certain significant pre-tax charges and gains in the following periods as described below:

2003

A gain of $23.8 million on the sale of EDiX and an after-tax $13.1 million tax benefit due to the reversal of the deferred taxes valuation allowance.

2002

A charge of $9.2 million related to a lease abandonment and a gain on sale of an investment in ChannelHealth of $4.3 million.

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

INTRODUCTION

Overview

Founded in 1969, IDX Systems Corporation provides information technology (software and service) solutions to maximize value in the delivery of healthcare by improving the quality of patient service, enhancing medical outcomes and reducing the costs of care. We offer business performance and clinical software solutions. Healthcare providers purchase IDX systems, which are designed to be complementary and functionally rich, to improve their patients’ experience through simpler access, safer care delivery and more streamlined accounting.

We generate revenues from system sales and maintenance and service fees. Our system sales are comprised of a combination of IDX software licensed under the Flowcast, Groupcast, Carecast and Imagecast brands to primarily end-user customers, as well as bundled third party hardware and software. In addition our IDX eCommerce Services business offers web-based electronic data interchange (“EDI”) claims, remittance and statement services using a single Internet connection and is designed to improve data quality and streamline business processes by linking physician practices to sophisticated mailing services and other businesses. Our maintenance and service fees consist of software maintenance fees, installation fees, professional and technical service fees, consulting fees and other miscellaneous fees. Costs relating to system sales consist primarily of external costs for bundled third party hardware and software purchases. Costs relating to maintenance and service fees consist primarily of employee costs and related infrastructure costs incurred in providing installation services, post-installation support and training and consulting services.

Our revenue growth is driven by demand for new healthcare information technology systems and services as well as installation, maintenance and service to our existing customers, which total more than 3,370 installation sites and include more than 138,000 physicians as of December 31, 2003. Our earnings growth is driven primarily by IDX software sales, which yield significantly higher gross profit margins than our hardware and services revenue components. Our ability to maintain or increase our services revenue in the future depends primarily on our ability to increase our installed customer base, resubscribe existing customers to maintenance agreements and to maintain or increase current levels of our professional services business.

Significant Events

In June 2003, we completed the disposition of our wholly owned subsidiary, EDiX, to TEM, a medical transcription company based in Franklin, Tennessee, for approximately $64.0 million. The sale resulted in a gain of $26.5 million, including an income tax benefit of $2.7 million, and generated approximately $53.6 million in cash, net of our transactions costs and cash transferred as part of the sale. With the sale of EDiX, we no longer provide medical transcription outsourcing services.

Our financial statements have been reclassified to reflect EDiX as a discontinued operation for all periods presented in this Annual Report on Form 10-K. As a result, we no longer discuss EDiX as a separate segment. For purposes of this Annual Report on Form 10-K, the discussion will relate to our only segment, Information Systems and Services, which is discussed under the Results from Continuing Operations section below. The results of EDiX through June 18, 2003 (the date of sale) are discussed under the Results of Discontinued Operations section below.

Financial Results

We measure financial performance by monitoring revenue and backlog from systems and services, days sales outstanding, recurring revenue, gross profit margin, operating margin and earnings per share. 2002 marked a successful transition and turnaround in the profitability of IDX. In 2003, we experienced revenue growth, improved margins and a reduction in the average time we collect payment on sales, measured by Days Sales Outstanding (“DSO”). In addition, during 2003, we generated approximately $33.7 million in cash flow from operating activities and invested approximately $13.6 million in our enterprise resource planning (“ERP”) system. In 2002, we began implementation of the ERP system, which is designed to align and integrate our employees, processes and technology through software applications using best practices. The ERP system is designed to provide us with a strong infrastructure to support our planned growth.

Our revenues from continuing operations increased 14.6% to $399.2 million in 2003 from $348.2 million in 2002 and 17.7% in 2002 from $295.8 million in 2001 driven by our ability to generate new sales as well as sales to our existing customers. Flowcast and Groupcast operating units, which encompass our eCommerce Services clearinghouse business, exceeded their revenues from prior years. We also experienced growth in the Carecast business, which combines our business performance and clinical solutions, and in the Imagecast business, which provides integrated information and imaging systems. Our overall cost of sales percentage decreased by approximately 2.2% in 2003 as compared to 2002 contributing to an operating margin of $30.4 million or 7.6% in 2003. In 2003, we reported income from continuing operations of $31.7 million, or $1.06 diluted earnings per share, and at December 31, 2003, cash and marketable securities totaled $104.6 million.

The statements of operations for 2003, 2002 and 2001 included the following:

•	Income from continuing operations for the year ended December 31, 2003, included a $13.1 million income tax benefit resulting from the reversal of our deferred tax asset valuation allowance.

•	Income from continuing operations for the year ended December 31, 2002, included before income taxes: (i) a gain of $4.3 million, net of income taxes, resulting from the sale of our majority owned subsidiary, ChannelHealth, to Allscripts, and (ii) a lease abandonment charge of $9.2 million, net of income taxes.

•	Loss from continuing operations for the year ended December 31, 2001, included the following items, before income taxes: (i) a $19.5 million restructuring charge, (ii) a $35.5 million gain resulting from the sale of our majority owned subsidiary, ChannelHealth, to Allscripts, (iii) a $5.8 million realized gain from a distribution of marketable equity securities related to an investment in an unrelated investment partnership, and (iv) a $17.6 million equity loss on our investment in Allscripts.

A more detailed discussion of our results is presented in the Results from Continuing Operations section below.

IDX in the UK

We currently anticipate that revenues from our subcontractor arrangements relating to the NHS will account for approximately 9% to 12% of our consolidated revenues in 2004. We currently anticipate that the first year of the UK project will involve significant start-up costs resulting in initial lower operating margins for our UK operation; however, we currently expect the UK business to contribute positively to earnings in 2004 and in the long-term. Revenues generated under these subcontract arrangements represent software sales that will require significant customization, and as such, will be recognized under the percentage-to-completion method. Our subcontract agreements will be denominated in British pounds sterling and as such our operating results will be affected by changes in the relative strength of the United States dollar against the British pound, which will be recorded as foreign currency transaction gains or losses. Our revenues would be adversely affected when the United States dollar strengthens against the British pound and would be positively affected when the United States dollar weakens. We are currently evaluating a foreign exchange hedging program principally designed to mitigate our foreign currency transaction gains and losses due to changes in foreign currency exchange rates. We may utilize derivative financial instruments, such as forward exchange rate contracts, to reduce foreign currency exchange rate fluctuations on financial results. We will not use derivatives for trading or speculative purposes.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on our historical experience, our current knowledge, including terms of existing contracts, and our beliefs of what could occur in the future, based on our observance of trends in the industry, information provided by our customers and information available from other outside sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements, and could potentially create materially different results under different assumptions and conditions.

•	revenue recognition,

•	allowance for doubtful accounts and returns,

•	capitalization of software development costs,

•	income taxes, and

•	accounting for contingencies.

This is not a comprehensive list of all of IDX’s accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements.

Revenue Recognition—We enter into contracts to license software and sell hardware and related ancillary products to customers through our direct sales force. The majority of our system sales attributable to software license revenue is earned from software that does not require significant customization or modification. We recognize revenue for the licensing of software in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, and accordingly, we recognize revenue from software licenses, hardware, and related ancillary products when:

•	persuasive evidence of an arrangement exists, which is typically when a customer has signed a non-cancelable sales and software license agreement;

•	delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), hardware and related ancillary products;

•	the customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•	collectibility is probable.

We must exercise our judgment when we assess the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, it may affect the timing and the amount of revenue we recognize on a contract to the extent of cash collected. In addition, in certain instances judgment is required in assessing if there are uncertainties in determining the fee. If there are significant uncertainties, the revenue is not recognized until the fee is determinable.

We use the residual method to recognize revenue when a contract includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of the fair value of all undelivered elements (typically maintenance and professional services) exists. Under the residual method, we defer revenue recognition of the fair value of the undelivered elements and we allocate the remaining portion of the arrangement fee to the delivered elements and recognize it as revenue, assuming all other conditions for revenue recognition have been satisfied. We recognize substantially all of our product revenue in this manner. If we cannot determine the fair value of any undelivered element included in an arrangement, we will defer revenue recognition until all elements are delivered, services are performed or until fair value can be objectively determined.

As part of an arrangement, we typically sell maintenance contracts as well as professional services to customers. Maintenance services include telephone and web-based support as well as rights to unspecified upgrades and enhancements, when and if we make them generally available. Professional services are deemed to be non-essential and typically are for implementation planning, loading of software, installation of hardware, training, building simple interfaces, running test data, assisting in the development and documentation of process rules, and best practices consulting.

We recognize revenues from maintenance services ratably over the term of the maintenance contract period based on VSOE of fair value. VSOE of fair value is based upon the amount charged for maintenance when purchased separately, which is typically the contract’s renewal rate. Maintenance services are typically stated separately in an arrangement. We classify the allocated fair value of revenues pertaining to contractual maintenance obligations as a current liability, since they are typically for the twelve-month period subsequent to the balance sheet date.

We generally recognize revenues from professional services based on VSOE of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the professional services have been delivered. VSOE of fair value is based upon the price charged when professional services are sold separately and is typically based on an hourly rate for professional services.

The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. While these judgments might impact the timing of revenue recognition, they would not change the total revenue recognized on the contract.

Our arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation. The product is deemed accepted unless the customer notifies the Company otherwise. Generally, we determine that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5. In addition, for our Carecast system, our specifications include a 99.9% uptime guarantee and subsecond response time. The length of the guarantee typically ranges from one to three years with an annual renewal option. Historically, we have not incurred substantive costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should they become more substantive, we would accrue an estimated exposure.

At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. Our typical payment terms include a deposit and subsequent payments based on specific milestone events and dates. If we consider the payment terms for the arrangement to be extended or if the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under SOP 97-2 and classify this revenue as deferred revenue, including deferred product revenue. Our payment terms are generally less than 90 days and payments from customers are typically due within 30 days of invoice date. If payment terms for an arrangement are considered extended or if the arrangement contains a substantive acceptance provision, we defer the recognition of revenue not meeting the criterion under SOP 97-2, including product revenue. We recognize this revenue, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

Additionally, we periodically enter into certain arrangements for the sale of software that require significant customization. In these instances, we account for the contract in accordance with Accounting Research Bulletin (“ARB”) No. 45, Long-term Construction-Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In those situations, we generally recognize revenue on a percentage of completion basis using labor input measures, which involves the use of estimates. Labor input measures are used because they reasonably measure the stage of completion of the contract. Revisions to cost estimates are recorded to income in the period in which the facts that give rise to the revision become known. We recognize losses, if any, on fixed price contracts when the loss is determined. We record revenue in excess of billings on long-term service contracts as unbilled receivables. We record billings in excess of revenue recognized on service contracts as deferred income until revenue recognition criteria are met.

Allowance for Doubtful Accounts and Credits—IDX maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. We record an allowance for receivables based on a percentage of revenues. Additionally, individual overdue accounts are reviewed, and an additional allowance is recorded when determined necessary to state the specific receivable at realizable value. We base our allowance on estimates after consideration of factors such as the composition of the accounts receivable aging, historical bad debt experience and our evaluation of the financial condition of the customers. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. We typically do not require collateral. Historically, our estimates have been adequate to cover accounts receivable exposures.

We also record a provision for estimated credits on product and service related sales in the same period the related revenues are recorded. These estimates are based on an analysis of historical credits issued and other known factors. If the historical data we use to calculate these estimates does not properly reflect the future credits, then a change in the credit reserve would be made in the period in which such a determination is made and revenues in that period would be affected.

Capitalization of Software Development Costs—We expense all costs incurred in the research, design and development of software for sale to others until technological feasibility is established. Technological feasibility is established when planning, designing, coding and testing activities have been completed so that the working model is consistent with the product design as confirmed by testing. Thereafter, we capitalize and amortize software development costs to software development expense on a straight-line basis over the lesser of 18 months or the estimated lives of the respective products, beginning when the products are offered for sale. We capitalize software acquired if the related software under development has reached technological feasibility or if there are alternative future uses for the software. We evaluate the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated cost of completing the products and of performing maintenance and customer support. If our gross revenues were to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired.

While we believe that our current estimates and the underlying assumptions regarding capitalized software development costs are appropriate, future events could necessitate adjustments to these estimates, resulting in additional software development expense in the period of adjustment.

We expense costs incurred in the development of software for internal use until we have completed the conceptual formulation, design, and testing of possible project alternatives, including the process of vendor selection for purchased software, if any. We capitalize and amortize certain costs; principally external direct costs and payroll and payroll related costs directly associated with the internal-use computer software project, incurred subsequent to the preliminary project stage, to operating expense on a straight-line basis over the lesser of seven years or the estimated economic life of the software.

Income Taxes—We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, measured using the enacted tax rates that will be in effect when these differences are expected to reverse. We have typically had net deferred tax assets at our reporting dates. While we are not assured of realization of these assets, we have conducted an assessment of the likelihood of realization and have concluded that at December 31, 2003, a significant valuation allowance is no longer required. In reaching our conclusion, we evaluated certain relevant criteria, including future taxable income, and tax planning strategies designed to generate future taxable income. Given our cumulative pre-tax income from continuing operations for the three year period ended December 31, 2003, we believe that future earnings will be sufficient to recover substantially all of our previously unrecognized deferred tax assets. As a result, we have reversed the valuation allowance related to substantially all of our deferred tax assets in 2003. Our deferred tax assets related to capital loss carryforwards are recognized based on a tax planning strategy. This strategy contemplates the sale of an investment in an equity method investee at a gain. To the extent that facts and circumstances change—for example, if there is a decline in the fair value of the equity method investment—this tax planning strategy may no longer be sufficient to support these specific deferred tax assets and the Company may be required to increase the valuation allowance. To the extent that future taxable income against which these tax assets may be applied is not sufficient, some portion or all of our recorded deferred tax assets would not be realizable.

Accounting for Contingencies—We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with our assessment of these legal proceedings, we must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. We have developed these determinations and related estimates in consultation with outside counsel handling our defense in these matters, and through an analysis of potential results assuming a combination of litigation and defense strategies. See Item 3. “Legal Proceedings” and Note 14 of Notes to Consolidated Financial Statements.

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

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. On October 8, 2003, the Financial Accounting Standards Board deferred the effective date of FIN 46 for variable interest entities created before February 1, 2003 to periods ending after December 15, 2003. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity (“VIE”) until the end of the first interim or annual period ending after December 15, 2003, if both of the following apply:

•	the VIE was created before February 1, 2003, and

•	the public entity has not issued financial statements reporting interests in VIE’s in accordance with FIN 46, other than certain required disclosures.

Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 had no impact on our financial position, results of operations or cash flows.

In May 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The FASB ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on our results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”), to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. Adoption of SFAS No. 150 had no impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force issued a final consensus on issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of EITF 00-21 to existing arrangements and record the operating statement impact as the cumulative effect of a change in accounting principle. We have adopted EITF 00-21 prospectively for contracts beginning after June 30, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), which revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB No. 104 had no impact on our consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change represented by line items in our consolidated statements of operations from continuing operations:

	Years Ended December 31,
							Change Year Over Year
							2003 over 2002		2002 over 2001
	2003	% Sales	2002	% Sales	2001	% Sales	$ Variance	% Variance	$ Variance	% Variance
	(in thousands, except percentages and per share amounts)

System sales	$146,478	36.7%	$117,491	33.7%	$111,113	37.6%	$28,987	24.7%	$6,378	5.7%
Maintenance and service fees	252,703	63.3%	230,755	66.3%	184,736	62.4%	21,948	9.5%	46,019	24.9%

Total revenues	399,181	100.0%	348,246	100.0%	295,849	100.0%	50,935	14.6%	52,397	17.7%
Cost of system sales	49,488	12.4%	38,696	11.1%	37,030	12.5%	10,792	27.9%	1,666	4.5%
Cost of maintenance and services	178,536	44.7%	167,751	48.2%	162,448	54.9%	10,785	6.4%	5,303	3.3%
Selling, general and administrative	85,382	21.4%	72,617	20.9%	75,304	25.5%	12,765	17.6%	(2,687)	-3.6%
Software development costs	55,423	13.9%	49,494	14.2%	41,854	14.1%	5,929	12.0%	7,640	18.3%
Restructuring costs	—	0.0%	—	0.0%	19,516	6.6%	—	*	(19,516)	*
Lease abandonment charge	—	0.0%	9,183	2.6%	—	0.0%	(9,183)	*	9,183	*

Total operating expenses	368,829	92.4%	337,741	97.0%	336,152	113.6%	31,088	9.2%	1,589	0.5%

Operating income (loss)	30,352	7.6%	10,505	3.0%	(40,303)	-13.6%	19,847	188.9%	50,808	-126.1%
Total other income	885	0.2%	5,737	1.6%	43,430	14.7%	(4,852)	-84.6%	(37,693)	-86.8%
Income tax (provision) benefit	438	0.1%	(5,359)	-1.5%	2,146	0.7%	5,797	-108.2%	(7,505)	-349.7%
Equity in loss of unconsolidated affiliate	—	0.0%	—	0.0%	(17,559)	-5.9%	—	*	17,559	*

Income (loss) from continuing operations	$31,675	7.9%	$10,883	3.1%	$(12,286)	-4.2%	$20,792	191.1%	$23,169	-188.6%

Diluted income (loss) per share from continuing operations	$1.06		$0.37		$(0.43)		$0.69		$0.80

*	Not meaningful

Total Revenues

Total revenues consist of system sales and maintenance and service fees. Our system sales consist of our software licensed to primarily end-user customers, along with bundled third party hardware and software, and our eCommerce Services transaction-based revenue. Our maintenance and service fees consist of software maintenance fees, installation fees, professional and technical service fees, training fees, consulting fees and other miscellaneous fees.

System Sales

2003 Compared to 2002

The increase in system sales in 2003 was primarily due to an increase in new sales and installations of certain IDX systems. Software license revenues increased $17.0 million and third party hardware and software sales increased $12.0 million as compared to 2002.

Software license and subscription revenues increased $10.1 million and eCommerce Services revenues increased $6.9 million as compared to 2002. The increase in software license revenues was primarily attributable to system sales from Imagecast RIS, Imagecast PACS and Imagecast Imaging Suite sales, which manages workflow and the way care is given as it relates to medical images. Imagecast PACS was developed in 2000/2001 in a joint arrangement with Stentor. Our products typically have a three to eighteen month sales cycle for new customer sales, and at the end of 2002, we had several Imagecast PACS contracts in backlog that were fulfilled in 2003. Our eCommerce Services business was launched in 2000 and is integrated into our business software solutions workflow to drive increased productivity services, enabling customer HIPAA compliance with EDI formats for eligibility, referrals, claims, remittances, and claims status. The growth in eCommerce Services was primarily from our medical and physician group practice customers as a result of HIPAA regulation requirements. Third party hardware and software revenues increased to support our increased software license revenues primarily relating to our clinical software solutions, which typically require more bundled third party software than our business performance solutions.

2002 Compared to 2001

The increase in system sales in 2002 was primarily due to an increase in new sales and installations of certain IDX systems. Software license revenue increased $3.4 million and hardware and third party software revenue increased $3.0 million as compared to 2001.

Maintenance and Service Fees

2003 Compared to 2002

Maintenance revenues increased to $137.2 million (34.4% of total revenues) from $125.8 million (36.1% of total revenues), an increase of $11.4 million or 9.0%, primarily attributable to the growth in our installed base of software applications. Annual maintenance price increases accounted for approximately $4.4 million of the growth in our maintenance revenues. Software installation revenues increased to $50.1 million (12.6% of total revenues) from $45.1 million (13.0% of total revenues), an increase of $5.0 million or 11.1%. The increase in software installation revenues was consistent with our software license revenue growth. Consulting and other services increased to $65.4 million (16.4% of total revenues) from $59.8 million (17.2% of total revenues), an increase of $5.6 million or 9.4% primarily attributable to the growth in our software licensing and installation services. Increases in our revenues from consulting and other services are typically a result of increased software license sales.

2002 Compared to 2001

The 2002 increase was due to a $17.1 million increase in maintenance revenue primarily resulting from an increase in the Company’s installed base arising from sales to both new and existing customers, price increases, and an increase in installation and consulting services. Annual maintenance price increases accounted for approximately $4.4 million of the growth in our maintenance revenues. Software installation revenues increased to $45.1 million (13.0% of total revenues) from $25.7 million (8.7% of total revenues), an increase of $19.5 million or 75.9%, primarily attributable to installations relating to Carecast Version 5 product sales, which was released in 2002, and an increase in Imagecast RIS, PACS and Imaging Suite sales to primarily new customers and upgrades to existing customers. Consulting service revenues increased to $27.3 million (7.8% of total revenues) from $24.1 million (8.1% of total revenues), an increase of $3.2 million or 13.2%, primarily attributable to the growth in our software licensing and installation services.

Cost of Sales

The following table indicates the cost of system sales and the cost of maintenance and service fees as a percentage of their respective revenues:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Total revenues	$399,181	$348,246	$295,849
Total cost of system and maintenance sales	228,024	206,447	199,478
Total cost of system and maintenance sales as a percentage of total revenues	57.1%	59.3%	67.4%

System sales:
System sales	$146,478	$117,491	$111,113
Cost of system sales	49,488	38,696	37,030
Cost of system sales as a percentage of system sales	33.8%	32.9%	33.3%

Maintenance and service fees:
Maintenance and service fees	$252,703	$230,755	$184,736
Cost of maintenance and services	178,536	167,751	162,448
Cost of maintenance and services as a percentage of maintenance and services	70.7%	72.7%	87.9%

Our overall cost of sales as a percentage of sales decreased, as we have continued to achieve efficiencies in our labor and infrastructure costs. The cost components of our revenues vary based on the types of service we provide, namely system sales and maintenance and service fees. Our cost of system sales consists primarily of external costs relating to third party hardware and software purchases, while costs relating to maintenance and service fees are employee-driven and consist primarily of employee and related infrastructure costs incurred in providing maintenance and installation services, post-installation support and training and consulting services. In addition, fluctuations in our cost of system sales typically result from the revenue mix of our software license revenue, which has a lower cost percentage and higher margins, and third party hardware and software sales, which have a higher cost percentage and lower margins.

Cost of System Sales

2003 Compared to 2002

Our overall margin on third party software declined in 2003 as compared to 2002 due to the fact that the third party software component of certain of our clinical software solutions typically yields lower margins than on our business performance workflow solutions, due to the size and complexity of the contracts and the fact that the clinical market is not as mature as the business performance workflow market. Our product mix between our software license revenue and third party hardware and software sales remained relatively consistent in 2003 as compared to 2002 and therefore did not have a significant impact on our overall margin.

2002 Compared to 2001

The decrease in the cost of system sales as a percentage of system revenue was primarily due to the increase in software license revenue in the product mix.

Cost of Maintenance and Service Fees

2003 Compared to 2002

The increase of $10.8 million in cost of maintenance and service fees was primarily attributable to a $4.4 million increase in outside services and a $3.6 million increase in royalties. Fees paid for outside services increased to support the growth in our installed base, primarily for certain of our clinical software solutions, which require more configuration and specialized expertise. The increase in royalties was a direct result of the increase in our Imagecast PACS sales. Under an alliance agreement with Stentor, we incur royalties on our Imagecast PACS sales. Our employee and infrastructure costs related to our maintenance and service fees remained relatively level in 2003 as compared to 2002 due to operational efficiencies as reflected in our lower cost of maintenance and services as a percentage of sales. Overall headcount for our support and installation department was down by 1%.

As the demand for services from new and existing customers for installation, consulting, maintenance, and training services increases in future periods, we anticipate that our cost of services will also increase. Furthermore, as we develop products that use more complex technologies as well as more comprehensive clinical systems, the use of specialized professional outside services may increase as well, further increasing cost of services, which may reduce our overall margin.

2002 Compared to 2001

The 2002 cost of maintenance and services increase of $5.4 million or 3.3% resulted primarily from increased costs related to implementation and consulting. The decrease in the cost of maintenance and service fees as a percentage of maintenance and service revenue to 72.7% in 2002 from 87.9% in 2001 was due to increased maintenance revenue, which was only partially offset by growth in service and maintenance expenses.

Selling, General and Administrative Expenses

2003 Compared to 2002

The increase of $12.8 million in selling, general and administrative expenses was principally due to increases of $4.1 million in occupancy related expenses, $3.2 million in employee compensation and benefit costs, $2.5 million in outside professional fees, $1.1 million in travel related expenses, and $1.0 million in equipment maintenance and depreciation charges. Our occupancy expense increase was primarily related to our Seattle location. In 2003, we consolidated our Seattle operations into new expanded facilities increasing our space by approximately 50%, resulting in an increase in our occupancy costs. Selling, general and administrative headcount rose 9% in 2003. Headcount increased 14% for sales and marketing personnel, principally relating to marketing efforts for Imagecast and Carecast, and 2% related to administrative personnel. The increase in travel related expenses were consistent with the increase in the sales and marketing headcount.

We expect our selling, general and administrative expenses to increase in future periods as we increase our sales and marketing efforts to improve our competitive positioning in the marketplace and promote brand awareness, and as we increase our administrative staff to support our sales growth.

2002 Compared to 2001

The decrease in 2002 was a result of a management focus on controlling selling, general and administrative costs as a percentage of revenue. The decrease was primarily due to decreases in rent expenses of $1.3 million, professional fees of $1.4 million and bad debt expense of $1.1 million, offset by an increase in insurance of approximately $700,000.

Software Development Costs

Software development costs consist of costs primarily related to our software developers and the associated infrastructure costs required to fund product development initiatives. As described in Note 1 to the Notes to Consolidated Financial Statements, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Technological feasibility is established upon the completion of a working model. Historically, costs incurred after establishment of technological feasibility have not been significant; however, as we develop products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete testing after technological feasibility has been established may become significantly more extensive. Consequently, capitalized software development costs may become more significant in future reporting periods. Approximately $3.3 million, $2.5 million and $2.1 million of software development costs were capitalized in 2003, 2002 and 2001, respectively. Amortization of software development costs was approximately $1.6 million, $2.4 million and $1.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table indicates software development costs as a percentage of system sales:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Software development costs:
System sales	$146,478	$117,491	$111,113
Software development costs	55,423	49,494	41,854
Software development costs as a percentage of system sales	37.8%	42.1%	37.7%

2003 Compared to 2002

The $5.9 million increase in 2003 over 2002 was due to increases in personnel costs of approximately $5.6 million and associated infrastructure costs of approximately $1.9 million, offset with an increase in capitalized software development costs, net of amortization, of $1.6 million. Research and development headcount increased 7%, which was consistent with the increase in our personnel related costs, and associated infrastructure costs increased primarily due to the increase in our occupancy expenses associated with our Seattle lease. We continue to focus our development efforts on enhancing functionality and developing new applications for our current product suites.

2002 Compared to 2001

The $7.6 million increase in 2002 was primarily due to increased personnel costs of $4.7 million combined with a net increase in capitalized software development cost amortization, net of amounts capitalized, of $621,000 in 2002.

Restructuring Costs

On September 28, 2001, we announced the implementation of a program to restructure and realign our group practice businesses in order to gain efficiencies and provide more focus on our premier customer base. As a result, we implemented a workforce reduction affecting approximately four percent of our employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million in the fourth quarter of 2001, in connection with costs associated with severance arrangements of $5.5 million, lease payments of $5.2 million, non-cash write-offs of certain equipment and leasehold improvements of $8.6 million, as well as other restructuring costs, primarily related to professional and consulting fees related to the restructuring. Workforce related accruals, consisting principally of employee severance costs, were established based on specific identification of employees to be terminated, along with their job classification or functions and their location. Approximately 200 employees were terminated primarily in the Flowcast operating unit and certain corporate services functions. Substantially all workforce related actions were completed during the fourth quarter of 2001, with the exception of a minimal number of staff assigned to transition teams. The table below sets forth the significant components and activity in the restructuring program (in thousands):

	Employee severance and termination benefits	Lease costs	Fixed asset impairment	Other	Total
Balance September 28, 2001	$5,557	$5,174	$8,595	$190	$19,516
Non-cash charge	—		(8,595)		(8,595)
Cash payments	(4,026)	(539)	—	(64)	(4,629)

Balance December 31, 2001	1,531	4,635	—	126	6,292

Non-cash charge	—	—	—	—	—
Cash payments	(1,531)	(1,766)	—	(126)	(3,423)

Balance December 31, 2002	—	2,869	—	—	2,869

Non-cash charge	—	—	—	—	—
Cash payments	—	(1,458)	—	—	(1,458)

Balance December 31, 2003	$—	$1,411	$—	$—	$1,411

Of the $1.4 million accrual balance at December 31, 2003, which relates to the leased facilities, approximately $600,000 will be paid in 2004 and $800,000 thereafter.

Lease Abandonment Charge

The lease abandonment charge of $9.2 million in the fourth quarter of 2002 was related to asset impairment and rent obligations through 2005 under the lease agreement associated with our former Seattle office. In 2003, we consolidated our Seattle operations into the new office space and abandoned the space subject to the 1999 lease, and we have been unable to secure a sub-tenant to assume our prior lease. The lease abandonment charge consisted of costs related to the net present value of future lease payments of approximately $7.9 million and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. During 2003, leasehold improvements of $1.3 million were written off and lease payments of approximately $2.8 million were made. Of the $5.1 million accrual remaining at December 31, 2003, approximately $2.8 million will be paid in 2004 and approximately $2.3 million thereafter. In the event that we are able to secure a sub-tenant to assume our prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the financial statements in the period in which the sub-lease agreement is signed.

Other Income, Net

The following table sets forth the components of other income (expense):

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Other income (expense)
Interest income	$1,389	$1,802	$2,373
Interest expense	(504)	(338)	(41)
Gain on sale of investment in subsidiary	—	4,273	35,546
Minority interest	—	—	(297)
Gain on sale of investments	—	—	5,849

Total other income, net	$885	$5,737	$43,430

Interest Income (Expense)

2003 Compared to 2002

Interest income in 2002 included federal and state tax refunds received totaling $730,000. Excluding the effect of interest income related to the tax refunds, interest income increased in 2003 over 2002. This increase was due to higher average invested balances due to the proceeds received from the sale of EDiX, offset by lower average investment interest rates in 2003.

2002 Compared to 2001

The decrease in interest income in 2002 was primarily due to a lower average invested balance combined with lower interest rates in 2002 as compared to 2001. The increase in interest expense was primarily due to increased interest expense on short-term borrowings.

Gain on Sale of Investment in Subsidiary

In 2001, we sold certain of the net assets and operations of our majority owned subsidiary, ChannelHealth, to Allscripts, a public company providing point-of-care electronic prescribing and productivity solutions for physicians. In addition to the sale, we entered into a ten-year strategic alliance (the “Alliance Agreement”) whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

Pursuant to the Alliance Agreement, we guaranteed that Allscripts’ gross revenues resulting from the alliance (less any commissions paid to IDX) would amount to at least $4.5 million for fiscal year 2001. Due to this contingency, we deferred $4.5 million of the gain as of the date of the transaction and recognized a gain of $35.5 million in 2001. An additional gain of $4.3 million was recognized in the first quarter of 2002 when the contingency was resolved.

Gain on Sale of Investments

Other income in 2001 includes a $5.8 million realized gain from a distribution of marketable equity securities related to an investment in an unrelated investment partnership.

Income Tax Provision (Benefit)

Our income tax provision represented a tax benefit of $438,000 in 2003, a tax provision of $5.4 million in 2002, and a tax benefit of $2.1 million in 2001. The effective rate was (1.4)% in 2003, 33.0% in 2002 and 14.9% in 2001. We currently anticipate a consolidated effective tax rate of approximately 38.0% for the year ending December 31, 2004.

2003:

Our 2003 effective rate of (1.4)% was significantly lower than our historical tax rate of 40.0% due to the utilization of previously reserved net operating losses and research and experimentation credits to offset income taxes and the reversal of approximately $13.1 million of deferred tax asset valuation allowances. While the realization of our deferred tax assets cannot be assured, we have concluded that at December 31, 2003, a reduction in our valuation allowance was warranted. This was based on indications that future earnings will be sufficient to recover substantially all of our previously unrecognized deferred tax assets and our expectations that we will more likely than not realize future tax benefits through tax planning strategies designed to generate future taxable income. These strategies include estimates and involve judgment relating to unrealized gains on our investment in publicly traded common stock of an equity investee. To the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our recorded deferred tax assets would not be realizable.

2002:

Our 2002 effective tax rate of 33.0% was lower than our historical tax rate of 40.0% primarily due to the utilization of previously reserved net operating losses and research and experimentation credits used to offset income taxes, offset by an increase in the valuation allowance as a result of a tax planning strategy that we believed was no longer sufficient to support certain deferred tax assets.

2001:

Our 2001 effective tax rate of 14.9% was lower than our historical tax rate of 40.0% due to the non-deductible nature of certain costs incurred as part of the restructuring charge recorded in the fourth quarter of 2001 and non-deductible stock-based compensation charges related to the sale of ChannelHealth.

Equity in Loss of Unconsolidated Affiliate

We currently own, through a wholly owned subsidiary, approximately 20% of the outstanding common stock of Allscripts, and we record our investment in Allscripts under the equity method of accounting. We recorded our interest in the losses of Allscripts as a reduction to our investment account in Allscripts. We recorded an equity loss in 2001 of $17.6 million on a pre-tax basis that reduced the balance of our investment carrying balance in Allscripts to zero. Since then, we have not recorded our share of Allscripts losses of approximately $68.5 million through December 31, 2003. When Allscripts begins recognizing net income in the future and once we have recouped our share of the unrecorded losses, we will record our interest in the net income.

RESULTS OF DISCONTINUED OPERATIONS

The following is a summary of the results of discontinued operations for the years ended December 31, 2001 and 2002 and for the period beginning on January 1, 2003 through June 18, 2003, the date of closing of the sale of EDiX (in thousands):

	For the period January 1, 2003 through June 18, 2003	Years ended December 31,
		2002	2001
Revenues	$54,810	$111,822	$95,570

Income (loss) from discontinued operations, net of $117 income tax provision in 2003, $447 income tax benefit in 2002, and $2,457 income tax provision in 2001	$(119)	$(909)	$3,688

Gain on disposal of discontinued operations, including a $2,733 income tax benefit	26,502	—	—

Income (loss) from discontinued operations, net of tax	$26,383	$(909)	$3,688

EDiX’s medical transcription service fee revenue totaled $54.8 million in 2003, a decline of 51.0% compared with revenue of $111.8 million in 2002 due primarily to the sale of EDiX on June 18, 2003. Revenue from discontinued operations increased 17.0% in 2002 compared with 2001 revenue of $95.6 million, due primarily to an increase in transcription service volume.

Income from discontinued operations in 2003 was $26.4 million as compared to a loss of $900,000 in 2002 and income of $3.7 million in 2001. The income in 2003 was attributable to the $26.5 million gain, including a tax benefit of $2.7 million, on the disposal of the EDiX business and an operational loss of $119,000, net of tax. The operational loss in 2003 declined from the 2002 operational loss in general due to tighter controls over discretionary spending. The 2002 operational net loss was attributable to an increase in cost of services from

82.6% of sales as compared to 78.6% of sales in 2001 due primarily to higher labor and related costs. Also included in the 2002 operational net loss as compared to 2001 was a $1.9 million increase, net of tax, in selling, general and administrative labor costs, a $900,000 increase, net of tax, in accounts receivable write-offs, a $400,000 increase, net of tax, in outside professional fees and general costs to support sales growth, and a $1.0 million increase in software development costs, net of tax, in an effort to improve and enhance the coding and transcription process.

The 2003 tax provision of $117,000 on the pre-tax loss from discontinued operations of $2,000 was due primarily due to certain state tax payments. The gain on the disposal of EDiX resulted in an income tax benefit of $2.7 million due to the fact that our tax basis in the stock of EDiX exceeded the net proceeds from the sale, resulting in a capital loss on the sale for tax purposes. A tax benefit arises from this deductible temporary difference, which more likely than not will reverse in the foreseeable future and be realized. The effective tax rate for discontinued operations was 33% for 2002 as compared to 40% for 2001. The 2002 effective tax rate was lower than the historical tax rate of 40.0% primarily due to the utilization of previously reserved net operating losses used to offset income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We principally have funded our operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured bank lines of credit. At December 31, 2003, we had $25.5 million in cash and cash equivalents and $79.1 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts, money market funds, and highly liquid debt securities of corporations and municipalities. Our working capital was $146.3 million at December 31, 2003.

Net cash provided by or used in continuing operations is principally comprised of net income or loss and is primarily affected by the net change in accounts and unbilled receivables, accounts payable, accrued expenses and non-cash items relating to depreciation and amortization, deferred taxes, the sale of ChannelHealth, and certain components of lease abandonment and restructuring charges. Due to the nature of our business, accounts and unbilled receivables, prepaid cost of sales, deferred revenue, and accounts payable can fluctuate considerably due to, among other things, the length of installation efforts, which is dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers’ management and general economic conditions. Deferred tax assets increased $11.0 million in 2003 as a result of the reversal of a significant portion of our deferred tax valuation allowance. Accounts receivable, including unbilled receivables, increased $8.3 million in 2003 as compared to 2002 and $11.9 million in 2002 as compared to 2001. The 2002 increase was primarily due to the timing of revenue in the fourth quarter of 2002 as compared to 2001. Accounts receivable, including unbilled receivables, as a percentage of revenues declined to 23.5% in 2003 from 24.9% in 2002 due to management’s effort to reduce the average time to collect payment on sales. This is evidenced by a reduction in our Days Sales Outstanding (“DSO”). In 2003, accounts receivable from customers, including unbilled receivables, have been collected on average within 86 days, which represents a decrease of 5 days as compared to the year ended December 31, 2002 and 7 days as compared to the year ended December 31, 2001.

The sale of EDiX is not expected to have an adverse impact on our future cash flows from operating activities. Since the acquisition of EDiX in 1999 up until the disposition of EDiX in June 2003, the Company had contributed cash to support the ongoing operations of EDiX.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. We invested approximately $6.5 million during 2002 and $13.6 million during 2003 on the acquisition and implementation of an enterprise resource planning system and plan to invest approximately $6.5 million during 2004 related to this system implementation. In April 2000, we entered into a new operating lease for office space in Seattle, Washington, which commenced in 2003, for a period of 12 years. We invested approximately $3.7 million for improvements related to the Seattle lease in 2002 and approximately $4.4 million in 2003. In 2003, cash flows from investing activities also included the inflow of $53.6 million from the sale of EDiX, net of transactions costs and net of $8.2 million of cash transferred as part of EDiX’s net assets. See Note 2 of the Notes to the Consolidated Financial Statements.

In addition, investing activities may also include purchases of, interests in, loans to and acquisitions of businesses for access to complementary products and technologies. We expect these activities to continue. In April 2002, we acquired a minority interest in Stentor, one of our strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor, for $7.5 million. Each preferred share is convertible, at any time at the option of the holder, into one share of common stock of Stentor, Inc., subject to certain adjustments. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount we paid to purchase such shares. Stentor is a privately held company and therefore it is difficult to determine a fair market value for these shares. Management will periodically review this investment for indications of impairment. There can be no assurance that we will be able to successfully complete any such purchases or acquisitions in the future.

Cash flows from financing activities historically relate to the issuance of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan and proceeds from line of credit. We entered into a new revolving line of credit agreement during the second quarter of 2002 allowing us to borrow up to $40.0 million based on certain restrictions. This line of credit is secured by deposit accounts, accounts and unbilled receivables and other assets and bears interest at the bank’s base rate plus .25%, which was approximately 4.25% as of December 31, 2003. This line of credit is subject to certain terms and conditions and will expire on June 27, 2005. At December 31, 2003, no amounts were outstanding under this arrangement.

In addition to existing financing arrangements, we own, through a wholly owned subsidiary, approximately 7.5 million shares of stock of Allscripts, a public company listed on the NASDAQ National Market under the symbol MDRX. This investment had a quoted market value of approximately $39.8 million as of December 31, 2003, and is subject to certain sale restrictions that may significantly impact the market value.

We expect that our requirements for office facilities and other office equipment will grow as staffing requirements dictate. Our operating lease commitments consist primarily of office leases for our operating facilities. We plan to increase our professional staff during 2004 as needed to meet anticipated sales volume and to support research and development efforts for certain products. To the extent necessary to support increases in staffing, we may obtain additional office space.

UK Operations

We currently expect our UK operations to generate negative net cash flows in 2004 due to the structure of the subcontract agreements and due to initial start-up costs incurred. We currently anticipate positive net cash flows in the fourth quarter of 2004. Positive cash flows from our UK operations may be delayed depending on the start-up costs we incur and the final terms of our subcontract agreements. We intend to fund the first year negative cash flows from cash provided from our domestic operations, which we anticipate will be more than adequate. This includes the planned increase in staff during 2004 to support the business generated from our UK operations. We currently anticipate adding approximately 200 to 250+ positions.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2003, and the effect such obligations are expected to have on our liquidity and cash in the future periods:

(in thousands)	Total	2004	2005-2006	2007-2008	2009+
Non-cancelable operating leases	$143,190	$14,282	$27,971	$44,802	$56,135

Total	$143,190	$14,282	$27,971	$44,802	$56,135

Of the $143.2 million in non-cancelable operating lease obligations, approximately $6.5 million is accrued at December 31, 2003 as a lease abandonment charge and as a restructuring cost. See Notes 3 and 4 of the Notes to the Consolidated Financial Statements.

On February 5, 2004, we entered into a commitment to sublease office facilities in the United Kingdom commencing on April 1, 2004. The lease term is for ten years and provides for annual base rent of £383,650 ($716,543 using the exchange rate of 1.8677 on March 2, 2004), plus our share of taxes and maintenance costs. The lease includes a provision for annual increases for maintenance, subject to a cap, in accordance with the UK Retail Price Index. In addition, in year five there is a provision for an increase in the annual base rent to market.

We believe that the level of our cash and investment balances, anticipated cash flow from operations and our $40 million revolving line of credit will be sufficient to satisfy our cash requirements for the next eighteen months. To date, inflation has not had a material impact on our revenues or income.

OFF-BALANCE SHEET ARRANGEMENTS

During the year ended December 31, 2003, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	Trading activities in non-exchange traded contracts; or

•	Transactions with persons or entities that benefit from their non-independent relationship with IDX, other than as described below.

Mr. Richard E. Tarrant, the Chairman of our Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation (“LBJ Real Estate”). Certain executive officers of LBJ Real Estate are also members of our Board of Directors or executive officers of the Company, including Mr. Robert H. Hoehl, a member of our Board of Directors, and John A. Kane, our Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl. LBJ Real Estate holds a 1% general partnership interest in 4901 LBJ Limited Partnership, a Vermont limited partnership (“LBJ”), and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, our Senior Vice President of Sales, and two other employees hold the remaining 72.95% limited partnership interest.

Through September 30, 2003, we leased an office building from LBJ, a real estate partnership owned by certain stockholders and key employees of the Company. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. We continue to lease the real estate from the new owners under a new lease agreement. Lease agreements are based on fair market value rents and are reviewed and approved by independent members of our Board of Directors. Total rent paid to LBJ was approximately $414,000, $555,000, and $557,000 in 2003, 2002, and 2001, respectively.

BACKLOG

At December 31, 2003, the Company had total backlog of $652.7 million, including $234.5 million attributable to systems sales and $418.2 million attributable to services. Systems sales backlog consists of fees due under signed contracts, primarily software license fees and third party hardware and software sales that have not yet been recognized as revenue. Service backlog represents contracted software maintenance and installation services including anticipated renewals for a period of 12 months, installation services and consulting services. At December 31, 2002, the Company had total backlog of $438.0 million, including $188.7 million attributable to systems sales and $249.3 million attributable to services. Of the total 2003 backlog of $652.7 million, the Company expects that $381.2 million will not be fulfilled in 2004. The increase in our backlog and the increase in the amount that will not be fulfilled in 2004 primarily relate to services revenues on certain long-term clinical contracts that extend beyond our typical twelve to eighteen months installation periods.

RELATED PARTY TRANSACTIONS

Through April 19, 2001, our consolidated financial statements included the accounts of IDX and BDP, a real estate trust owned by Messrs. Hoehl and Tarrant, whose real estate was leased exclusively by IDX. Effective with the date of the acquisition of IDX’s corporate headquarters from BDP, we have deconsolidated BDP and eliminated the net assets, principally real estate and minority interest, included in our consolidated balance sheet as of that date. Our corporate headquarters were purchased from BDP for cash, at fair market value as determined by an independent appraisal, for approximately $15.0 million during the second quarter of 2001. This amount has been recorded as property and equipment. This transaction was reviewed and approved by certain independent members of our Board of Directors who had no financial interest in the transaction. Total rent expense includes $294,000 in 2001 related to this lease.

Through September 30, 2003, we leased an office building from LBJ, a real estate partnership owned by certain of our stockholders and key employees. See Off-Balance Sheet Arrangements section above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not currently use derivative financial instruments. We generally place our marketable securities in high credit quality instruments: primarily U.S. Government and federal agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less. We do not expect any material loss from our marketable security investments.

Internationally, we currently operate in Canada and the United Kingdom. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We invoice Canadian customers in United States currency. United Kingdom sales are denominated in the Great Britain Pound. Through December 31, 2003, we were exposed to minimal foreign exchange rate fluctuations and foreign currency fluctuations have not had a material impact on our financial position or results of operations. We did not enter into any foreign currency hedge transactions.

We currently expect that revenues generated in the United Kingdom will approximate 9% to 12% of our total revenues in 2004. In addition, a portion of our UK operations expenses will be denominated in the local foreign currency. Our exposures to foreign exchange rate fluctuations will arise from these transactions and from intercompany transactions in which certain costs incurred in the United States will be charged to our UK subsidiary. Intercompany transactions will typically be denominated in the functional currency of our UK subsidiary in order to centralize foreign exchange risk in the parent company in the United States. We will also be exposed to foreign exchange rate fluctuations as the financial results of our UK subsidiary are translated into U.S. dollars during consolidation. As such our operating results will be affected by changes in foreign currency exchange rates. We are currently evaluating a foreign currency exchange rate hedging program principally designed to mitigate foreign currency transaction gains and losses due to changes in foreign currency exchange rates. We may utilize derivative financial instruments, such as forward exchange rate contracts, to reduce foreign currency exchange rate fluctuations on financial results. We will not use derivatives for trading or speculative purposes.

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

Interest rates on short-term borrowings with floating rates carry a degree of interest rate risk. Our future interest expense may increase if interest rates fluctuate. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest expense was immaterial in 2003, 2002 and 2001.

Interest income on our investments is included in “Other Income”. We account for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Our marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$25,536	$40,135
Marketable securities	79,068	14,300
Accounts receivable, less allowances of $4,669 in 2003 and $3,898 in 2002 for doubtful accounts	85,971	77,046
Unbilled receivables	7,738	9,550
Refundable income taxes	8,564	7,590
Prepaid and other current assets	11,446	8,169
Deferred tax asset	5,899	2,033
Assets of discontinued operations	—	42,099

Total current assets	224,222	200,922
Property and equipment
Equipment and leasehold improvements, net of accumulated depreciation and amortization	46,291	28,167
Real estate, net of accumulated depreciation	39,925	41,556

	86,216	69,723
Other:
Capitalized software costs, net of accumulated amortization of $4,033 in 2003 and $2,394 in 2002	3,806	2,126
Goodwill, net of accumulated amortization of $1,304 in 2003 and 2002	2,508	2,411
Other assets	10,413	10,965
Deferred tax asset	11,404	1,570

Total assets	$338,569	$287,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,744	$15,189
Accrued expenses	41,155	37,330
Deferred revenue	23,016	17,969
Notes payable to bank	—	18,727
Liabilities of discontinued operations	—	6,289

Total current liabilities	77,915	95,504

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 5,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 100,000 shares authorized; issued and outstanding 29,728 shares and 29,202 shares in 2003 and 2002, respectively	297	292
Additional paid-in capital	210,158	200,437
Deferred compensation	(78)	(751)
Retained earnings (accumulated deficit)	50,278	(7,780)
Cumulative unrealized (losses) gains on marketable securities	(1)	15

Total stockholders’ equity	260,654	192,213

Total liabilities and stockholders’ equity	$338,569	$287,717

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except for per share data)
Revenues
System sales	$146,478	$117,491	$111,113
Maintenance and service fees	252,703	230,755	184,736

Total revenues	399,181	348,246	295,849

Operating expenses
Cost of system sales	49,488	38,696	37,030
Cost of maintenance and services	178,536	167,751	162,448
Selling, general and administrative	85,382	72,617	75,304
Software development costs	55,423	49,494	41,854
Restructuring costs	—	—	19,516
Lease abandonment charge	—	9,183	—

Total operating expenses	368,829	337,741	336,152

Operating income (loss)	30,352	10,505	(40,303)

Other income (expense)
Interest income	1,389	1,802	2,373
Interest expense	(504)	(338)	(41)
Gain on sale of investment in subsidiary	—	4,273	35,546
Minority interest	—	—	(297)
Gain on sale of investments	—	—	5,849

Total other income	885	5,737	43,430

Income before income taxes and equity in loss of unconsolidated affiliate	31,237	16,242	3,127
Income tax benefit (provision)	438	(5,359)	2,146
Equity in loss of unconsolidated affiliate	—	—	(17,559)

Income (loss) from continuing operations	31,675	10,883	(12,286)

Discontinued operations
Income (loss) from discontinued operations, net of income taxes	(119)	(909)	3,688
Gain on sale of discontinued operations, net of income taxes	26,502	—	—

Income (loss) from discontinued operations	26,383	(909)	3,688

Net income (loss)	$58,058	$9,974	$(8,598)

Basic net income (loss) per share
Income (loss) from continuing operations	$1.08	$0.38	$(0.43)
Income (loss) from discontinued operations	0.90	(0.03)	0.13

Basic net income (loss) per share	$1.98	$0.34	$(0.30)

Basic weighted-average shares outstanding	29,345	28,939	28,566

Diluted net income (loss) per share
Income (loss) from continuing operations	$1.06	$0.37	$(0.43)
Income (loss) from discontinued operations	0.88	(0.03)	0.13

Diluted net income (loss) per share	$1.94	$0.34	$(0.30)

Diluted weighted-average shares outstanding	30,003	29,114	28,566

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Cumulative Unrealized Gains (Losses) on Marketable Securities	Total Stockholders’ Equity
	Shares	Par Value
	(in thousands)
Balances at December 31, 2000	28,399	$284	$187,896	$—	$(9,156)	$86	$179,110
Comprehensive income:
Net loss	—	—	—	—	(8,598)	—	(8,598)
Unrealized losses on marketable securities	—	—	—	—	—	(97)	(97)

Comprehensive net loss:							(8,695)
Stock issued upon exercise of nonqualified stock options	38	—	216	—	—	—	216
Tax benefit related to exercise of nonqualified stock options	—	—	312	—	—	—	312
Stock issued upon exercise of incentive stock options	45	1	372	—	—	—	373
Stock issued pursuant to employee stock purchase plan	279	3	3,282	—	—	—	3,285
Stock issued under director stock compensation plan	3	—	61	—	—	—	61
Issuance of restricted stock	75	1	1201	(1,201)	—	—	1
Amortization of restricted stock	—	—	—	150	—	—	150
Effect of acceleration of IDX options retained by employees of unconsolidated affiliate	—	—	3,185	—	—	—	3,185

Balances at December 31, 2001	28,839	$289	$196,525	$(1,051)	$(17,754)	$(11)	$177,998
Comprehensive income:
Net income	—	—	—	—	9,974	—	9,974
Unrealized gain on marketable securities	—	—	—	—	—	26	26

Comprehensive income:							10,000
Stock issued upon exercise of nonqualified stock options	39	—	548	—	—	—	548
Stock issued upon exercise of incentive stock options	7	—	40	—	—	—	40
Stock issued pursuant to employee stock purchase plan	315	3	3,280	—	—	—	3,283
Stock issued under director stock compensation plan	2	—	44	—	—	—	44
Amortization of restricted stock	—	—	—	300	—	—	300

Balances at December 31, 2002	29,202	$292	$200,437	$(751)	$(7,780)	$15	$192,213
Comprehensive income:
Net income	—	—	—	—	58,058	—	58,058
Unrealized losses on marketable securities	—	—	—	—	—	(16)	(16)

Comprehensive income:							58,042
Stock issued upon exercise of nonqualified stock options	300	3	4,516	—	—	—	4,519
Stock issued upon exercise of incentive stock options	30	1	168	—	—	—	169
Stock issued pursuant to employee stock purchase plan	246	2	3,340	—	—	—	3,342
Stock issued under director stock compensation plan	4	—	69	—	—	—	69
Tax benefit related to exercise of nonqualified stock options	—	—	1,968	—	—	—	1,968
Effect of acceleration of IDX options on the sale of EDiX	—	—	132	—	—	—	132
Cancellation of restricted stock	(75)	(1)	(1,200)	751	—	—	(450)
Issuance of common stock for compensation	21	—	521	—	—	—	521
Stock issued under director stock option plan	—	—	207	(207)	—	—	—
Amortization of stock issued under director option plan	—	—	—	129	—	—	129

Balances at December 31, 2003	29,728	$297	$210,158	$(78)	$50,278	$(1)	$260,654

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Operating Activities:

Net income (loss)	$58,058	$9,974	$(8,598)
Less: Income (loss) from discontinued operations, net of income taxes	(119)	(909)	3,688
Gain on disposal of discontinued operations, net of income taxes	26,502	—	—

Net income (loss) from continuing operations	31,675	10,883	(12,286)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,527	11,370	11,530
Amortization	1,639	2,495	2,453
Stock-based compensation	457	300	150
Deferred taxes	(10,967)	4,905	124
Increase in allowance for doubtful accounts	1,176	996	359
Minority interest	—	—	297
Gain on investments	—	—	(5,849)
Equity in loss of unconsolidated affiliate	—	—	17,559
Gain on sale of investment in subsidiary	—	(4,273)	(35,546)
Loss on disposition of asset	—	93	404
Lease abandonment charge	—	9,183	—
Tax benefit related to exercise of non-qualified stock options	1,968	—	312
Restructuring charges	—	—	19,516
Changes in operating assets and liabilities:
Accounts receivable	(8,290)	(11,935)	18,203
Prepaid expenses and other assets	(2,719)	(2,710)	408
Accounts payable and accrued expenses	2,193	3,314	(17,689)
Federal and state income taxes	(974)	6,002	9,716
Deferred revenue	5,047	(2,040)	476

Net cash provided by operating activities from continuing operations	33,732	28,583	10,137

Investing Activities:
Purchase of property and equipment, net	(29,021)	(18,925)	(31,201)
Proceeds from sale of property and equipment	—	—	264
Purchase of marketable securities	(215,365)	(49,698)	(78,209)
Proceeds from sale of marketable securities	150,574	53,729	102,851
Proceeds from sale of investment	—	—	11,282
Business acquisitions	—	—	(2,080)
Proceeds from the sale of EDiX Corporation, net	53,645	—	—
Other assets	(3,415)	(11,086)	(4,179)

Net cash used in investing activities from continuing operations	(43,582)	(25,980)	(1,272)

Financing Activities:
Proceeds from sale of common stock	8,029	3,835	3,935
Proceeds from notes payable to bank	23,727	79,181	30,000
Repayment of notes payable to bank	(42,454)	(75,454)	(15,000)
Distributions from affiliates, net	—	—	(472)
Other financing activities	—	(622)	—

Net cash (used in) provided by financing activities from continuing operations	(10,698)	6,940	18,463

Net cash provided by (used in) continuing operations	(20,548)	9,543	27,328
Net cash provided by (used in) discontinued operations	5,949	(7,491)	(5,602)

Net (decrease) increase in cash and cash equivalents	(14,599)	2,052	21,726
Cash and cash equivalents at beginning of year	40,135	38,083	16,357

Cash and cash equivalents at end of year	$25,536	$40,135	$38,083

Supplemental Cash Flow Information

Cash paid during the year for the total Company:
Interest	$66	$122	$42
Income taxes	$3,457	$952	$3,726

Non-Cash Investing Activities:
Deconsolidation of real estate trust	$—	$—	$8,979

Non-Cash Financing Activities:
Issuance of restricted stock, net of forfeitures	$(1,201)	$—	$1,201
Issuance of common stock for compensation	$521	$—	$—

See accompanying notes.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

IDX Systems Corporation (“IDX” or the “Company”) provides healthcare information systems and services to large integrated healthcare delivery enterprises principally located in the United States. Revenues are derived from the licensing of software, hardware sales and providing maintenance and services related to systems sales.

On June 18, 2003, the Company completed the sale of its wholly owned subsidiary EDiX Corporation (“EDiX”) to Spheris, formerly Total eMed, Inc. (“TEM”), a medical transcription company based in Franklin, Tennessee. EDiX was accounted for as a discontinued operation and therefore, EDiX’s results of operations and cash flows have been removed from the Company’s results of continuing operations and cash flows for all periods presented in this Annual Report on Form 10-K. EDiX’s assets and liabilities as of December 31, 2002 have been reported in the consolidated balance sheets as assets and liabilities of discontinued operations. See Note 2 for further information on the sale of EDiX.

On January 8, 2001, the Company sold certain operations of its majority owned subsidiary, ChannelHealth Incorporated (“ChannelHealth”) to Allscripts Healthcare Solutions, Inc. (“Allscripts”), a public company (see Note 2). IDX owns approximately 20% of Allscript’s outstanding common stock and accounts for its investment in Allscripts under the equity method of accounting.

Certain reclassifications have been made in the accompanying financial statements to conform to the 2003 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries, which are generally majority owned. Investments in unconsolidated affiliates are accounted for by the equity method when we hold more than 20% but less than 50% interest, or below 20% interest but have significant influence over the operations of the companies. Investments in entities over which IDX exerts no significant influence and representing an ownership interest of less than 20%, are accounted for under the cost method.

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

Revenue Recognition

Revenue Recognition—IDX enters into contracts to license software and sell hardware and related ancillary products to customers through our direct sales force. The majority of the Company’s system sales attributable to software license revenue is earned from software that does not require significant customization or modification. IDX recognizes revenue for the licensing of software in accordance with American Institute of Certified Public

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Accountants (AICPA) Statement of Position (SOP) 97-2, and accordingly, recognizes revenue from software licenses, hardware, and related ancillary products when:

•	persuasive evidence of an arrangement exists, which is typically when a customer has signed a non-cancelable sales and software license agreement;

•	delivery, which is typically FOB shipping point, is complete for the software (either physically or electronically), hardware and related ancillary products;

•	the customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•	collectibility is probable.

Judgment is required in assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, it may affect the timing and amount of the revenue recognized by the Company on a contract to the extent of cash collected. In addition, in certain instances, judgment is required in assessing if there are uncertainties in determining the fee. If there are significant uncertainties, the revenue is not recognized until the fee is determinable.

IDX uses the residual method to recognize revenue when a contract includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of the fair value of all undelivered elements (typically maintenance and professional services) exists. Under the residual method, IDX defers revenue recognition of the fair value of the undelivered elements, allocates the remaining portion of the arrangement fee to the delivered elements and recognizes it as revenue, assuming all other conditions for revenue recognition have been satisfied. IDX recognizes substantially all of its product revenue in this manner. If IDX cannot determine the fair value of any undelivered element included in an arrangement, IDX will defer revenue recognition until all elements are delivered, services are performed or until fair value can be objectively determined.

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

IDX recognizes revenues from maintenance services ratably over the term of the maintenance contract period based on VSOE of fair value. VSOE of fair value is based upon the amount charged for maintenance when purchased separately, which is typically the contract’s renewal rate. Maintenance services are typically stated separately in an arrangement. The allocated fair value of revenues pertaining to contractual maintenance obligations are classified as a current liability, since they are typically for the twelve-month period subsequent to the balance sheet date.

IDX generally recognizes revenues from professional services based on VSOE of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the professional services have been delivered. VSOE of fair value is based upon the price charged when professional services are sold separately and is typically based on an hourly rate for professional services.

The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether VSOE of fair value exists for those elements. Typically, IDX contracts

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

contain multiple elements, and while the majority of IDX contracts contain standard terms and conditions, there are instances where IDX contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements and when to recognize revenue for each element. While these judgments might impact the timing of revenue recognition, they would not change the total revenue recognized on the contract.

IDX’s arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on IDX’s standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet IDX’s published specifications. This right generally expires 30 days after installation. The product is deemed accepted unless the customer notifies the Company otherwise. Generally, IDX determines that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5. In addition, for IDX Carecast system, IDX specifications include a 99.9% uptime guarantee and subsecond response time. The length of the guarantee typically ranges from one to three years with an annual renewal option. Historically, the Company has not incurred substantive costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should they become more substantive, the Company would accrue an estimated exposure.

At the time IDX enters into an arrangement, the Company assesses the probability of collection of the fee and the terms granted to the customer. The Company’s typical payment terms include a deposit and subsequent payments based on specific milestone events and dates. If the Company considers the payment terms for the arrangement to be extended or if the arrangement includes a substantive acceptance provision, the Company defers revenue not meeting the criterion for recognition under SOP 97-2 and classifies this revenue as deferred revenue, including deferred product revenue. The Company’s payment terms are generally less than 90 days and payments from customers are typically due within 30 days of the invoice date. IDX recognizes deferred revenue, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

Additionally, the Company periodically enters into certain arrangements for the sale of software that requires significant customization. These contracts are accounted for in accordance with Accounting Research Bulletin (ARB) No. 45, Long-Term Construction-Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company generally recognizes revenue on a percentage of completion basis using labor input measures, which involves the use of estimates. Labor input measures are used because they reasonably measure the stage of completion of the contract. Revisions to cost estimates are recorded to income in the period in which the facts that give rise to the revision become known. IDX recognizes losses, if any, on fixed price contracts when the loss is determined. IDX records revenue in excess of billings on long-term service contracts as unbilled receivables and are included in trade accounts receivable. IDX records billings in excess of revenue recognized on service contracts as deferred income until revenue recognition criteria are met.

Software Development Costs

The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Otherwise Marketed,” (“SFAS 86”). Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model. Software development costs, when material, are stated at the lower of unamortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to revenues of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for using the straight-line method over eighteen months or the product’s estimated economic life, if shorter. IDX capitalizes software acquired if the related software under development has reached technological feasibility or if there are alternative future uses for the acquired software. Capitalized software development costs are $3.8 million and $2.1 million at December 31, 2003 and 2002, respectively, net of accumulated amortization. Amortization of capitalized software amounted to $1.6 million, $2.4 million and $2.1 million in 2003, 2002 and 2001, respectively. Excluding capitalized software development costs and the related amortization expense, research and development costs were $57.1 million, $49.6 million and $43.7 million in 2003, 2002 and 2001, respectively.

Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

Cost of Sales

Costs relating to system sales consist of external costs for bundled third party hardware and software purchases. Shipping costs on goods shipped to customers are included in cost of system sales. Costs relating to maintenance and service fees consist primarily of employee costs and related infrastructure costs incurred in providing installation services, post-installation support and training and consulting services.

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

Substantially all of the Company’s customers are large integrated healthcare delivery enterprises principally located in the United States. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at December 31, 2003. The Company maintains an allowance for doubtful accounts based on accounts past due

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of trade accounts receivables have consistently been within management’s expectations.

Property and Equipment

Real estate, which includes land, buildings and related improvements, is stated at cost. Buildings and related improvements are depreciated using the straight-line method over their estimated useful lives of 30 to 40 years. Equipment is stated at cost and is depreciated straight-line over its estimated useful life of two to five years for computer equipment and five to ten years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the respective lease or the estimated useful life of the asset. Costs of developing and obtaining software for internal use are accounted for in accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use,” and are included in Property and Equipment. These costs are amortized over their estimated useful life of five to seven years.

Long-Lived Asset Impairment

The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of long-lived assets (excluding goodwill, which is not significant) may warrant revision or that the carrying value of these assets may be impaired. During this review, the Company reevaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Dilutive net income (loss) per share is determined by including the dilutive effect of all potential common shares outstanding during the year.

Comprehensive Income

Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Accounting For Stock-Based Compensation

At December 31, 2003, the Company had stock-based compensation plans, which are described separately in Note 12. The Company accounts for its stock-based compensation plan under Accounting Principal Bulletin Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying IDX shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). In general, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and therefore, no compensation expense is recorded. In addition, no compensation expense is recorded for purchases under the 1995 Employee Stock Purchase Plan (the “ESPP”) in accordance with APB No. 25. The intrinsic value of restricted stock units and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period. The unamortized portion is included as a separate component of stockholders’ equity under the caption Unearned Stock Compensation.

SFAS No. 123 establishes the fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for stock options granted to employees and directors and for employee stock purchases under the ESPP under SFAS No. 123. The table below summarizes the pro forma operating results of the Company had compensation cost been determined in accordance with the fair value based method prescribed by SFAS No. 123.

	December 31,
	2003	2002	2001
	(in thousands, except for per share data)
Net income (loss) as reported	$58,058	$9,974	$(8,598)
Add:
Stock-based compensation expense included in reported net income (loss), net of tax	320	230	127

Deduct:
Total stock-based employee compensation under fair value based methods, net of tax	(6,689)	(5,536)	(5,856)

Pro forma net income (loss)—SFAS 123	$51,689	$4,668	$(14,327)

Basic net income (loss) per share:
As reported	$1.98	$0.34	$(0.30)
Pro forma—SFAS 123	$1.76	$0.16	$(0.50)

Diluted net income (loss) per share:
As reported	$1.94	$0.34	$(0.30)
Pro forma—SFAS 123	$1.72	$0.16	$(0.50)

The fair value of stock purchase plan rights and options granted is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of stock purchase plan rights granted in 2003, 2002 and 2001 was $4.54, $3.65 and $5.68, respectively, with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: expected term of 0.50 year, volatility of 44.1%, 51.5% and 52.4%, dividend yield of 0% and risk-free interest rate of 1.0%, 3.0% and 1.8%. The weighted average fair value of options granted was $6.90, $3.65 and $7.10 for 2003, 2002 and 2001, respectively, with the following weighted average

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

assumptions used for grants in 2003, 2002 and 2001, respectively: expected option term of 4 years, volatility of 60.9%, 51.5% and 52.4%, dividend yield of 0% and risk-free interest rate of 3.2%, 3.0% and 3.5%.

New Accounting Standards

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Prior to FIN 46, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that guidance by requiring a variable interest entity, as defined in FIN 46, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosure about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. On October 8, 2003, the Financial Accounting Standards Board deferred the effective date of FIN 46 for variable interest entities created before February 1, 2003 to periods ending after December 15, 2003. A public entity need not apply the provisions of FIN 46 to an interest held in a variable interest entity until the end of the first interim or annual period ending after December 15, 2003, if both of the following apply:

•	the VIE was created before February 1, 2003, and

•	the public entity has not issued financial statements reporting interests in VIE’s in accordance with FIN 46 other than certain required disclosures.

Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 had no impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The FASB ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that AICPA Statement of Position 97-2 applies to non-software deliverables, such as hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The adoption of EITF Issue No. 03-5 did not have a material impact on the Company’s results of operations and financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”), to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for certain provisions that have been deferred. Adoption of SFAS No. 150 had no impact on the Company’s consolidated financial statements.

In November 2002, the Emerging Issues Task Force issued a final consensus on issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Companies may also elect to apply the provisions of EITF 00-21 to existing arrangements and record

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

the operating statement impact as the cumulative effect of a change in accounting principle. The Company has adopted EITF 00-21 prospectively for contracts beginning after June 30, 2003. The adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), which revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. SAB No. 104 had no impact on the Company’s consolidated financial statements.

2.    BUSINESS COMBINATIONS AND DIVESTITURES

2003

On June 18, 2003, the Company sold its wholly owned subsidiary, EDiX, to TEM resulting in a net gain on the sale of discontinued operations of $26.5 million. The Company received $64.0 million in cash from TEM in exchange for all the capital stock of EDiX. The Company transferred approximately $8.2 million of cash to TEM as part of the sale of EDiX, resulting in a net cash inflow related to the EDiX sale of $53.6 million, net of transaction costs. EDiX represented the Company’s medical transcription services segment (See Note 5).

Summarized selected financial information for the discontinued operations through the date of closing of the sale of EDiX (June 18, 2003) is as follows:

	For the period January 1, 2003 through June 18, 2003	Years ended December 31,
		2002	2001
	(in thousands)
Revenues	$54,810	$111,822	$95,570

Pre-tax income (loss) from discontinued operations	$(2)	$(1,356)	$6,145
Pre-tax gain on disposal of discontinued operations	23,769	—	—
(Provision) benefit for income taxes from income (loss) from discontinued operations	(117)	447	(2,457)
Benefit for income taxes from the gain on disposal of discontinued operations	2,733	—	—

Income (loss) from discontinued operations, net of tax	$26,383	$(909)	$3,688

The provision for income taxes on income from discontinued operations was significantly higher in 2003 as compared to 2002 primarily due to certain state tax payments.

The gain on the disposal of EDiX resulted in an income tax benefit of $2.7 million. The Company’s tax basis in the stock of EDiX exceeded the net proceeds from the sale, resulting in a capital loss on the sale for tax purposes. A tax benefit arises from this deductible temporary difference based on our tax planning strategy, which contemplates the sale of an investment in an equity investee at a gain. To the extent that facts and circumstances change, for example, a decline in the fair value of the equity method investment, this tax planning strategy may no longer be sufficient to support these specific deferred tax assets and the Company may be required to increase the valuation allowance.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Components of EDiX’s net assets and liabilities at December 31, 2002 is as follows (in thousands):

December 31, 2002
Assets:
Accounts receivable, net	$23,210
Other current assets	547
Property and equipment, net	17,721
Other assets	621

$42,099

Liabilities:
Accounts payable, accrued expenses and other liabilities	$5,829
Deferred revenue	460
Deferred tax liability	—

$6,289

2002

In April 2002, the Company acquired 562,069 preferred shares in Stentor, Inc., with which the Company has entered into a strategic Alliance Agreement (“Stentor”), in exchange for approximately $7.5 million. Each preferred share is convertible, at any time at the option of the holder, into one share of common stock of Stentor, subject to certain adjustments. At December 31, 2003, the Company’s ownership interest in Stentor on an as converted to common stock basis was 4.28%. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount paid by the Company to purchase such shares. Stentor is a California based medical informatics company with products for medical image and information management. The warrant was issued to the Company in November 2000 in connection with the alliance agreement that was entered into by the parties to jointly develop a medical image and information management system (MIMS) combining the Company’s Imaging Suite product with the image distribution technology from Stentor. This investment is carried at cost. There is currently no public market for the preferred shares.

2001

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

On January 8, 2001, the Company sold certain of the net assets and operations of its majority owned subsidiary, ChannelHealth, to Allscripts, a public company providing point-of-care e-prescribing and

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

productivity solutions for physicians. In addition to the sale, the Company entered into a ten-year strategic alliance (the “Alliance Agreement”) whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

In exchange for its 87% ownership of ChannelHealth, IDX received approximately 7.5 million shares (such shares contained restrictions as to resale as discussed below) of Allscripts common stock, which represented approximately a 20% ownership interest in Allscripts. IDX recorded the Allscripts shares at an estimated fair value of $29.5 million, which included a discount from market value due to restrictions on transfer. IDX recorded the initial investment in Allscripts at $17.6 million, which was less than the value of the shares received of $29.5 million due to an $11.9 million limitation adjustment for the portion of the gain on the sale of ChannelHealth that represented IDX’s ownership in Allscripts. At the time of the transaction, ChannelHealth’s liabilities exceeded its assets by $10.5 million, resulting in a gain of approximately $40.0 million. Pursuant to the Alliance Agreement, IDX guaranteed that Allscript’s gross revenues resulting from the alliance (less any commissions paid to IDX) would amount to at least $4.5 million for fiscal year 2001. Due to this contingency, IDX deferred $4.5 million of the gain as of the date of the transaction and recognized a gain of $35.5 million in 2001. An additional gain of $4.3 million was recognized in the first quarter of 2002 when the contingency was resolved.

IDX accounts for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, IDX recognized its pro-rata share of Allscripts 2001 losses resulting in the elimination of the carrying value of this investment during the third quarter of 2001. In accordance with the equity method of accounting, IDX has not recorded its share of losses since then, of which its share amounts to $68.5 million through December 31, 2003. At December 31, 2003, the estimated market value of the Company’s investment in Allscripts is approximately $39.8 million based on the quoted market price of the stock. The fair market value of this stock is impacted by the restriction that the Company is allowed to sell only 25% of its initial Allscripts shares in any one year.

Through December 31, 2003, the Company has sold approximately 14,000 shares of Allscripts common stock, which has not materially changed its ownership interest in Allscripts.

Summary unaudited financial information for Allscripts for the years ended December 31, 2003 and 2002 is as follows:

	December 31,
	2003	2002
	(in thousands)
Revenue	$85,841	$78,802
Gross profit	30,672	19,871
Net loss	(4,979)	(15,233)

Current assets	42,339	62,795
Non current assets	68,053	41,558
Current liabilities	24,947	18,369
Non current liabilities	2,055	163

3.    LEASE ABANDONMENT CHARGE

In 1999, the Company entered into a lease commitment for new office space in Seattle under a lease that commenced in 2002. The Company continued to utilize its existing space and an active search for a sublessor was initiated and has been ongoing. In 2002, the Company consolidated its Seattle operations into the new office

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

space and abandoned its then existing office space. Due to the depressed Seattle real estate market and the inability to obtain a sublessor, the Company recorded a lease abandonment charge of $9.2 million in its Information Systems and Services business segment in the fourth quarter of 2002. The lease abandonment charge is related to lease payments of approximately $7.9 million through the end of the lease term in 2005 and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. During 2003, lease payments of approximately $2.8 million were made. Of the $5.1 million accrual remaining at December 31, 2003, approximately $2.8 million will be paid in 2004 and approximately $2.3 million thereafter. While currently not anticipated, in the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the financial statements in the period in which the sub-lease agreement is signed.

4.    RESTRUCTURING COSTS

On September 28, 2001 the Company announced its plan to restructure and realign its large physician group practice businesses. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company’s employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, in connection with costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million, and equipment and leasehold improvement write-offs related to the leased facilities of $8.6 million and other restructuring costs, primarily related to professional and consulting fees related to the restructuring. Workforce related accruals, consisting principally of employee severance costs, were based on specific identification of employees to be terminated, along with their job classification and functions, and their location. Approximately 200 employees were terminated primarily in the Flowcast operating unit and certain corporate services functions. Substantially all work force related actions were completed during the fourth quarter of 2001, with the exception of a minimal number of staff assigned to transition teams. The table below sets forth the significant components and activity in the restructuring program (in thousands):

	Employee severance and termination benefits	Lease costs	Fixed asset impairment	Other	Total
Balance September 28, 2001	$5,557	$5,174	$8,595	$190	$19,516
Non-cash charge	—	—	(8,595)	—	(8,595)
Cash payments	(4,026)	(539)	—	(64)	(4,629)

Balance December 31, 2001	1,531	4,635	—	126	6,292

Non-cash charge	—	—	—	—	—
Cash payments	(1,531)	(1,766)	—	(126)	(3,423)

Balance December 31, 2002	—	2,869	—	—	2,869

Non-cash charge	—	—	—	—	—
Cash payments	—	(1,458)	—	—	(1,458)

Balance December 31, 2003	$—	$1,411	$—	$—	$1,411

Of the $1.4 million accrual balance at December 31, 2003, approximately $600,000 will be paid in 2004 and $800,000 thereafter.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

5.    SEGMENT AND GEOGRAPHIC INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information about operating segments. SFAS 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company internally identifies operating segments by the type of products produced and markets served, and in accordance with SFAS No. 131, the Company has aggregated similar operating segments into one segment: Information Systems and Services.

Information Systems and Services consist of IDX’s healthcare information solutions that include software, hardware and related services. IDX solutions enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality. The principal markets for this segment include physician groups, management service organizations, hospitals and integrated delivery networks primarily located in the United States, United Kingdom and Canada.

Through the first quarter of 2003, the Company had an additional segment, medical transcription services (EDiX), which provided medical transcription outsourcing services for hospitals and large physician group practices primarily located in the United States. This segment was discontinued effective as of the second quarter of 2003 with the sale of EDiX to TEM and is reflected in discontinued operations (see Note 2). Accordingly, because the Company currently operates under one business segment, segment information is no longer being disclosed separately. Operating results for the discontinued transcription services segment have been reclassified to exclude general corporate overhead previously allocated to the segment and interest charged on certain inter-company loans, net of income taxes.

6.    MARKETABLE SECURITIES

The following is a summary of marketable securities at December 31, 2003 and 2002:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2003
Short-term municipal securities	$62,500	$—	$—	$62,500
U.S. government securities	1,733	1	—	1,734
Other debt securities	9,925	—	(10)	9,915

Total debt securities	74,158	1	(10)	74,149

Equity securities	5	1	—	6
Money-market funds	4,913	—	—	4,913

	$79,076	$2	$(10)	$79,068

December 31, 2002
U.S. government securities	$11,109	$15	$—	$11,124
Other debt securities	2,500	—	—	2,500

Total debt securities	13,609	15	—	13,624

Equity securities	4	—	—	4
Money-market funds	672	—	—	672

	$14,285	$15	$—	$14,300

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Unrealized gains and losses on marketable securities are recorded, net of any tax effect, as a separate component of stockholders equity. A portion of the Company’s investment in a venture capital fund was converted to marketable equity securities that were sold, resulting in a realized gain of $5.8 million for 2001.

The amortized cost and estimated fair value of debt securities and money market funds at December 31, 2003 by contractual maturity, are shown below:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$78,796	$78,788
Due after one year through three years	200	200
Due after three years	80	80

	$79,076	$79,068

7.    PROPERTY AND EQUIPMENT

Equipment and leasehold improvements consist of the following:

	December 31,
	2003	2002
	(in thousands)
Computer equipment and software	$77,255	$56,978
Furniture and fixtures	13,155	11,588
Leasehold improvements	11,531	7,667

	101,941	76,233
Less accumulated depreciation and amortization	(55,650)	(48,066)

	$46,291	$28,167

Real estate consists of the following:

	December 31,
	2003	2002
	(in thousands)
Corporate headquarters	$42,409	$43,054
Less accumulated depreciation	(2,484)	(1,498)

	$39,925	$41,556

8.    ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2003	2002
	(in thousands)
Employee compensation and benefits	$11,380	$14,886
Accrued expenses	10,098	5,340
Accrual for lease abandonment charge	5,099	7,868
Restructuring costs	1,411	2,869
Income taxes	7,717	1,558
Other	5,450	4,809

	$41,155	$37,330

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

9.    FINANCING ARRANGEMENTS

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

The Company entered into a new revolving line of credit agreement (the “New Line”) during the second quarter of 2002 allowing the Company to borrow up to $40.0 million subject to certain restrictions. The New Line is secured by deposit accounts, accounts receivable and other assets and bears interest at the bank’s base rate plus .25%, which was approximately 5.0% as of December 31, 2002 and 4.25% as of December 31, 2003. The New Line will expire on June 27, 2005. At December 31, 2002, the Company had $18.7 million outstanding under this arrangement. Amounts due under the New Line were paid in full on January 2, 2003. At December 31, 2003, no amounts were outstanding under the New Line.

10.    INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
From Continuing Operations:
Current tax provision (benefit):
Federal	$10,100	$—	$—
State	297	233	74
Foreign	132	185	—

	10,529	418	74
Deferred tax provision (benefit)	(10,967)	4,941	(2,220)

Income tax provision (benefit) before tax effects of discontinued operations:	(438)	5,359	(2,146)
Tax effect of discontinued operations	(2,616)	(447)	2,457

Total income tax provision (benefit)	$(3,054)	$4,912	$311

A reconciliation of the federal statutory rate to the effective income tax rate from continuing operations for 2003, 2002 and 2001 is as follows:

	Years ended December 31,
	2003	2002	2001
Taxes at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.4%	3.0%	3.0%
(Decrease) increase in valuation allowance	(26.0%)	32.9%	0.0%
Utilization of previously reserved net operating losses and current year research and experimentation credits	(16.4%)	(33.0%)	0.0%
Restructuring charges not benefited	0.0%	0.0%	(8.9%)
Non-deductible charges related to sale of subsidiary	0.0%	0.0%	(8.8%)
Other, net	1.6%	(4.9%)	(5.4%)

	(1.4%)	33.0%	14.9%

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Significant components of the Company’s deferred tax assets is as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$1,825	$3,247
Research and experimentation credits	10,820	8,945
Allowances and accruals	5,026	8,245
Depreciation	—	1,038
Deferred revenue	1,805	1,228
Capital loss carryforward	3,162	—
State tax credits	4,208	—

Total deferred tax assets	26,846	22,703

Deferred tax liability:
Depreciation	(3,510)	—
Valuation allowance	(6,033)	(19,100)

Net deferred tax assets	17,303	3,603
Less current portion	5,899	2,033

	$11,404	$1,570

At December 31, 2003, the Company had research and experimentation credits of approximately $10.8 million available to offset the Company’s future tax liabilities subject to limitations. These research and experimentation credits will expire, if not used, during the years 2018 through 2023.

During 2003, the Company reversed its valuation allowance by $13.1 million. This reversal is primarily due to the Company’s expectation that future taxable income will be sufficient to recover its deferred tax assets, except for certain state items discussed below. The Company has generated on a cumulative basis pre-tax income from continuing operations for the three years in the period ended December 31, 2003.

The reversal of the valuation allowance was reflected as an income tax benefit, except for $2.0 million of income tax benefits attributable to employee stock award exercises that were accounted for as additional paid-in capital. Management believes it is more likely than not that the deferred tax asset will be realized.

At December 31, 2003, the Company had state net operating loss carry forwards (NOLs) of approximately $23.0 million available to offset the Company’s future taxable income. These NOLs will expire, if not used, during various years through 2022. The Company also had various state tax credits that will expire, if not used, during the years 2007 through 2018.

The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of certain deferred tax assets, principally state NOLs and state income tax credits, such that a partial valuation allowance has been recorded. Management believes it is more likely than not that the deferred tax asset will be realized.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

11.    STOCKHOLDERS’ EQUITY

Net Income (Loss) Per Share:

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years ended December 31,
	2003	2002	2001
	(in thousands, except for per share data)
Numerator for basic and diluted income per share
Continuing operations	$31,675	$10,883	$(12,286)
Discontinued operations	26,383	(909)	3,688

Numerator for basic and diluted income per share	$58,058	$9,974	$(8,598)

Denominator:
Basic weighted average shares outstanding	29,345	28,939	28,566
Effect of employee stock options	658	175	—

Denominator for diluted income per share	30,003	29,114	28,566

Basic net income (loss) per share
Continuing operations	$1.08	$0.38	$(0.43)
Discontinued operations	0.90	(0.03)	0.13

Basic net income (loss) per share	$1.98	$0.34	$(0.30)

Diluted net income (loss) per share
Continuing operations	$1.06	$0.37	$(0.43)
Discontinued operations	0.88	(0.03)	0.13

Diluted net income (loss) per share	$1.94	$0.34	$(0.30)

Options to purchase approximately 1,129,000, 3,417,000, and 3,902,000 shares of common stock were outstanding during the years ended December 31, 2003, 2002, and 2001, respectively, but were not included in the year to date calculation of diluted shares because either the options’ exercise price was greater than the average market price of the common shares during those periods, or the effect of including the options would have been anti-dilutive.

Stock Repurchases

In 2003, the Company repurchased 95,000 shares of common stock at no cost upon the forfeiture of certain restricted stock awards of which 20,694 shares were re-issued as stock-based compensation at a market value of $25.18 per share (See Note 12). The par value and additional paid-in capital of the reacquired shares was relieved in proportion to the amounts recognized upon the original issuance of the shares. Reissuance of the shares held in treasury is accounted for in the same manner as an issuance of new shares.

12.    STOCK BASED COMPENSATION PLANS

Stock Purchase Plan

In September 1995, IDX’s Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan, as amended in July 1997 and May 2001, (the “ESPP”) under which eligible employees may purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10%

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

of an employee’s compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 2,100,000 shares of common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2003, 2002, and 2001, an aggregate of approximately 246,000, 315,000, and 279,000 shares, respectively, were purchased under the ESPP. No additional shares of common stock were issued under the ESPP subsequent to the end of the year. At December 31, 2003, there were approximately 449,000 shares available for future offerings.

IDX Option Plans

At December 31, 2003, the Company had several stock based compensation plans, which are described separately below. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans.

During 1985 and 1994, the Company established incentive stock option plans providing for the grant of options for the issuance of 959,540 and 183,200 shares, respectively, of the Company’s common stock. Options were granted at fair market value at the time of grant and became immediately exercisable at the time of the initial public offering. The options expire on the earlier of the tenth anniversary of the date of the grant or upon termination of employment. The 1994 Plan was terminated upon the completion of the initial public offering. The 1985 Plan was terminated for purposes of prospective eligibility in March 1995. At December 31, 2003, options to purchase 24,500 and 15,700 shares of common stock were outstanding and exercisable under the 1994 Plan and the 1985 Plan, respectively.

In September 1995, the Company’s stockholders approved the 1995 Stock Option Plan as amended in July 1997, May 2001 and May 2003, (the 1995 Option Plan). The 1995 Option Plan provides for the grant of stock options to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1995 Option Plan, the Company may grant options that are intended to qualify as incentive stock options under provisions of the Internal Revenue Code or options not intended to qualify as incentive stock options. The option grants, exercise price, vesting and expiration are authorized by a compensation committee comprised of certain of the Company’s directors. A total of 8,500,000 shares of common stock may be issued upon the exercise of options granted under the 1995 Option Plan. At December 31, 2003, options to purchase 5,486,379 shares of common stock were outstanding under the 1995 Option Plan, of which 2,371,715 were exercisable.

In September 1995, IDX’s Board of Directors approved the 1995 Director Stock Option Plan, as amended, in May 1997, July 1997, May 2001 and May 2003, (the IDX Director Plan), which provides that each non-employee director of the Company be granted an option to acquire 2,000 shares of Common Stock on the date that person becomes a director but, in any event, not earlier than the effective date of the IDX Director Plan. In addition, options are granted periodically to members of the Board of Directors. The option becomes exercisable on the first anniversary of the date of grant, and the term of the option is ten years from the date of grant. Options are granted at a price equal to the fair market value on the date of grant. Compensation expense results from the excess of the market price of the underlying IDX shares at the date of grant over the exercise price of the stock options awarded, if any (known as the intrinsic value). The intrinsic value of the options granted to the directors as of the date of grant is amortized to compensation expense over the vesting period. The unamortized portion is included as a separate component of stockholders’ equity under the caption Unearned Stock Compensation. The Company has reserved 160,000 shares of common stock for issuance under the IDX Director Plan. At December 31, 2003, options to purchase 124,242 shares of Common Stock were outstanding under the IDX Director Plan, of which 80,569 were exercisable. Compensation charged to expense under the plan was $129,000 for 2003. No compensation expense resulted from the plan for 2002 and 2001.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

PHAMIS Stock Option Plans

Options to purchase shares of PHAMIS common stock under the PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan (the 1983 Option Plan), the PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan (the 1993 Option Plan) and the PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan (the PHAMIS Director Plan) that were outstanding at the effective date of the acquisition of PHAMIS by IDX in 1997, were effectively assumed by IDX based on the exchange ratio of .73 shares of IDX common stock for each share of PHAMIS common stock. Pursuant to the terms of the aforementioned plans, all unvested and unexercisable option grants were fully vested and became exercisable immediately prior to the acquisition. The aforementioned PHAMIS plans were terminated for purposes of prospective eligibility at the effective time of the acquisition. At December 31, 2003, options to purchase 51,532 and 3,650 shares of IDX common stock were outstanding and exercisable under the 1993 Option Plan and the PHAMIS Director Plan, respectively.

2002 Stock Incentive Plan for Non-employee Directors

In March 2002, IDX’s Board of Directors approved the 2002 Stock Incentive Plan for Non-Employee Directors (“2002 Stock Incentive Plan”) which provides for each non-employee director of the Company be compensated for their services on the Company’s Board of Directors by the granting of awards of shares of Common Stock and restricted stock awards. On May 16, 2002, the Company filed a Registration Statement on Form S-8 with the SEC to register such securities under the 2002 Stock Incentive Plan. The Company has reserved 25,000 shares of Common Stock for issuance under the 2002 Stock Incentive Plan. At December 31, 2003, 11,218 shares of Common Stock were issued and 13,782 shares were reserved for issuance under the 2002 Stock Incentive Plan. Stock Incentive compensation charged to expense under the plan was $70,000 for 2003 and $44,000 for 2002.

Restricted Stock Awards

The Company grants restricted common stock to certain key employees. Shares are awarded in the name of the employee subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire upon vesting. The Company reserved 115,000 shares of common stock for issuance of such restricted stock awards. During 2001, 75,000 shares were granted at an average market value of $16.02 per share. During 2002, no shares were granted. During 2003, 20,000 shares were granted at an average market value of $15.71 per share and 95,000 shares were forfeited. The forfeited shares were transferred to and reacquired by the Company at no cost. 28,125 shares were subsequently issued as restricted stock awards at an average market value of $25.18 per share, of which 7,431 shares were retained by the Company for withholding taxes. The awards are recorded at the market value at the date of grant. Initially, the total market value of the shares is treated as deferred compensation and is charged to expense over the vesting period. Restricted stock compensation charged to expense was $258,000 for 2003, $300,000 for 2002 and $150,000 for 2001.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Stock-Based Compensation

A summary of the Company’s stock option activity, and related information for the three years ended December 31 follows:

	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	4,882,373	$18.32	4,044,664	$19.52	3,370,900	$20.60
Granted	1,627,798	$16.78	1,385,419	$15.08	1,042,478	$16.24
Exercised	(331,048)	$14.16	(45,790)	$12.81	(80,590)	$10.67
Forfeited	(473,120)	$17.68	(501,920)	$19.55	(288,124)	$22.71

Outstanding at end of year	5,706,003	$18.17	4,882,373	$18.32	4,044,664	$19.52

Exercisable at end of year	2,547,666	$19.90	2,188,350	$20.63	1,837,299	$22.32

Weighted-average fair value of options granted during the year		$6.90		$3.65		$7.10
Available for future grants	2,224,102		3,404,210		4,288,400

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 4.32—$13.63	933,848	6.33 years	$12.57	667,524	$12.71
$13.69—$15.77	1,639,711	8.72 years	$14.93	260,127	$15.33
$15.81—$17.75	1,467,861	7.47 years	$16.85	699,853	$16.77
$17.78—$19.49	636,920	7.89 years	$18.95	174,215	$18.12
$19.56—$30.63	580,565	5.32 years	$27.10	324,113	$28.69
$31.19—$51.19	447,098	4.19 years	$33.36	421,834	$33.28

	5,706,003			2,547,666

13.    BENEFIT PLANS

Profit Sharing Retirement Plan

The Company maintains a profit sharing retirement plan for all IDX employees meeting age and service requirements. Contributions to the plan are discretionary as determined by the Board of Directors. The Company expects to continue the plan indefinitely; however, IDX has reserved the right to modify, amend or terminate the plan. No contributions were made to the plan for the three years ended December 31, 2003.

401(K) Retirement Savings Plan

Under the plan, employees are eligible to participate in the plan on the first day of the month following the date of employment. The Company matches participant contributions up to 3%. Matching contributions to the plan from continuing operations were $4.0 million, $3.9 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively related to this plan.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

14.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

In April 2000, the Company commenced a lawsuit for damages caused by wrongful cancellation and material breach of contract by St. John Health System (“SJHS”), in the United States District Court for Eastern District of Michigan, entitled IDX Systems Corporation v. St. John Health System (case no 00-71631). Subsequently, SJHS commenced a lawsuit against the Company in the Circuit Court of Wayne County, Michigan, claiming damages against the Company for anticipatory repudiation, breach of contract, tort and fraud. On motion of the Company, SJHS’s lawsuit was removed to and consolidated in the federal court. In its answer to the Company’s lawsuit, SJHS asserted the same claims previously asserted in its state court action. In November 2003, trial of the lawsuit commenced and ended when the parties entered into a mutually satisfactory confidential settlement agreement, including terms by which all of the litigation terminated and all claims were released.

In late 2001, the Company finalized a “Cooperative Agreement” with a non-regulatory federal agency within the U.S. Commerce Department’s Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST to a joint venture composed of the Company and four other joint venture partners. The project entails research and development to be conducted by the Company and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST and that the Company never had a serious interest in researching the technological solutions described in the proposal to NIST.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a “qui tam” complaint. The Company has no information regarding the specific allegations in the qui tam complaint. Further, the Company has no information concerning the actual amount of money at issue in the qui tam complaint or in any action the employee has brought claiming damages for alleged retaliatory actions by the Company. The Company has not yet been served with legal process detailing the allegations. Prompted by the employee’s allegations, the Civil Division of the U.S. Attorney’s office in Seattle, Washington is investigating whether the Company made false statements in connection with the application for the project award from NIST. The Company is cooperating in the U.S. Attorney’s ongoing investigation.

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

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03 1158P) asserting that the Company had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee also asserts other causes of action including wrongful termination in violation of public policy, fraudulent inducement to enter into an employment contract with the Company, and negligent and intentional infliction of emotional distress. The employee requests relief including, but not limited to, an

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys’ fees, interest and costs. In addition, the employee’s complaint alleges that the Company falsified unspecified documents submitted to the Government and made unspecified false statements to the Government.

Following a hearing on October 21, 2003, the Court on October 22, 2003, issued a series of orders regarding alignment of the IDX v. Leon and Leon v. IDX cases. Pursuant to the orders, the claims asserted by the parties will proceed under the case of Leon v. IDX, case number CV03-1158. IDX realigned its declaratory judgment claims as affirmative defenses and/or counterclaims in that case. The employee filed a motion for an injunction to reinstate his pay and benefits pending conclusion of the action. The motion was denied on December 12, 2003. Trial of the consolidated cases is presently scheduled for November 2004. The Company intends to vigorously defend itself and to vigorously pursue relief through prosecution of its own claims in the consolidated lawsuits. Although the Company believes that these actions are without merit, the Company currently cannot predict the outcome or the impact these matters may have upon the Company’s operations.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee’s complaint asserts that, notwithstanding alleged notice to the Company of the employee’s allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act’s whistleblower provisions. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Department of Occupational Health and Safety is investigating the employee’s complaint on behalf of the U.S. Department of Labor, and the Company intends to cooperate in the investigation. The Company intends to vigorously defend against the employee’s claims.

There are additional claims made by the employee against the Company, including a charge with the U.S. Equal Employment Opportunity Commission, claiming that the employee was discriminated against in violation of the Americans with Disabilities Act, the processing of which the EEOC has subsequently terminated through a Notice of Right to Sue. In addition, based on a media report, the Company believes the employee has also apparently filed a claim with the Office of Civil Rights of Health and Human Services based on an assertion that the Company retaliated against him by allegedly releasing medical information in violation of the requirements of the Health Insurance Portability and Accountability Act of 1996. The Company has not received notice of any charge from the agency, and the agency has not confirmed that any claim has been filed. The Company intends to vigorously defend against the claims.

From time to time, the Company is a party to or may be threatened with other litigation on the course of its business. The Company regularly analyzes current information, including, as applicable, the Company’s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect the Company’s business, financial condition or results of operations.

Contingencies:

Federal regulations issued in accordance with the Health Insurance Portability and Accountability Act of 1996, (“HIPAA”), impose national health data standards on health care providers that conduct electronic health

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

transactions, health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans. Collectively, these groups, including most of IDX’s customers and IDX’s eCommerce Services clearinghouse business, are known as covered entities. These HIPAA standards include:

•	transaction and code set standards (the “TCS Standards”) that prescribe specific transaction formats and data code sets for certain electronic health care transactions;

•	privacy standards (the “Privacy Standards”) that protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and

•	data security standards (the “Security Standards”) that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

All covered entities were required to comply with the TCS Standards by October 16, 2003. The Privacy Standards imposed by HIPAA have been in effect for most covered entities since April 14, 2003, while the compliance deadline for the Security Standards is April 21, 2005.

Many covered entities, including some of IDX’s customers, IDX’s eCommerce Services clearinghouse business, and trading partners of IDX’s clearinghouse business, were not fully compliant with the TCS Standards as of October 16, 2003. However, IDX has deployed contingency plans to accept non-standard transactions. Even with the deployment of contingency plans, it is possible that there may be disruption in current claim submission and payment cycles, which could adversely affect IDX’s customers’ ability to pay IDX for services and products and could adversely impact anticipated revenues for IDX’s eCommerce Services clearinghouse business. As a result, IDX could experience loss of anticipated revenue. Further, because the entire healthcare system, including IDX’s eCommerce Services clearinghouse business and customers who use our information systems to generate claims data, has not operated at full capacity using the newly-mandated standard transactions, it is possible that currently undetected errors may cause rejection of claims, extended payment cycles, system implementation delays and cash flow reduction, with the attendant risk of liability and claims against IDX.

The Privacy Standards place on covered entities specific limitations on the use and disclosure of individually identifiable health information. IDX has made certain changes in products and services to comply with the Privacy Standards. The effect of the Privacy Standards on IDX’s business is difficult to predict and there can be no assurances that IDX will adequately address the risks created by the Privacy Standards and their implementation or that IDX will be able to take advantage of any resulting opportunities.

Failure to comply with these standards under HIPAA may subject IDX to civil monetary penalties and, in certain circumstances, criminal penalties. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. Also, the U.S. Department of Justice, or DOJ, may seek to impose criminal penalties for certain violations of HIPAA. Criminal penalties under the statute vary depending upon the nature of the violation but could include fines of not more than $250,000 and/or imprisonment.

The effect of HIPAA on IDX’s business is difficult to predict and there can be no assurances that IDX will adequately address the business risks created by HIPAA and its implementation, or that IDX will be able to take advantage of any resulting business opportunities. Furthermore, IDX is unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect IDX’s business or the costs of compliance with HIPAA.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Indemnifications:

IDX includes indemnification provisions in software license agreements with its customers. These indemnification provisions include provisions indemnifying the customer against losses, expenses, and liabilities from damages that could be awarded against the customer in the event that IDX’s software is found to infringe upon a patent or copyright of a third party. The scope of remedies available under these indemnification obligations is limited by the software license agreements. IDX believes that its internal business practices and policies and the ownership of information, works and rights agreements signed by all employees limits IDX’s risk in paying out any claims under these indemnification provisions. To date IDX has not been subject to any litigation and has not had to reimburse any customers for any losses associated with these indemnification provisions.

15.    OPERATING LEASES

At December 31, 2003, minimum lease payments, net of sublease proceeds, for certain facilities and equipment under noncancelable leases are as follows:

Year	Total
(in thousands)
2004	$14,282
2005	15,028
2006	12,943
2007	12,935
2008	31,867
Thereafter	56,135

$143,190

Of the $143.2 million obligation, approximately $5.1 million represents an accrual for a lease abandonment charge. See Note 3.

Richard E. Tarrant, Chairman of the Company’s Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation (“LBJ Real Estate”). Certain executive officers of LBJ Real Estate are also directors or executive officers of the Company, including Robert H. Hoehl, a director of the Company, and John A. Kane, the Company’s Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl and an independent individual. LBJ Real Estate holds a 1% general partnership interest in LBJ Ltd. Partnership, a Vermont limited partnership and an affiliate of the Company (“LBJ”), and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, the Company’s Senior Vice President of Sales, and two other employees of the Company hold 72.95% limited partnership interests. Through September 30, 2003, the Company leased an office building from LBJ. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. The Company is continuing to lease the real estate from the new owners under a new lease agreement, which has been approved by certain independent members of the Board of Directors of the Company who have no financial interest in the transaction.

Total rent expense from continuing operations amounted to $12.6 million, $9.3 million and $10.6 million during 2003, 2002 and 2001, respectively. Total rent paid to LBJ was approximately $414,000, $555,000 and $557,000 in 2003, 2002 and 2001, respectively. Total rent paid to BDP was approximately $294,000 in 2001.

The Company leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $223,000, $204,000 and $195,000 in 2003, 2002 and 2001, respectively.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

16.    GOODWILL

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has performed the required tests of goodwill and, based on the results, has not recorded any charges related to the adoption of and subsequent conformity with SFAS No. 142.

Had SFAS No. 142 been adopted for the three years ended December 31, 2003, the impact on net loss and loss per share would have been as follows for the year ended December 31, 2001:

2001
Net income (loss)	($8,598)
Add back goodwill amortization, net of tax	317

Adjusted net income (loss)	($8,281)

2001
Basic net income (loss) per share	($0.30)
Add back goodwill amortization, net of tax, per share	.01

Adjusted basic income (loss) per share	($0.29)

Diluted net income (loss) per share	($0.30)
Add back goodwill amortization, net of tax, per share	.01

Adjusted diluted income (loss) per share	($0.29)

The Company capitalized as additional goodwill $97,000 and $900,000 in 2003 and 2002, respectively relating to contingent consideration for an acquisition completed in 1999. The Company is not required to make any further earn-out payments.

17.    RELATED PARTY TRANSACTIONS

As a result of the sale of Channelhealth to Allscripts, the Company currently owns approximately 19.2% of the common stock of Allscripts at December 31, 2003. As part of a 10-year strategic alliance agreement beginning on January 9, 2001, Allscripts is obligated to pay IDX a percentage of Allscripts’ revenue related to the Company’s customers. The Company recorded revenues of approximately $1.0 million, $900,000 and $748,000 in 2003, 2002 and 2001, respectively. The Company also leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $465,000, $514,000 and $492,000 in 2003, 2002 and 2001, respectively. In addition, in 2003, the Company received a $300,000 payment from Allscripts in consideration for termination of expansion obligations. Accounts receivable included $56,000 and $322,000 due from Allscripts at December 31, 2003 and 2002, respectively.

Through September 30, 2003, the Company leased an office building from LBJ, a real estate partnership owned by certain of the Company’s stockholders and key employees. See Note 15, Operating Leases.

Through April 19, 2001, the Company’s consolidated financial statements included the accounts of IDX and BDP Realty Associates (“BDP”), a real estate trust owned by Messrs. Hoehl and Tarrant, whose real estate was

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

leased exclusively by IDX. Effective with the date of the acquisition of IDX’s corporate headquarters from BDP, the Company has deconsolidated BDP and eliminated the net assets, principally real estate and minority interest, included in our consolidated balance sheet as of that date. The Company’s corporate headquarters were purchased from BDP for cash, at fair market value as determined by an independent appraisal, for approximately $15.0 million during the second quarter of 2001. This amount has been recorded as property and equipment. This transaction was reviewed and approved by certain independent members of our Board of Directors who had no financial interest in the transaction. Total rent expense includes $294,000 in 2001 related to this lease.

18.    SUBSEQUENT EVENT

On February 5, 2004, the Company entered into a commitment to sublease office facilities in the United Kingdom commencing on April 1, 2004. The lease term is for ten years and provides for annual base rent of £383,650 ($716,543 using the exchange rate of 1.8677 on March 2, 2004), plus the Company’s share of taxes and maintenance costs. The lease includes a provision for annual increases for maintenance, subject to a cap, in accordance with the UK Retail Price Index. In addition, in year five there is a provision for an increase in the annual base rent to market.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

IDX Systems Corporation

We have audited the accompanying consolidated balance sheets of IDX Systems Corporation, as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDX Systems Corporation, at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 11, 2004

QUARTERLY INFORMATION (UNAUDITED)

A summary of operating results for the quarterly periods in the two years ended December 31, 2003 is set forth below:

	Quarter ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Year ended December 31, 2003
Total revenues	$92,441	$98,279	$101,431	$107,030

Income from continuing operations	3,716	5,430	10,301	12,228
Income (loss) from discontinued operations	115	26,711	—	(443)

Net income	3,831	32,141	10,301	11,785

Net income (loss) per share—basic
Continuing operations	$0.13	$0.19	$0.35	$0.41
Discontinued operations	—	0.91	—	(0.01)

Total net income per share—basic	$0.13	$1.10	$0.35	$0.40

Net income (loss) per share—diluted
Continuing operations	$0.13	$0.18	$0.34	$0.40 *
Discontinued operations	—	0.91	—	(0.01)*

Total net income per share—diluted	$0.13	$1.09	$0.34	$0.38 +

Year ended December 31, 2002
Total revenues	$80,923	$85,061	$88,854	$93,408

Income from continuing operations	3,277	3,183	3,932	491
Income (loss) from discontinued operations	850	(420)	289	(1,628)

Net income (loss)	4,127	2,763	4,221	(1,137)

Net income (loss) per share—basic
Continuing operations	$0.11	$0.11	$0.14	$0.02
Discontinued operations	0.03	(0.01)	0.01	(0.06)

Total net income (loss) per share—basic	$0.14	$0.10	$0.15	$(0.04)

Net income (loss) per share—diluted
Continuing operations	$0.11	$0.11	$0.13	$0.02
Discontinued operations	0.03	(0.01)	0.01	(0.06)

Total net income (loss) per share—diluted	$0.14	$0.10	$0.14	$(0.04)

+	Does not total due to rounding.
*	Net income (loss) per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while net income (loss) per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ net income (loss) per share does not equal the full-year net income (loss) per share.

The operations of the medical transcription services segment were discontinued in 2003, accordingly, the amounts above have been reclassified from previously published numbers to reflect the effect of discontinued operations.

The results of operations for the periods presented above include certain significant after-tax charges and gains in the following periods as described below:

2003

A gain on the sale of EDiX of approximately $27.2 million during the second quarter adjusted to $26.5 million during the fourth quarter due to income tax adjustments related to the sale and an income tax benefit from continuing operations of approximately $4.4 million and $8.7 million during the third and fourth quarters, respectively, as a result of a decline in the deferred income tax asset valuation allowance.

2002

A gain on sale of an investment in ChannelHealth of $2.9 million during the first quarter and a lease abandonment charge of $6.2 million during the fourth quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2003. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls

During 2002, the Company began implementation of an enterprise resource planning (“ERP”) system, designed to align and integrate the Company’s employees, processes and technology through software applications. The ERP system includes enterprise financial reporting applications, of which the Company implemented the core applications for general ledger, accounts receivable, billing, accounts payable and fixed assets during the fourth quarter of 2002. During the fourth quarter of 2003, the Company implemented additional applications principally including payroll and benefits, contract management, order management, project management, resource management, and time and expense reporting. The applications implemented this quarter represent a culmination of over a year of preparation, including five months of testing and three months of training. Management believes that the ongoing implementation of the ERP system will ultimately enhance our internal controls over financial reporting. However, the Company’s financial controls in the fourth quarter 2003 were adversely impacted by this conversion to the ERP system and the assignment of Company personnel responsible for overseeing such controls to additional special projects. The Company’s independent auditors, Ernst & Young, determined that the Company has significant deficiencies in the design or operation of the Company’s internal control which, if not addressed, could adversely affect the assertions of management in the financial statements as to particular accounts. The Company addressed these conditions with enhanced testing and analysis, and it believes these procedures were adequate to permit us to report appropriate results in this Annual Report on Form 10-K. In addition, the Company intends to hire additional accounting personnel to address these control issues.

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

Audit Committee Financial Expert

The Board has determined that William L. Asmundson, the Chairman of the Audit Committee, is an audit committee financial expert, as such term is defined in Item 401(h) of Regulation S-K. The board has also determined that Mr. Asmundson is independent as defined under the new rules of the NASDAQ stock market. Mr. Asmundsons’s experience can be found in the Proxy Statement under the caption “Election of Directors.”

Code of Ethics for Financial Officers

In addition to a general Code of Ethics applicable to all employees, the Board has adopted a code of ethics (the “Code of Ethics”) that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Corporate Controller. Each of these executives has executed an affirmation agreeing to comply with the Code of Ethics. The full text of the Code of Ethics is available on our Internet web site address at http://www.idx.com. In addition, the Company intends to disclose any changes in or waivers to the Code of Ethics on its website.

ITEM 11.    EXECUTIVE COMPENSATION

The response to this item is contained in the Proxy Statement under the caption “Board of Directors Compensation” and “Compensation of Executive Officers” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is contained in the Proxy Statement under the captions, “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND RELATED STOCKHOLDER MATTERS

The response to this item is contained in the Proxy Statement under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is contained in the Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following consolidated financial statements of IDX Systems Corporation are included in Item 8 of Part II of this Annual Report on Form 10-K.

(1)	Consolidated Balance Sheets at December 31, 2003 and 2002.

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2)	The consolidated financial statement Schedule II is as follows: All other schedules are omitted, as the information required is either presented in the consolidated financial statements or is inapplicable.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts—Continuing operations

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions— Other ##	Deductions—Bad Debts Written- Off Net of Collections	Balance at End of Period
Year ended December 31, 2003 Allowance for doubtful accounts	$3,898,000	$1,176,000	—	$405,000	$4,669,000

Year ended December 31, 2002 Allowance for doubtful accounts	$3,578,000	$996,000	—	$676,000	$3,898,000

Year ended December 31, 2001 Allowance for doubtful accounts	$3,532,000	$2,113,000	$500,000	$1,567,000	$3,578,000

##	Reduction in allowance for doubtful accounts related to the sale of ChannelHealth.

The above schedule has been restated to exclude the effects of discontinued operations.

Allowance for Doubtful Accounts—Discontinued operations

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions— Other ##	Deductions—Bad Debts Written- Off Net of Collections	Balance at End of Period
Year ended December 31, 2003 Allowance for doubtful accounts	$702,000	$400,000	$723,000	$379,000	—
Year ended December 31, 2002 Allowance for doubtful accounts	$578,000	$1,610,000	—	$1,486,000	$702,000
Year ended December 31, 2001 Allowance for doubtful accounts	$765,000	$269,000	—	$456,000	$578,000

##	Reduction in allowance for doubtful accounts related to the sale of EDiX.

(3)	The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are incorporated by reference herein.

(b)	Reports on Form 8-K

On October 23, 2003, the registrant furnished a report on Form 8-K, containing a copy of its earnings release for the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2004.

IDX SYSTEMS CORPORATION

By:	/s/ JAMES H. CROOK, JR.
James H. Crook, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES H. CROOK, JR. James H. Crook, Jr.	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2004

/s/ JOHN A. KANE John A. Kane	Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ RICHARD E. TARRANT Richard E. Tarrant	Director	March 15, 2004

/s/ HENRY M. TUFO Henry M. Tufo, M.D.	Director	March 15, 2004

/s/ ROBERT H. HOEHL Robert H. Hoehl	Director	March 15, 2004

/s/ STUART H. ALTMAN Stuart H. Altman, Ph.D.	Director	March 15, 2004

/s/ MARK F. WHEELER Mark F. Wheeler, M.D.	Director	March 15, 2004

/s/ ALLEN MARTIN Allen Martin, Esq.	Director	March 15, 2004

/s/ DAVID P. HUNTER David P. Hunter	Director	March 15, 2004

/s/ WILLIAM L. ASMUNDSON William L. Asmundson	Director	March 15, 2004

/s/ CONNIE R. CURRAN Connie R. Curran	Director	March 15, 2004

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation. (b)

3.2	Second Amended and Restated Bylaws. (b)

4.1	Specimen Certificate for shares of Common Stock, $.01 par value, of the Company. (b)

10.1	1985 Incentive Stock Option Plan. (a)(b)

10.2	1994 Incentive Stock Option Plan. (a)(b)

10.3	Employment, Noncompetition and Nondisclosure Agreement between the Company and Richard E. Tarrant. dated September 7, 1995. (a)(b)

10.4	Agreement between the Company and Robert F. Galin dated April 5, 1982. (a)(b)

10.5	Employment Agreement between the Company and John A. Kane dated October 15, 1984. (a)(b)

10.6	Redemption Agreement between the Company, Richard E. Tarrant and Robert H. Hoehl dated as of April 1, 1993. (b)

10.7	First Amendment to Redemption Agreement between the Company, Richard E. Tarrant and Robert H. Hoehl dated September 19, 1995. (b)

10.8	Second Amendment to Redemption Agreement by and among the Company, Richard E. Tarrant and Robert H. Hoehl and other shareholders dated as of September 13, 2001. (i)

10.9	Indenture of Lease between the Company and IDS Realty Trust dated as of December 1, 1981, as amended on June 29, 1995. (b)

10.10	Tax Indemnification Agreement between the Company and the stockholders listed on Schedule A thereto. (b)

10.11	PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan as amended through May 14, 1996. (a) (c)

10.12	PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan as amended through January 1, 1996. (a) (c)

10.13	Specimens of Stock Option Agreements under the 1995 Stock Option Plan.

10.14	Lease Extension between IDS Realty Trust and the Company dated as of June 15, 1998 and executed April 12, 1999. (d)

10.15	Sample Indemnification Agreement signed by all Directors and Officers as of September 13, 1999. (e)

10.16	Series A Convertible Preferred Stock Purchase Agreement by and between ChannelHealth Incorporated, the Company and Purchasers named on Schedule I dated as of January 10, 2000. (f)

10.17	Stock Restriction and Voting Agreement by and among Richard E. Tarrant and Amy E. Tarrant effective April 29, 1999 and executed June 8, 2000. (f)

10.18	Stock Rights and Restriction Agreement between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001. (g)

10.19	Strategic Alliance Agreement by and between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001. (g)

10.20	Stock Option Agreement by and between IDX Systems Corporation and James H. Crook, Jr. dated as of October 16, 2000. (a) (g)

10.21	1995 Stock Option Plan as amended through May 21, 2001. (a) (h)

10.22	1995 Employee Stock Purchase Plan as amended through May 21, 2001. (a) (h)

10.23		1995 Director Stock Option Plan as amended through May 21, 2001. (a) (h)

10.24		Joinder, dated September 30, 2001, by and among Allscripts Healthcare Solutions, Inc., the Company and IDX Investment Corporation. (j)

10.25	*	Employment, Noncompetition and Nondisclosure Agreement by and between the Company and Thomas Butts, dated January 17, 2002. (a) (k)

10.26		2002 Stock Incentive Plan for Non-Employee Directors. (a) (k)

10.27		Loan and Security Agreement by and among the Company, IDX Information Systems Corporation, IDX Investment Corporation, EDiX Corporation and Heller Healthcare Finance, Inc., dated June 27, 2002. (l)

10.28		Office Building Lease by and between IDX Information Systems Corporation and 4901 LBJ Limited Partnership, effective as of July 1, 2002. (m)

10.29		Office Building Lease by and between National Office Partners Limited Partnership and the Company dated March 23, 2000. (p)

10.30		First Amendment to Lease by and between National Office Partners Limited Partnership and the Company dated February 15, 2002. (p)

10.31	*	Distribution and Development Agreement by and between Stentor, Inc. and the Company dated November 15, 2000. (p)

10.32	*	Amendment to Distribution and Development agreement by and between Stentor, Inc. and the Company dated December 31, 2003.

10.33		Amendment No. 4 to 1995 Stock Option Plan. (a) (n)

10.34		Amendment No. 5 to 1995 Director Stock Option Plan. (a)

10.35

Amendment No. 1, dated June 19, 2003, to Loan and Security Agreement dated as of June 27,

2002 by and among the Company, IDX Information Systems Corporation, IDX Investment Corporation, EDiX Corporation and Heller Healthcare Finance, Inc. (n)

10.36		First Amended and Restated Revolving Credit Note, dated June 19, 2003, by the Company, IDX Information Systems Corporation and IDX Investment Corporation in favor of Heller Healthcare Finance, Inc. (n)

10.37	*	Employment, Noncompetition and Nondisclosure Agreement by and between the Company and James H. Crook, effective as of January 1, 2003. (a)

10.38		Stock Purchase and Sale Agreement dated April 10, 2003 between the Company and Total eMed, Inc. (o)

10.39		Amendment Number 1 to the Stock Purchase and Sale Agreement dated April 10, 2003 between the Company and Total eMed, Inc. (o)

21.1		Subsidiaries of the Company.

23.1		Consent of Ernst & Young LLP.

23.2		Consent of KPMG LLP regarding Allscripts Healthcare Solutions, Inc.

31.1		Certification of the CEO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of the CFO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of the CEO and CFO of the Company pursuant to 18 U.S.C. Section 1350.

99.1		Consolidated Financial Statements for Allscripts Healthcare Solutions, Inc. (incorporated by reference to Allscripts Healthcare Solutions Inc. financial statements included in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2003).

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the commission.

(a)	Management contract or compensatory plan or arrangement filed as an exhibit to or incorporated by reference into this Form pursuant to Items 15(a) and 15(c) of Form 10-K.
(b)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1, as amended (File No. 33-97104).
(c)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8, as amended (File No. 333-31045).
(d)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (File No. 000-26816).
(e)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-26816).
(f)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 (File No. 000-26816).
(g)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-26816).
(h)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-26816).
(i)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-26816).
(j)	Incorporated herein by reference from the Company’s Report on Amendment No. 1 to Schedule 13D for the event of January 10, 2002.
(k)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-26816).
(l)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 000-26816).
(m)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-26816).
(n)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-26816).
(o)	Incorporated herein by reference from the Company’s Report on Form 8-K dated June 18, 2003 (File No. 000-26816).
(p)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.