Form 10-Q
period 2004-03-31
IDX SYSTEMS CORP
filed 2004-05-06
CIK 1001185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2004 was 30,132,748.

The following trademarks used herein are owned by IDX: Flowcast, Groupcast, Carecast, Imagecast, IDX, LastWord, IDXtend and Web Framework. All other trademarks referenced in this Quarterly Report on Form 10-Q are the property of their respective owners.

IDX SYSTEMS CORPORATION

FORM 10-Q

For the Period Ended March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDX Systems Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$18,820	$25,536
Marketable securities	86,441	79,068
Accounts receivable, net	109,687	85,971
Unbilled receivables	7,781	7,738
Refundable income taxes	8,264	8,564
Prepaid and other current assets	21,512	11,446
Deferred tax asset	8,408	5,899

Total current assets	260,913	224,222

Property and equipment, net	85,943	86,216
Capitalized software costs, net	4,985	3,806
Goodwill, net	2,508	2,508
Other assets	10,318	10,357
Deferred tax asset	11,235	11,404

Total assets	$375,902	$338,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities	$60,213	$54,843
Deferred revenue	44,906	23,016

Total current liabilities	105,119	77,859

Commitments and contingencies	—	—

Stockholders’ equity	270,783	260,654

Total liabilities and stockholders’ equity	$375,902	$338,513

See Notes to the Condensed Consolidated Financial Statements

IDX Systems Corporation

Condensed Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues
System sales	$35,974	$32,541
Maintenance and service fees	66,576	59,900

Total revenues	102,550	92,441

Operating expenses
Cost of system sales	11,217	11,792
Cost of maintenance and services	46,591	41,661
Selling, general and administrative	28,427	20,454
Software development costs	13,887	13,350

Total operating expenses	100,122	87,257

Operating income	2,428	5,184

Other income	116	124

Income before income taxes	2,544	5,308

Income tax provision	(967)	(1,592)

Income from continuing operations	1,577	3,716

Discontinued operations
Income from discontinued operations, net of income taxes	—	115

Net income	$1,577	$3,831

Basic earnings per share
Income from continuing operations	$0.05	$0.13
Income from discontinued operations	$—	$—

Basic earnings per share	$0.05	$0.13

Basic weighted average shares outstanding	29,880	29,172

Diluted earnings per share
Income from continuing operations	$0.05	$0.13
Income from discontinued operations	$—	$—

Diluted earnings per share	$0.05	$0.13

Diluted weighted average shares outstanding	31,434	29,415

See Notes to the Condensed Consolidated Financial Statements

IDX Systems Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net income	$1,577	$3,831
Less: Income from discontinued operations, net of income taxes	—	115

Net income from continuing operations	1,577	3,716

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,031	3,145
Amortization	406	580
Deferred taxes	(2,340)	(727)
Increase in allowance for doubtful accounts	544	294
Tax benefit related to exercise of non-qualified stock options	2,673	—
Foreign currency transaction (gains) losses, net	189	—
Loss on disposition of equipment	29	—
Other	52	75
Changes in operating assets and liabilities:
Accounts receivable	(24,454)	647
Prepaid expenses and other assets	(10,091)	(1,452)
Accounts payable and accrued expenses	5,462	(9,103)
Federal and state income taxes	285	1,488
Deferred revenue	21,890	989

Net cash provided by (used in) operating activities from continuing operations	253	(348)

Investing Activities:
Purchase of property and equipment, net	(3,785)	(8,415)
Purchase of marketable securities	(60,831)	(24,320)
Proceeds from sale of marketable securities	53,466	29,512
Other assets	(1,584)	(211)

Net cash used in investing activities from continuing operations	(12,734)	(3,434)

Financing Activities:
Proceeds from sale of common stock	5,788	137
Proceeds from debt issuance	—	23,727
Repayment of debt issuance	—	(18,727)

Net cash provided by financing activities from continuing operations	5,788	5,137

Effect of exchange rate fluctuations on cash and cash equivalents	(23)	—

Net cash (used in) provided by continuing operations	(6,716)	1,355
Net cash provided by discontinued operations	—	5,531

Net (decrease) increase in cash and cash equivalents	(6,716)	6,886
Cash and cash equivalents at beginning of period	25,536	40,135

Cash and cash equivalents at end of period	$18,820	$47,021

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Note 1 – Nature of Business and Basis of Presentation

IDX Systems Corporation (“IDX” or the “Company”) provides healthcare information systems and services to large integrated healthcare delivery enterprises located in the United States, the United Kingdom and Canada. Revenues are derived from the licensing of software, hardware sales, and providing maintenance and services related to system sales.

On June 18, 2003, the Company completed the sale of its wholly owned subsidiary EDiX Corporation (“EDiX”) to Spheris, formerly Total eMed, Inc. (“TEM”), a medical transcription company based in Franklin, Tennessee. EDiX was accounted for as a discontinued operation, and therefore, EDiX’s results of operations and cash flows have been removed from the Company’s results of continuing operations and cash flows for all periods presented in this Quarterly Report on Form 10-Q. See Note 3 for further information on the sale of EDiX.

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) have been made to provide a fair presentation. The operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s latest annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

Certain reclassifications of prior period data have been made to conform to the current reporting period.

Accounting for Stock Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying IDX shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). In general, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and therefore, no compensation expense is recorded. In addition, no compensation expense is recorded for purchases under the 1995 Employee Stock Purchase Plan (the “ESPP”), as the plan is non-compensatory under the provisions of APB No. 25. The intrinsic value of restricted stock units and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period.

Statement of Financial Accounting Standards (“SFAS”) No. 123 establishes the fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for stock options granted to employees and directors and for employee stock purchases under the ESPP under SFAS No. 123. The table below summarizes the pro forma operating results of the Company had compensation cost been determined in accordance with the fair value based method prescribed by SFAS No. 123.

	Three Months Ended March 31,
(in thousands, except for per share data)	2004	2003
Net income as reported	$1,577	$3,831
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	32	53
Deduct:
Total stock-based compensation under fair value based methods, net of related tax effects	(1,621)	(1,242)

Pro forma net (loss) income – SFAS No. 123	$(12)	$2,642

Basic and diluted earnings per share:
As reported	$0.05	$0.13
Pro forma – SFAS No. 123	$—	$0.09

Note 2 – New Accounting Standards

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

Note 3 – Business Combinations and Divestitures

On June 18, 2003, the Company sold its wholly owned subsidiary, EDiX, to TEM resulting in a net gain on the sale of discontinued operations of $26.5 million. The Company received approximately $64.0 million in cash from TEM in exchange for all the capital stock of EDiX. The Company transferred approximately $8.2 million of cash to TEM as part of the sale of EDiX, resulting in a net cash inflow related to the EDiX sale of $53.6 million, net of transaction costs. EDiX represented the Company’s medical transcription services segment (See Note 6).

Summarized selected financial information for the discontinued operations for the three months ended March 31, 2003 is as follows (in thousands):

Three Months Ended March 31, 2003
Revenues	$28,635

Pre-tax income from discontinued operations	165
Provision for income taxes	(50)

Income from discontinued operations, net of tax	$115

Note 4 – Investments in Affiliates, at Equity

On January 8, 2001, the Company sold certain of the net assets and operations of its majority owned subsidiary, ChannelHealth Incorporated (“ChannelHealth”), to Allscripts Healthcare Solutions, Inc. (“Allscripts”), a public company providing point-of-care e-prescribing and productivity solutions for physicians. In addition to the sale, the Company entered into a ten-year strategic alliance (the “Alliance Agreement”) whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

At March 31, 2004, the Company owned approximately 19.0% of the outstanding shares of common stock of Allscripts and accounts for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, the Company recognized its pro-rata share of Allscripts losses during the 2001 fiscal year resulting in the elimination of the carrying value of this investment. In accordance with the equity method of accounting, the Company has not recorded its share of losses since then, which share amounts to $68.5 million through December 31, 2003. At March 31, 2004, the estimated market value of the Company’s investment in Allscripts is approximately $72.6 million, based on the last reported sales price per share of Allscripts common stock on the NASDAQ National Market on that date. The fair market value of this stock would be affected by the Company’s contractual restriction that it is allowed to sell only 25% of its initial Allscripts shares in any one year.

Through March 31, 2004, the Company has sold approximately 14,000 shares of Allscripts common stock, which sale has not materially changed its ownership interest in Allscripts.

Note 5 – Restructuring costs and other charges

Restructuring costs

On September 28, 2001, the Company announced its plan to restructure and realign its large physician group practice businesses. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company’s employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, in connection with costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million, equipment and leasehold improvement write-offs related to the leased facilities of $8.6 million and other restructuring costs, primarily related to professional and consulting fees related to the restructuring. Workforce related accruals, consisting principally of employee severance costs, were based on specific identification of employees to be terminated, along with their job classification and functions, and their location. Approximately 200 employees were terminated primarily in the Flowcast operating unit and certain corporate services functions. Substantially all workforce related actions were completed during the fourth quarter of 2001, with the exception of a minimal number of staff assigned to transition teams. Of the $1.3 million accrual remaining at March 31, 2004, approximately $500,000 will be paid during the remainder of 2004 and approximately $800,000 thereafter. The table below sets forth the activity in the workforce reduction and restructuring program (in thousands):

	Balance December 31, 2002	Non-Cash Charge	Cash Payments	Balance December 31, 2003	Non-Cash Charge	Cash Payments	Balance March 31, 2004
Lease costs	$2,869	$—	$(1,458)	$1,411	$—	$(68)	$1,343

Total	$2,869	$—	$(1,458)	$1,411	$—	$(68)	$1,343

Lease abandonment charges

In 1999, the Company entered into a lease commitment for new office space in Seattle under a lease that commenced in 2003. The Company continued to utilize its existing space and an active search for a sublessor was initiated and has been ongoing. In 2002, the Company made the decision to consolidate its Seattle operations into the new office space. Due to the depressed Seattle real estate market and the inability to obtain a sublessor, the Company recorded a lease abandonment charge of $9.2 million in the fourth quarter of 2002. The lease abandonment charge is related to lease payments of approximately $7.9 million through the end of the lease term in 2005 and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. Of the $4.4 million accrual remaining at March 31, 2004, approximately $1.8 million will be paid during the remainder of 2004 and approximately $2.6 million thereafter. In the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period or is able to negotiate lease terminations with the landlord, the present value of the savings generated from the future sub-lease income or lease terminations would be recorded as a reduction in lease abandonment expense in the period in which the sub-lease or termination agreements are signed. The table below sets forth the activity in the lease abandonment charge (in thousands):

	Balance December 31, 2002	Non-Cash Charge	Cash Payments	Balance December 31, 2003	Non-Cash Charge	Cash Payments	Balance March 31, 2004
Lease costs	$7,868	$—	$(2,770)	$5,098	$—	$(681)	$4,417

Total	$7,868	$—	$(2,770)	$5,098	$—	$(681)	$4,417

Note 6 – Segment and Geographic Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for reporting information about operating segments. SFAS 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company internally identifies operating segments by the type of products produced and markets served, and in accordance with SFAS 131, the Company has aggregated similar operating segments into one segment: Information Systems and Services.

Information Systems and Services consist of IDX’s healthcare information solutions that include software, hardware and related services. IDX solutions are designed to enable healthcare organizations to redesign patient care and other workflow processes in order to improve efficiency and quality. The principal markets for this segment include physician groups, management service organizations, hospitals and integrated delivery networks primarily located in the United States, United Kingdom and Canada.

Through the first quarter of 2003, the Company had an additional segment, Medical Transcription Services (EDiX), which provided medical transcription outsourcing services for hospitals and large physician group practices primarily located in the United States. This segment was discontinued effective as of the second quarter of 2003 with the sale of EDiX to TEM and is reflected in discontinued operations (see Note 3). Accordingly, because the Company currently operates under one business segment, segment information is no longer being disclosed separately. Operating results for the discontinued Medical Transcription Services segment have been reclassified to exclude general corporate overhead previously allocated to the segment and interest charged on certain inter-company loans, net of income taxes.

Note 7 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Accounts payable	$23,269	$13,688
Employee compensation and benefits	10,000	11,380
Accrued expenses	6,951	10,098
Reserve for lease abandonment charges	4,417	5,099
Restructuring costs	1,343	1,411
Income taxes	7,778	7,717
Other	6,455	5,450

	$60,213	$54,843

Note 8 – Income Taxes

The Company’s 2004 and 2003 effective tax rate for continuing operations was 38.0% and 30.0%, respectively, which is lower than the Company’s statutory rate of 40.0% due to the utilization of research and experimentation credits. The Company currently expects to realize net recorded deferred tax assets as of March 31, 2004 of approximately $19.6 million. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment relating to unrealized gains on the Company’s investment in publicly traded common stock of an equity investee. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

Note 9 – Stockholders’ Equity

Earnings Per Share:

The following sets forth the computation of basic and diluted earnings per share (in thousands, except for per share data):

	Three Months Ended March 31,
	2004	2003
Numerator for basic and diluted earnings per share:
Continuing operations	$1,577	$3,716
Discontinued operations	—	115

Total	$1,577	$3,831

Denominator:
Basic weighted average shares outstanding	29,880	29,172
Effect of employee stock options	1,554	243

Denominator for diluted earnings per share	31,434	29,415

Basic earnings per share
Continuing operations	$0.05	$0.13
Discontinued operations	—	—

Total	$0.05	$0.13

Diluted earnings per share
Continuing operations	$0.05	$0.13
Discontinued operations	—	—

Total	$0.05	$0.13

Options to acquire 177,009 and 4,529,862 shares for the three months ended March 31, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive.

Comprehensive Income:

Components of other comprehensive income consisted of unrealized gains (losses) on marketable securities and foreign currency translation adjustments as follows (in thousands):

	Three months ended March 31,
	2004	2003
Net income	$1,577	$3,831
Other comprehensive income, net of tax:
Unrealized gains (losses) on marketable securities	5	(2)
Foreign currency translation adjustments	32	—

Comprehensive income	$1,614	$3,829

Note 10 – Financing Arrangements

The Company has a revolving line of credit agreement (the “Line”) allowing the Company to borrow up to $40.0 million subject to certain restrictions. The Line is secured by deposit accounts, accounts receivable and other assets and bears interest at the bank’s base rate plus .25%, resulting in a rate of 4.25% as of March 31, 2004. The Line expires on June 27, 2005. At December 31 2003 and March 31, 2004, no amounts were outstanding under the Line.

Note 11 – Commitments and Contingencies

Leases:

At March 31, 2004, minimum lease payments, net of sublease proceeds, for certain facilities and equipment under noncancelable leases are as follows (in thousands):

Year	Total
2004 remaining	$10,765
2005	15,635
2006	13,838
2007	13,829
2008	14,162
Thereafter	79,469

$147,698

Of the $147.7 million in non-cancelable operating lease obligations, approximately $5.8 million is included in accrued expenses at March 31, 2004 relating to a lease abandonment charge and restructuring costs. See Notes 5 and 7.

Richard E. Tarrant, Chairman of the Company’s Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation (“LBJ Real Estate”). Certain executive officers of LBJ Real Estate are also directors or executive officers of the Company, including Robert H. Hoehl, a director of the Company, and John A. Kane, the Company’s Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl and an independent individual. LBJ Real Estate holds a 1% general partnership interest in LBJ Ltd. Partnership, a Vermont limited partnership and an affiliate of the Company (“LBJ”), and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, the Company’s Senior Vice President of Sales, and two other employees of the Company hold in the aggregate a 72.95% limited partnership interest. Through September 30, 2003, the Company leased an office building from LBJ. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. The Company is continuing to lease the real estate from the new owners under a new lease agreement, which has been approved by certain independent members of the Board of Directors of the Company who have no financial interest in the transaction.

Total rent expense from continuing operations amounted to $3.8 million and $2.9 million during the three months ended March 31, 2004 and 2003, respectively. Total rent paid to LBJ was approximately $138,000 during the three months ended March 31, 2003.

The Company leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $51,000 and $71,000 for the three months ended March 31, 2004 and 2003, respectively.

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

Indemnifications:

IDX includes indemnification provisions in software license agreements with its customers. These indemnification provisions include provisions indemnifying the customer against losses, expenses, and liabilities from damages that could be awarded against the customer in the event that IDX’s software is found to infringe upon a patent or copyright of a third party. The scope of remedies available under these indemnification obligations is limited by the software license agreements. IDX believes that its internal business practices and policies and the ownership of information, works and rights agreements signed by all employees, limits IDX’s risk in paying out any claims under these indemnification provisions. To date IDX has not been subject to any litigation and has not had to reimburse any customers for any losses associated with these indemnification provisions.

Note 12 – Legal Proceedings

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

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03-1158P) asserting that the Company had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee also asserts other causes of action including wrongful termination in violation of public policy, fraudulent inducement to enter into an employment contract with the Company, and negligent and intentional infliction of emotional distress. The employee requests relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys’ fees, interest and costs. In addition, the employee’s complaint alleges that the Company falsified unspecified documents submitted to the Government and made unspecified false statements to the Government.

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

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee’s complaint asserts that, notwithstanding alleged notice to the Company of the employee’s allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act’s whistleblower provisions. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Department of Occupational Health and Safety is investigating the employee’s complaint on behalf of the U.S. Department of Labor, and the Company intends to cooperate in the investigation. The Company intends to vigorously defend against the employee’s claims, however, the outcome or the impact these claims may have on the Company’s operations cannot currently be predicted.

There are additional claims made by the employee against the Company, including a charge with the U.S. Equal Employment Opportunity Commission, claiming that the employee was discriminated against in violation of the Americans with Disabilities Act, the processing of which the EEOC has subsequently terminated through a Notice of Right to Sue. The Company intends to vigorously defend against the employee’s claims, however, the outcome or the impact these claims may have on the Company’s operations cannot currently be predicted.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Forward-Looking Information and Factors Affecting Future Performance” commencing on page 27, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise specified or the context requires otherwise, the terms “we”, “us”, “our” and the “Company” refer to IDX Systems Corporation and its subsidiaries.

INTRODUCTION

Founded in 1969, IDX Systems Corporation provides information technology (software and services) solutions designed to maximize value in the delivery of healthcare by improving the quality of patient service and reducing the costs of care. We offer business performance and clinical software solutions. Healthcare providers purchase IDX systems to improve their patients’ experience through simpler access, safer care delivery and more streamlined accounting.

We generate revenues from system sales and from maintenance and service fees for the implementation and support of system sales. Our system sales are comprised of a combination of IDX software licensed under the IDX® Flowcast™, IDX® Groupcast™, IDX® Carecast™ System, and IDX® Imagecast™ brands to primarily end-user customers, as well as bundled third party hardware and software. IDX patient access, financial and business intelligence products for hospitals, integrated delivery networks and group practices are packaged under Flowcast and Groupcast. Clinical solutions are generally packaged as the Carecast System, which require more configuration and have a longer install period than our business performance solutions. Specialty care products, which include IDX’s radiology and imaging products, are marketed under Imagecast. Our IDX eCommerce Services business offers web-based electronic data interchange (“EDI”) claims, remittance and statement services and is designed to improve data quality and streamline business processes by linking physician practices to sophisticated mailing services and other businesses. Our maintenance and service fees consist of software maintenance fees, installation fees, professional and technical service fees, consulting fees and other miscellaneous fees. Costs relating to system sales consist primarily of external costs for bundled third party hardware and software purchases. Costs relating to maintenance and service fees consist primarily of employee costs and related infrastructure costs incurred in providing installation services, post-installation support and training and consulting services.

Our revenue growth is driven by demand for new healthcare information technology systems and services as well as installation, maintenance and service to our existing customers. Our ability to increase earnings is driven primarily by IDX software sales, which yield significantly higher gross profit margins than our hardware and services revenue components. Our ability to maintain or increase our services revenue in the future depends primarily on our ability to increase our installed customer base, to resubscribe existing customers to maintenance agreements and to maintain or increase current levels of our professional services business.

Matters Affecting Analysis

In June 2003, we completed the disposition of our wholly owned subsidiary, EDiX, to TEM, a medical transcription company based in Franklin, Tennessee. With the sale of EDiX, we no longer provide medical transcription outsourcing services. Our condensed consolidated financial statements have been reclassified to reflect EDiX as a discontinued operation for all periods presented in this Quarterly Report on Form 10-Q. As a result, we no longer discuss EDiX as a separate segment. For purposes of this Quarterly Report on Form 10-Q, the discussion will relate to our only segment, Information Systems and Services, which is discussed under the Results from Continuing Operations section below. The results of EDiX are discussed under the Results of Discontinued Operations section below.

Overview

During the first quarter of 2004, we finalized our subcontract agreement with British Telecommunications PLC (“BT”) to provide our clinical information technology systems to BT. BT is the local service provider for the London region contract awarded by the United Kingdom National Health Service (“NHS”). In December 2003, we reached a binding agreement in principle with Fujitsu Services, which is the local service provider for the Southern region contract awarded by the NHS. We continue to work on finalizing our subcontract to provide our clinical information technology systems to Fujitsu Services.

On March 31, 2004, we released Flowcast 3.0. Flowcast 3.0 represents a next-generation, revenue cycle management solution for hospitals, integrated delivery networks and large physician organizations and was the culmination of a two-year development effort.

Total revenues increased 10.9% to $102.6 million during the three months ended March 31, 2004 from $92.4 million for the same period in 2003. System sales and maintenance and service fees increased by 10.5% and 11.1%, respectively, which we currently believe reflects our ability to generate new sales as well as sales to our existing customers. We did not recognize any revenues during the three months ended March 31, 2004 under our subcontract arrangements with BT and Fujitsu. Total operating expenses increased 14.7% resulting in operating income of $2.4 million or operating margin of 2.4% for the three months ended March 31, 2004 as compared to an operating margin of 5.6% for the same period in 2003. This decrease in operating margin was largely attributed to start-up costs for our UK operations. For the three months ended March 31, 2004, we reported income from continuing operations of $1.6 million, or $0.05 diluted earnings per share, and at March 31, 2004, cash and marketable securities totaled $105.3 million.

A more detailed discussion of our results is presented in the Results from Continuing Operations section below.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on our experience, our current knowledge, including terms of existing contracts, and our beliefs of what could occur in the future, based on our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements and could potentially create materially different results under different assumptions and conditions.

•	revenue recognition,

•	allowance for doubtful accounts and credits,

•	capitalization of software development costs,

•	income taxes, and

•	accounting for contingencies.

This is not a comprehensive list of all of IDX’s accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue Recognition – We enter into contracts to license software and sell hardware and related ancillary products to customers through our direct sales force. The majority of our system sales attributable to software license revenue are earned from software that does not require significant customization or modification. We recognize revenue for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2 and, accordingly, we recognize revenue from software licenses, hardware, and related ancillary products when:

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

We recognize revenues from professional services based on VSOE of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received; and (2) the professional services have been delivered. VSOE of fair value is based upon the price charged when professional services are sold separately and is typically based on an hourly rate for professional services.

Our arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation. The product is deemed accepted unless the customer notifies the Company otherwise. Generally, we determine that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5. In addition, for our Carecast system, our specifications include a 99.9% uptime guarantee and subsecond response time. The length of the guarantee typically ranges from one to three years with an annual renewal option. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, we would accrue an estimated exposure.

At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. Our typical payment terms include a deposit and subsequent payments based on specific milestone events and dates. If we consider the payment terms for the arrangement to be extended or if the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under SOP 97-2 and classify this revenue as deferred revenue, including deferred product revenue. Our payment terms are generally fewer than 90 days and payments from customers are typically due within 30 days of invoice date. If payment terms for an arrangement are considered extended or if the arrangement contains a substantive acceptance provision, we defer the recognition of revenue not meeting the criterion under SOP 97-2, including product revenue. We recognize this revenue, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

Additionally, we enter into certain arrangements for the sale of software that require significant customization. In these instances, we account for the contract in accordance with Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In those situations, we generally recognize revenue on a percentage of completion basis using labor input measures, which involves the use of estimates. Labor input measures are used because they reasonably measure the stage of completion of the contract. Revisions to cost estimates are recorded to income in the period in which the facts that give rise to the revision become known. We recognize losses, if any, on fixed price contracts when the loss is determined. We record revenue in excess of billings on long-term service contracts as unbilled receivables. We record billings in excess of revenue recognized on service contracts as deferred income until revenue recognition criteria are met.

Allowance for Doubtful Accounts and Credits – IDX maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. We record an allowance for receivables based on a percentage of revenues. Additionally, we review individual overdue accounts and record an additional allowance when we determine it necessary to state the specific receivable at realizable value. We base our allowance on estimates after consideration of factors such as the composition of the accounts receivable aging, bad debt experience and our evaluation of the financial condition of the customers. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. We typically do not require collateral. Historically, our estimates have been adequate to cover accounts receivable exposures.

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

Income Taxes – We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, measured using the enacted tax rates that will be in effect when these differences are expected to reverse. We have typically had net deferred tax assets at our reporting dates. In assessing the realization of our net deferred tax assets, we evaluated certain relevant criteria, including future taxable income, and tax planning strategies designed to generate future taxable income. Given our cumulative pre-tax income from continuing operations for the three year period ended December 31, 2003 along with our current tax planning strategies, we currently believe that future earnings will be sufficient to recover substantially all of our net recorded deferred tax assets. These strategies include estimates and involve judgments relating to certain unrealized gains in our investment in common stock of an equity investee. To the extent that facts and circumstances change – for example, if there is a decline in the fair value of the equity method investment – this tax-planning strategy may no longer be sufficient to support certain deferred tax assets and we may be required to increase the valuation allowance. Furthermore, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some portion or all of our recorded deferred tax assets would not be realizable.

Accounting for Contingencies – We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with our assessment of these legal proceedings, we must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. We have developed these determinations and related estimates in consultation with outside counsel handling our defense in these matters, and through an analysis of potential results assuming a combination of litigation and defense strategies. See Part II, Item 1, “Legal Proceedings” and Note 12 of Notes to Consolidated Financial Statements included in this Quarterly Report on 10-Q.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003 which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change represented by line items in our condensed consolidated statements of income from continuing operations:

	Three Months Ended March 31, 2004	% Sales	Three Months Ended March 31, 2003	% Sales	Change Period Over Period
					Three Months Ended March 31, 2004 Over Three Months Ended March 31, 2003
					$ Variance	% Variance
	(in thousands, except percentages and per share amounts)
System sales	$35,974	35.1%	$32,541	35.2%	$3,433	10.5%
Maintenance and service fees	66,576	64.9%	59,900	64.8%	6,676	11.1%

Total revenues	102,550	100.0%	92,441	100.0%	10,109	10.9%

Cost of system sales	11,217	10.9%	11,792	12.8%	(575)	-4.9%
Cost of maintenance and services	46,591	45.4%	41,661	45.1%	4,930	11.8%
Selling, general and administrative	28,427	27.7%	20,454	22.1%	7,973	39.0%
Software development costs	13,887	13.5%	13,350	14.4%	537	4.0%

Total operating expenses	100,122	97.6%+	87,257	94.4%	12,865	14.7%

Operating income	2,428	2.4%	5,184	5.6%	(2,756)	-53.2%

Other income	116	0.1%	124	0.1%	(8)	-6.5%
Income tax provision	(967)	-0.9%	(1,592)	-1.7%	625	-39.3%

Income from continuing operations	$1,577	1.5%+	3,716	4.0%	(2,139)	-57.6%

Diluted earnings per share from continuing operations	$0.05		$0.13		$(0.08)	-61.5%

+	Does not total due to rounding.

Total Revenues

Total revenues consist of system sales and maintenance and service fees. Our system sales consist of our software licensed to primarily end-user customers, which includes our eCommerce services business, along with bundled third party hardware and software. Maintenance and service fees represent services to implement and support our system sales. More specifically, our maintenance and service fees consist of software maintenance fees, installation fees, professional and technical service fees, training fees, and other miscellaneous fees.

System Sales

Software license and subscription revenues increased $3.5 million and eCommerce Services revenues increased $2.0 million during the three months ended March 31, 2004 as compared to the same period in 2003. The increase in software license revenues was primarily attributable to system sales of approximately $3.3 million from several Imagecast PACS contracts that were in backlog at the end of 2003. Our eCommerce Services are designed to enable customer HIPAA compliance with EDI formats for eligibility, referrals, claims, remittances and claims status. HIPAA regulations resulted in an increase in demand for our eCommerce Services primarily from our medical and physician group practice customers.

Revenues from third party software sales decreased by $1.9 million during the three months ended March 31, 2004 as compared to the same period in 2003 due to the timing of certain of our clinical solutions contracts. Our clinical solutions contracts typically represent large contracts, include bundled third party software and have a longer installation period with revenue recognized over a longer period in time. As such, third party software sales are dependant on the timing of the contract sales.

Maintenance and Service Fees

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change by line items comprising maintenance and service fees as represented in our condensed consolidated statements of income from continuing operations:

	Three Months Ended March 31, 2004	% Sales	Three Months Ended March 31, 2003	% Sales	Change Period Over Period
					Three Months Ended March 31, 2004 Over Three Months Ended March 31, 2003
					$ Variance	% Variance
	(in thousands, except percentages)
Maintenance fees	$36,192	35.3%	$33,060	35.8%	$3,132	9.5%
Installation fees	15,359	15.0%	11,740	12.7%	3,619	30.8%
Consulting, professional and other fees	15,025	14.7%	15,100	16.3%	(75)	-0.5%

Total maintenance and service fees	$66,576	64.9%+	$59,900	64.8%	$6,676	11.1%

+	Does not total due to rounding.

The increase in maintenance fees for software and hardware support was primarily due to an increase in our installed base of $1.9 million combined with annual maintenance price increases of approximately $1.2 million. Installation fees increased 30.8% during the three months ended March 31, 2004 and represented 15.0% of total revenues as compared to 12.7% of total revenues for the same period in 2003. This growth was primarily driven from our clinical solutions packaged under Carecast, which represented approximately $4.2 million of the increase in installation fees. We currently expect our installation fees to increase in future periods as we commence installation work related to our subcontract arrangements with BT and Fujitsu to provide our clinical solutions in the UK.

Cost of Sales

The following table indicates total cost of system sales and maintenance and service fees as a percentage of total revenues and the cost of system sales and the cost of maintenance and service fees as a percentage of their respective revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003
Total revenues	$102,550	$92,441
Total cost of system sales and maintenance and service fees	57,808	53,453
Total cost of system sales and maintenance and service fees as a percentage of total revenues	56.4%	57.8%

System sales:
System sales	$35,974	$32,541
Cost of system sales	11,217	11,792
Cost of system sales as a percentage of system sales	31.2%	36.2%

Maintenance and service fees:
Maintenance and service fees	$66,576	$59,900
Cost of maintenance and service fees	46,591	41,661
Cost of maintenance and service fees as a percentage of maintenance and service fees	70.0%	69.6%

The cost components of our total revenues vary based on the type of products and services we provide, namely system sales and maintenance and service fees. Our cost of system sales consists primarily of external costs relating to third party hardware and software purchases, while cost of maintenance and service fees are employee-driven and consist primarily of employee and related infrastructure costs incurred in providing maintenance and installation services, post-installation support and training and consulting services. These costs as a percentage of total revenues typically have varied as the mix of revenue (software, bundled third party software and hardware, maintenance and service fees) components carry different margin rates from period to period. In addition, fluctuations in our cost of system sales typically result from the revenue mix of our software license revenue, which has a lower cost percentage and higher margins, and third party hardware and software sales, which have a higher cost percentage and lower margins.

Cost of System Sales

The decrease in the cost of system sales as a percentage of system sales resulted principally from the change in the product mix between our software license revenue and third party hardware and software sales. IDX software sales, which carry a lower cost of revenue percentage, represented a larger portion of system sales during the three months ended March 31, 2004 as compared to the same period in 2003.

Cost of Maintenance and Service Fees

The cost of maintenance and service fees increased $4.9 million to support the growth in our installed base of software applications. The increase was primarily attributable to increases of $3.1 million in subcontractor consulting services, $1.4 million in consulting and $600,000 in employee compensation and benefit costs, offset by a decrease in third party royalty expense of $600,000. Subcontractor consulting services and consulting costs typically have a higher cost of revenue percentage as opposed to internal labor, which resulted in the increase in the cost of maintenance and service fees as a percentage of maintenance and service fees for the three months ended March 31, 2004 as compared to the same period in 2003. We re-negotiated certain of our royalty arrangements, which accounted for the decrease in third party royalty expense.

As the demand for services from new and existing customers for installation, maintenance and consulting services increases in future periods, we anticipate that our cost of services will also increase. In addition, we expect the cost of maintenance and service fees to increase in future periods, primarily due to classification of development costs related to services provided in the UK as cost of maintenance and service fees. We expect that the use of specialized professional outside services will increase as well, further increasing cost of services, which may reduce our overall margin.

Selling, General and Administrative Expenses

The increase of $8.0 million in selling, general and administrative expenses was principally due to increases of $4.0 million in employee compensation and benefit costs, $1.8 million in outside professional fees, $900,000 in occupancy expenses and $900,000 in depreciation charges.

The increase in employee compensation and benefit costs was primarily due to the start-up efforts of our UK operations. Professional fees increased principally due to litigation matters as described in Note 12 of Notes to Condensed Consolidated Financial Statements, audit and accounting fees incurred in conjunction with the enhanced testing and analysis surrounding our 2003 year-end audit and consulting fees incurred in conjunction with the Sarbanes-Oxley Act of 2002. Our occupancy expense increase was primarily related to our Seattle location. In April 2003, we consolidated our Seattle operations into new expanded facilities increasing our space by approximately 50%, resulting in an increase in our occupancy costs. The increase in depreciation charges was primarily attributable to the enterprise resource planning (“ERP”) system.

We expect our selling, general and administrative expenses to increase in future periods as we increase our administrative and accounting staff to support our growth. In addition, our occupancy expenses will include approximately $895,000 per year due to our new sublease of office facilities for our UK operations, which commenced in April 2004. In addition, we anticipate that we will continue to incur higher professional fees in 2004 in conjunction with current litigation matters and increased use of outside professional accounting and consulting firms and outside legal counsel to assist us in our continued compliance efforts with the requirements of the Sarbanes-Oxley Act of 2002.

Software Development Costs

Software development costs consist primarily of costs primarily related to our software developers and the associated infrastructure costs required to fund product development initiatives. As described in Note 1 to the Notes to Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003, which contain accounting policies and other disclosures required by generally accepted accounting principles, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Technological feasibility is established upon the completion of a working model. Historically, costs incurred after establishment of technological feasibility have not been significant; however, as we develop products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete testing after technological feasibility has been established may become significantly more extensive. Consequently, we anticipate that as we continue to focus our development efforts on enhancing functionality and developing new applications for our current product suites, capitalized software development costs may become more significant in future reporting periods. Approximately $1.6 million and $114,000 of software development costs were capitalized during the three months ended March 31, 2004 and 2003, respectively. Amortization of software development costs was approximately $406,000 and $580,000 during the three months ended March 31, 2004 and 2003, respectively.

The following table indicates software development costs as a percentage of system sales (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003
Software development costs:
System sales	$35,974	$32,541
Software development costs	13,887	13,350
Software development costs as a percentage of system sales	38.6%	41.0%

The $500,000 increase in software development costs was due to increases in personnel costs and outside consulting fees of approximately $1.1 million and associated infrastructure costs of approximately $900,000, offset with an increase in capitalized software development costs, net of amortization, of $1.6 million. Associated infrastructure costs increased primarily due to the increase in our occupancy expenses associated with our Seattle facilities, which also supports software development efforts. The increase in capitalized software development costs was primarily related to costs capitalized relating to Flowcast 3.0.

Total Other Income, Net

The following table sets forth the components of total other income, net (in thousands):

	Three Months Ended March 31,
	2004	2003
Other income (expense)
Interest income	$456	$246
Interest expense	(151)	(122)
Foreign currency transaction gains (losses), net	(189)	—

Total other income, net	$116	$124

Interest Income

The increase in interest income for the three months ended March 31, 2004 as compared to the same period in 2003 was due to higher average invested balances due to the proceeds received from the sale of EDiX.

Foreign Currency Transaction Gains (Losses), net

Our revenues generated from UK customers are primarily denominated in the local foreign currency, pounds sterling. We are exposed to foreign exchange rate fluctuations from these transactions and from certain inter-company transactions with our UK subsidiary, which are denominated in British pounds sterling. For the three months ended March 31, 2004, we incurred a net foreign currency transaction loss of $189,000, primarily due to the re-measurement of our foreign currency denominated accounts receivable at March 31, 2004 into US dollars.

Income Tax Provision

Our effective income tax rate was 38.0% for the three months ended March 31, 2004 and 30.0% for the three months ended March 31, 2003 resulting in an income tax provision of $967,000 and $1.6 million for the three months ended March 31, 2004 and 2003, respectively. Our effective income tax rates for 2004 and 2003 are lower than our historical tax rate of 40.0% primarily due to our use of research and development credits to offset income taxes.

RESULTS OF DISCONTINUED OPERATIONS

The following is a summary of the results of discontinued operations for the three months ended March 31, 2003 (in thousands):

Three Months Ended March 31, 2003
Revenues	$28,635

Pre-tax income from discontinued operations	165
Provision for income taxes	(50)

Income from discontinued operations, net of tax	$115

EDiX’s effective tax rate for the three months ended March 31, 2003 of 30.0% was lower than its historical tax rate of 40.0% primarily due to its use of previously reserved net operating losses to offset income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We primarily generate cash from the sale of our software, maintenance fees, which are typically paid on a monthly basis, implementation services and providing professional and consulting services. We primarily use cash to pay employees’ salaries, commissions, and benefits, pay rent for office facilities, procure insurance, pay taxes and pay vendors for services and supplies. We also use cash to procure capital assets to support our business. We principally have funded our operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured bank lines of credit. At March 31, 2004, we had no debt, $18.8 million in cash and cash equivalents and $86.4 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts, money market funds and highly liquid debt securities of corporations and municipalities, and $155.8 million of working capital.

Net cash provided by or used in continuing operations is principally comprised of net income or loss and is primarily affected by the net change in accounts and unbilled receivables, prepaid cost of sales, accounts payable, accrued expenses and non-cash items relating to depreciation and amortization, deferred taxes, and certain components of lease abandonment and restructuring charges. Due to the nature of our business, accounts and unbilled receivables, prepaid cost of sales, deferred revenue, and accounts payable can fluctuate considerably due to, among other things, the length of installation efforts, which is dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers’ management and general economic conditions. Accounts receivable, including unbilled receivables, increased $24.5 million during the three months ended March 31, 2004. This increase was primarily due to pre-billings under certain of our UK contracts at quarter end. Correspondingly, deferred revenue increased $21.9 million due to the deferral of billings in excess of revenue recognized on these contracts, which are deferred until revenue recognition criteria are met. This resulted in an increase in our Days Sales Outstanding (“DSO”), which represents the average number of days sales in accounts receivable. DSO increased to 104 days during the three months ended March 31, 2004 from 83 days during the same period in 2003 and from 86 days for the year ended December 31, 2003. Management continues to focus efforts on reducing the average time to collect payment on sales and currently expects DSO to return to approximate historical levels once we begin routine billing and recognition of our UK generated revenues. The increase in accounts payable and accrued expenses of $5.5 million was attributable to costs associated with the start-up of our UK operations, which was offset by an increase in prepaid expenses relating to prepayment of cost of maintenance and service fees incurred on revenues that have been deferred.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. We invested approximately $20.1 million through December 31, 2003 on the acquisition and implementation of an enterprise resource planning system and have invested an additional $1.2 million in the ERP system during the three months ended March 31, 2004. We anticipate investing an additional $6.6 million in 2004 and an additional

$5.2 million in 2005 related to this system implementation. Of the $6.6 million we anticipate investing in the ERP system in 2004, approximately $4.1 million relates to systems implementation for our UK operations. In April 2004, we entered into a new operating sublease for office space in the UK for a period of ten years and currently plan to invest approximately $1.8 million in 2004 for leasehold improvements.

In addition, investing activities may also include purchases of, interests in, loans to and acquisitions of businesses for access to complementary products and technologies. We expect these activities to continue, but there can be no assurance that we will be able to successfully complete any such purchases or acquisitions in the future.

In April 2002, we acquired a minority interest in Stentor, Inc. (“Stentor”), one of our strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor for $7.5 million. Each preferred share is convertible, at any time at our option, into one share of common stock of Stentor, subject to certain adjustments. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount we paid to purchase such shares.

Cash flows from financing activities historically relate to the issuance of shares of our common stock through the exercise of employee stock options and in connection with the employee stock purchase plan and to the proceeds from line of credit. We currently have a revolving line of credit agreement allowing us to borrow up to $40.0 million based on certain restrictions. This line of credit is secured by deposit accounts, accounts and unbilled receivables and other assets and bears interest at the bank’s base rate plus .25%, which was approximately 4.25% as of March 31, 2004. This line of credit is subject to certain terms and conditions and will expire on June 27, 2005. At March 31, 2004 no amounts were outstanding under the line of credit.

In addition to existing financing arrangements, we own, through a wholly owned subsidiary, approximately 7.5 million shares of common stock of Allscripts Healthcare Solutions, Inc., a public company listed on the NASDAQ National Market under the symbol MDRX. This investment had a quoted market value of approximately $72.6 million as of March 31, 2004, and is subject to certain sale restrictions that may significantly impact the market value. See Note 4 of Notes to Condensed Consolidated Financial Statements.

We expect that our requirements for office facilities and other office equipment will grow as staffing requirements dictate. Our operating lease commitments consist primarily of office leases for our operating facilities. We plan to increase our professional staff during 2004 as needed to meet anticipated sales volume and support research and development efforts for certain products. We also plan to hire additional accounting personnel in our finance department. To the extent necessary to support increases in staffing, we may obtain additional office space. We do not have any present intention to pay cash dividends on our capital stock.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash in the future periods:

(in thousands)	Total	Remainder of 2004	2005-2006	2007-2008	2009+
Non-cancelable operating leases	$147,698	$10,765	$29,473	$27,991	$79,469

Total	$147,698	$10,765	$29,473	$27,991	$79,469

Of the $147.7 million in non-cancelable operating lease obligations, approximately $5.8 million is included in accrued expenses at March 31, 2004 relating to a lease abandonment charge and restructuring costs. See Notes 5 and 7 of the Notes to the Condensed Consolidated Financial Statements.

We believe that the level of our cash and investment balances, anticipated cash flow from operations and our $40 million revolving line of credit will be sufficient to satisfy our cash requirements for at least the next twelve to eighteen months. To date, inflation has not had a material impact on our revenues or income.

OFF-BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2004 and 2003, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	Trading activities in non-exchange traded contracts; or

•	Transactions with persons or entities that benefit from their non-independent relationship with IDX, other than as described below.

Mr. Richard E. Tarrant, the Chairman of our Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation (“LBJ Real Estate”). Certain executive officers of LBJ Real Estate are also members of our Board of Directors or executive officers of the Company, including Mr. Robert H. Hoehl, a member of our Board of Directors, and John A. Kane, our Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl. LBJ Real Estate holds a 1% general partnership interest in 4901 LBJ Limited Partnership, a Vermont limited partnership (“LBJ”), and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, our Senior Vice President of Sales, and two other employees hold in the aggregate a 72.95% limited partnership interest.

Through September 30, 2003, we leased an office building from LBJ, a real estate partnership owned by certain stockholders and key employees of the Company. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. We continue to lease the real estate from the new owners under a new lease agreement. Lease agreements are based on fair market value rents and are reviewed and approved by independent members of our Board of Directors. Total rent paid to LBJ was approximately $138,000 for the three months ended March 31, 2003.

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

RISKS ASSOCIATED WITH OPERATIONS IN THE UNITED KINGDOM. We have been awarded contracts to perform services in the UK, which require the expansion of our operations in the UK. Significant management attention and financial resources are needed to develop our UK operations. International operations are subject to inherent risks, and our future results could be adversely affected by a variety of changing factors. These include:

•	significant start-up costs, resulting in initial lower operating margins for our UK operations;

•	unanticipated difficulties with respect to the conversion of our products to UK standards, including UK regulatory standards;

•	difficulties and costs staffing and managing foreign operations;

•	foreign currency exchange risk;

•	unexpected changes in U.K. regulatory requirements;

•	changes in the relationship between our prime contractors, BT and Fujitsu Services, and the NHS, including any changes relating to the timeliness or willingness to pay BT and Fujitsu Services for goods and services;

•	changes in our relationships with our prime contractors or our sub-contractors, including difficulties in finalizing the documentation of our subcontract arrangements; and

•	difficulties in the development of new products contemplated by our subcontract arrangements.

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

HIPAA and Related Regulations

Federal regulations issued in accordance with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) impose national health data standards on health care providers that conduct electronic health transactions, health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans. Collectively, these groups, including most of our customers and our e-Commerce Services clearinghouse business, are known as covered entities. These HIPAA standards include:

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

Failure to comply with these standards under HIPAA, may subject us to civil monetary penalties and, in certain circumstances, criminal penalties. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. Also, the U.S. Department of Justice, or DOJ, may seek to impose criminal penalties for certain violations of HIPAA. Criminal penalties under the statute vary depending upon the nature of the violation but could include fines of not more than $250,000 and/or imprisonment.

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

HIPAA – Transaction and Code Set Standards

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

Although the CMS Guidance indicates that CMS will follow a complaint-driven approach, we cannot provide any assurances regarding how CMS would apply the CMS Guidance in general or to our e-Commerce Services clearinghouse business in particular. In the event of enforcement action by CMS against us, there can be no assurances that we will be able to establish good faith efforts sufficient to protect us from liability for the civil monetary penalties described above. There can be no assurances that CMS would be willing to extend the 30-day time period for us to remedy our non-compliance, or that we would be able to remedy our non-compliance within the 30-day time period or any extended period granted by CMS. There can also be no assurances that the DOJ will not seek the criminal penalties described above for our failure to comply with the TCS Standards.

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

HIPAA – Privacy Standards

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

HIPAA – Security Standards

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

FINANCIAL TRENDS. Since 1999 our revenue and results from operations have been volatile. During 2000 and continuing into 2001, some of our customers delayed making purchasing decisions with respect to some of our software systems, resulting in longer sales cycles for such systems. We believe these delays were due to a number of factors, including customer organization changes, government approvals, pressure to reduce expenses, product complexity, competition and terrorist attacks on the United States. While we believe these factors were temporary, they may continue to cause reductions or delays in spending for new systems and services in the future. If these delays reoccur, they may cause unanticipated revenue volatility, decreased revenue visibility and affect our future financial performance.

NEW PRODUCT DEVELOPMENT AND RAPIDLY CHANGING TECHNOLOGY. To be successful, we must continuously enhance our existing products, respond effectively to technology changes, and help our customers adopt new technologies. In addition, we must introduce new products and technologies to meet the evolving needs of our customers in the healthcare information systems market. We may have difficulty in accomplishing these tasks because of:

•	the continuing evolution of industry standards, such as standards pursuant to HIPAA; and

•	the creation of new technological developments, such as Internet and application service provider technologies.

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

KEY PERSONNEL. Our success is dependent to a significant degree on our key management, sales, marketing, and technical personnel. To be successful we must attract, motivate, and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including programmers, consultants and systems architects skilled in the technical environments in which our products operate. Competition for such personnel in the software and information services industries is intense. We do not maintain “key man” life insurance policies on any of our executives. Not all of our personnel have executed noncompetition agreements. Noncompetition agreements, even if executed, are difficult and expensive to enforce, and enforcement efforts could result in substantial costs and diversion of our management and technical resources.

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

Customer satisfaction and our business could be harmed if our business experiences delays, failures or loss of data in its systems. The occurrence of a major catastrophic event or other system failure at any of our facilities or at any third-party facility, including telecommunications provider facilities, could interrupt data processing or result in the loss of stored data, which could harm our business.

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

RISKS ASSOCIATED WITH ACQUISITION STRATEGY. We may decide to meet business objectives in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. We may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into our current business and operations. Factors which may affect our ability to expand successfully include:

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

During the term of the alliance, we are prohibited from cooperating with direct competitors of Allscripts to develop or provide any products similar to or in competition with Allscripts products in the practice management systems market. If the strategic alliance is not successful, or the restrictions placed on us during the term of the strategic alliance prohibit us from successfully marketing and selling certain products and services, our operating results may suffer. Additionally, if either Allscripts or we breach the strategic alliance, we may be left without critical clinical components for our information systems offerings in the physician group practice markets.

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

No charges of wrongdoing have been brought against us in connection with the U.S. Attorney’s investigation, described in greater detail in Part II, Item 1, Legal Proceedings, and we do not believe that we have engaged in any wrongdoing in connection with this matter. However, because this investigation is or may still be underway and investigations of this type customarily are conducted in whole or in part in secret, we lack sufficient information to determine with certainty its ultimate scope and whether the government authorities will assert claims resulting from this investigation that could implicate or reflect adversely upon us. Because our reputation for integrity is an important factor in our business dealings with NIST and other governmental agencies, if a government authority were to make an allegation, or if there were to be a finding, of improper conduct on the part of or attributable to us in any matter, including in respect of the U.S. Attorney’s investigation, such an allegation or finding could have a material adverse effect on our business, including our ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from this investigation and related matters could have such a material adverse effect.

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

We invoice Canadian customers in United States dollars. United Kingdom customers are invoiced in British pounds sterling, and to a lesser extent in US dollars. Our revenues generated from UK customers are denominated in British pounds sterling along with certain expenses incurred relating to these revenues. Our exposures to foreign exchange rate fluctuations arise from these transactions and from certain inter-company transactions between us and our UK subsidiary. Inter-company transactions are denominated in the functional currency of our UK subsidiary in order to centralize foreign exchange risk in the parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of our UK subsidiary are translated into U.S. dollars during consolidation. As such our operating results will be affected by changes in foreign currency exchange rates. A hypothetical 10 percent increase in the foreign currency exchange rate from its level at March 31, 2004 with all other variables held constant would result in an increase of $1.7 million in our foreign currency denominated net asset position as of March 31, 2004. Conversely, a hypothetical 10 percent decrease in the foreign currency exchange rate from its level at March 31, 2004 with all other variables held constant would result in a decrease of $1.7 million in our foreign currency denominated net asset position as of March 31, 2004. Net foreign exchange transaction losses included in other income, net was $189,000 for the three months ended March 31, 2004. We did not enter into any foreign currency hedge transactions.

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

Interest rates on short-term borrowings with floating rates carry a degree of interest rate risk. Our future interest expense may increase if interest rates fluctuate. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest expense was immaterial during the first three months of 2004 and 2003.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls

During 2002, the Company began implementation of an enterprise resource planning (“ERP”) system, designed to align and integrate the Company’s employees, processes and technology through software applications. The ERP system includes enterprise financial reporting applications, of which the Company implemented the core applications for general ledger, accounts receivable, billing, accounts payable and fixed assets during the fourth quarter of 2002. During the fourth quarter of 2003, the Company implemented additional applications principally including payroll and benefits, contract management, order management, project management, resource management, and time and expense reporting. The applications implemented during the fourth quarter of 2003 represent a culmination of over a year of preparation, including five months of testing and three months of training. Management believes that the ongoing implementation of the ERP system will ultimately enhance our internal controls over financial reporting. However, the Company’s financial controls in the fourth quarter of 2003 were adversely impacted by this conversion to the ERP system and the assignment of Company personnel responsible for overseeing such controls to additional special projects. At that time, the Company’s independent auditors, Ernst & Young, determined that the Company had significant deficiencies in the design or operation of the Company’s internal control which, if not addressed, could adversely affect the assertions of management in the financial statements as to particular accounts. The Company addressed these conditions with enhanced testing and analysis, and it believes these procedures were adequate to permit us to report appropriate results in our Annual Report on Form 10-K for 2003.

In 2004, the Company has taken steps to improve its internal controls and believes that these steps have adequately addressed the significant deficiencies identified during the fourth quarter of 2003. These steps included the re-assignment of Company personnel responsible for overseeing such controls, increased scrutiny of account reconciliations related to revenue recognition issues and closer monitoring of financial results. We are also in the process of further enhancing our internal finance staff. The Company believes the measures it has taken and additional measures it continues to implement will enhance our internal controls over financial reporting.

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

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03-1158P) asserting that the Company had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee also asserts other causes of action including wrongful termination in violation of public policy, fraudulent inducement to enter into an employment contract with the Company, and negligent and intentional infliction of emotional distress. The employee requests relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys’ fees, interest and costs. In addition, the employee’s complaint alleges that the Company falsified unspecified documents submitted to the Government and made unspecified false statements to the Government.

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

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee’s complaint asserts that, notwithstanding alleged notice to the Company of the employee’s allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act’s whistleblower provisions. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Department of Occupational Health and Safety is investigating the employee’s complaint on behalf of the U.S. Department of Labor, and the Company intends to cooperate in the investigation. The Company intends to vigorously defend against the employee’s claims, however, the outcome or the impact these claims may have on the Company’s operations cannot currently be predicted.

There are additional claims made by the employee against the Company, including a charge with the U.S. Equal Employment Opportunity Commission, claiming that the employee was discriminated against in violation of the Americans with Disabilities Act, the processing of which the EEOC has subsequently terminated through a Notice of Right to Sue. The Company intends to vigorously defend against the employee’s claims, however, the outcome or the impact these claims may have on the Company’s operations cannot currently be predicted.

Item 2. Changes In Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

(b)	On February 12, 2004, the registrant furnished a report on Item 12 of Form 8-K, dated February 12, 2004, containing a copy of its earnings release for the quarter and year ended December 31, 2003.

On March 15, 2004, the registrant furnished a report on Item 12 of Form 8-K, dated March 15, 2004, containing a copy of its press release announcing corrected financial results for the quarter and year ended December 31, 2003.

On March 31, 2004, the registrant filed a report on Item 5 of Form 8-K, dated March 30, 2004, announcing that it had finalized a subcontract with BT on March 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDX SYSTEMS CORPORATION

Date: May 6, 2004	By:	/s/ JOHN A. KANE
John A. Kane,
Sr. Vice President, Finance and
Administration, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description

10.1+	ICRS LSP Project Agreement Subcontract Agreement, dated as of March 30, 2004 between the Company and British Telecommunications PLC

10.2	Amendment No. 2, dated April 29, 2004, to Loan and Security Agreement dated as of June 27, 2002 by and among the Company, IDX Information Systems Corporation, IDX Investment Corporation and Heller Healthcare Finance, Inc.

31.1	Certification of the CEO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the CFO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of CEO and CFO of the Company pursuant to 18 U.S.C. Section 1350

+	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.