Form 10-Q
period 2004-06-30
IDX SYSTEMS CORP
filed 2004-08-03
CIK 1001185

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

                  For the quarterly period ended June 30, 2004

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

                                  Yes X No ____

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes X No ____

The number of shares outstanding of the registrant's common stock as of July 30, 2004 was 30,372,992.

The following trademarks used herein are owned by IDX: Flowcast, Groupcast, Carecast, Imagecast, IDX, LastWord, IDXtend and Web Framework. All other trademarks referenced in this Quarterly Report on Form 10-Q are the property of their respective owners.
================================================================================

                             IDX SYSTEMS CORPORATION
                                    FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2004


                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements                                           3

               Condensed Consolidated Balance Sheets (unaudited)              3

               Condensed Consolidated Statements of Income (unaudited)        4

               Condensed Consolidated Statements of Cash Flows (unaudited)    5

               Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                    6

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            17

     ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk     39

     ITEM 4.   Controls and Procedures                                        40


PART II.  OTHER INFORMATION

     ITEM 1.   Legal Proceedings                                              41

     ITEM 2.   Changes in Securities, Use of Proceeds and Issuer
               Purchases of Equity Securities                                 42

     ITEM 3.   Defaults Upon Senior Securities                                42

     ITEM 4.   Submission of Matters to a Vote of Security Holders            42

     ITEM 5.   Other Information                                              42

     ITEM 6.   Exhibits and Reports on Form 8-K                               43


SIGNATURES                                                                    44

EXHIBIT INDEX                                                                 45

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             IDX SYSTEMS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                   JUNE 30,         DECEMBER 31,
                                                     2004               2003
                                                -----------        -------------
ASSETS
Cash and cash equivalents                        $   45,844          $  25,536
Marketable securities                                78,734             79,068
Accounts receivable, net                            120,755             85,971
Unbilled receivables                                  4,894              7,738
Costs and estimated earnings in excess of
   billings on uncompleted contracts                 11,595              3,961
Refundable income taxes                               9,006              8,564
Prepaid and other current assets                     11,663              7,485
Deferred tax asset                                    4,594              5,899
                                                ------------       -------------
TOTAL CURRENT ASSETS                                287,085            224,222

Property and equipment, net                          86,202             86,216
Capitalized software costs, net                       4,922              3,806
Goodwill, net                                         2,508              2,508
Costs and estimated earnings in excess of
   billings on uncompleted contracts                 12,004                  -
Other assets                                         10,304             10,357
Deferred tax asset                                   10,878             11,404
                                                ------------       -------------
TOTAL ASSETS                                     $  413,903          $ 338,513
                                                ============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and
   other liabilities                             $   61,862          $  54,843
Deferred revenue                                     62,923             23,016
                                                ------------       -------------
TOTAL CURRENT LIABILITIES                           124,785             77,859

Deferred revenue                                      4,264                  -
                                                ------------       -------------
TOTAL LIABILITIES                                   129,049             77,859

Commitments and contingencies                             -                  -

Stockholders' equity                                284,854            260,654
                                                ------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  413,903          $ 338,513
                                                ============       =============

    SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             IDX SYSTEMS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                   (UNAUDITED)

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,               JUNE 30,
                                  ----------------------  ----------------------
                                    2004          2003      2004         2003
                                  --------     --------   ---------    ---------
REVENUES
System sales                       $ 46,085    $ 36,786    $ 82,059    $ 69,327
Maintenance and service fees         84,300      61,493     150,876     121,393
                                  ---------   ---------   ---------  -----------
TOTAL REVENUES                      130,385      98,279     232,935     190,720

Operating expenses
Cost of system sales                 15,593      11,508      26,810      23,300
Cost of maintenance and services     60,992      43,690     107,583      85,351
Selling, general and administrative  26,464      21,058      54,891      41,512
Software development costs           15,259      14,228      29,146      27,578
Restructuring costs                     387           -         387           -
                                  ---------   ---------   ---------    ---------
TOTAL OPERATING EXPENSES            118,695      90,484     218,817     177,741
                                  ---------   ---------   ---------    ---------

OPERATING INCOME                     11,690       7,795      14,118      12,979

OTHER INCOME (EXPENSE)                1,344         (38)      1,460          86
                                  ---------   ---------   ---------    ---------

Income before income taxes           13,034       7,757      15,578      13,065

Income tax provision                 (4,953)     (2,327)     (5,920)     (3,919)
                                  ---------   ---------   ---------    ---------


INCOME FROM CONTINUING OPERATIONS     8,081       5,430       9,658       9,146

DISCONTINUED OPERATIONS
Income from discontinued operations,
   net of income taxes                    -         311           -         426
Gain on sale of discontinued
   operations, net of income taxes        -      26,400           -      26,400
                                  ---------   ---------   ---------    ---------
INCOME FROM DISCONTINUED OPERATIONS       -      26,711           -      26,826
                                  ---------   ---------   ---------    ---------

NET INCOME                          $ 8,081    $ 32,141     $ 9,658    $ 35,972
                                  =========   =========   =========    =========

BASIC EARNINGS PER SHARE
Income from continuing operations   $  0.27    $   0.19     $  0.32    $   0.31
Income from discontinued operations $     -    $   0.91     $     -    $   0.92
                                  ---------   ---------   ---------    ---------
BASIC EARNINGS PER SHARE            $  0.27    $   1.10     $  0.32    $   1.23
                                  =========   =========   =========    =========
Basic weighted average shares
   outstanding                       30,181      29,195      30,031      29,184
                                  =========   =========   =========    =========
DILUTED EARNINGS PER SHARE
Income from continuing operations   $  0.26    $   0.18     $  0.31    $   0.31
Income from discontinued operations $     -    $   0.91     $     -    $   0.91
                                  ---------   ---------   ---------    ---------
DILUTED EARNINGS PER SHARE          $  0.26    $   1.09     $  0.31    $   1.22
                                  =========   =========   =========    =========
Diluted weighted average shares
   outstanding                       31,572      29,456      31,503      29,436
                                  =========   =========   =========    =========


    SEE NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             IDX SYSTEMS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                --------------------------------
                                                    2004              2003
                                                    ----              ----
OPERATING ACTIVITIES:
Net income                                        $   9,658        $  35,972
Less: Income from discontinued operations,
         net of income taxes                              -             (426)
      Gain on disposal of discontinued
         operations, net of income taxes                  -          (26,400)
                                                ------------     ------------
Net income from continuing operations                 9,658            9,146

Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation                                   8,174            6,093
       Amortization                                   1,584            1,049
       Deferred taxes                                 1,831            2,019
       Increase in allowance for doubtful accounts      838              588
       Tax benefit related to exercise of
          non-qualified stock options                 3,863                -
       Foreign currency transaction (gains)
          losses, net                                   (18)               -
       Gain on sale of investments                   (1,009)               -
       Loss on disposition of equipment                  29                -
       Restructuring costs                              387                -
       Other                                            154              243
       Changes in operating assets and liabilities:
          Accounts receivable and costs and
              estimated earnings in excess of
              billings on uncompleted contracts     (52,142)          (7,530)
          Prepaid expenses and other assets          (4,335)            (926)
          Accounts payable and accrued expenses       7,341           (5,537)
          Federal and state income taxes               (958)             744
          Deferred revenue                           44,172            3,991
                                                ------------     ------------
             Net cash provided by operating
                activities from continuing
                operations                           19,569            9,880


INVESTING ACTIVITIES:
Purchase of property and equipment, net              (8,249)         (17,349)
Purchase of marketable securities                   (62,831)        (182,374)
Proceeds from sale of marketable securities          64,180          121,439
Proceeds from the sale of EDiX Corporation, net           -           53,645
Other assets                                         (2,492)            (813)
                                                ------------     ------------
             Net cash used in investing activities
                from continuing operations           (9,392)         (25,452)

FINANCING ACTIVITIES:
Proceeds from sale of common stock                   10,560            1,914
Proceeds from debt issuance                               -           23,727
Repayment of debt issuance                                -          (42,454)
                                                ------------     ------------
            Net cash provided by (used in)
                financing activities from
                continuing operations                10,560          (16,813)

Effect of exchange rate fluctuations on cash
   and cash equivalents                                (429)               -
                                                ------------     ------------
Net cash provided by (used in) continuing
   operations                                        20,308          (32,385)
Net cash provided by discontinued operations              -            7,697
                                                ------------     ------------
Net increase (decrease) in cash and cash
   equivalents                                       20,308          (24,688)
Cash and cash equivalents at beginning of period     25,536           40,135
                                                ------------     ------------
Cash and cash equivalents at end of period       $   45,844        $  15,447
                                                ============     ============

      SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On June 18, 2003, the Company completed the sale of its wholly owned subsidiary EDiX Corporation ("EDiX") to Spheris, formerly Total eMed, Inc. ("TEM"), a medical transcription company based in Franklin, Tennessee. EDiX was accounted for as a discontinued operation, and therefore, EDiX's results of operations and cash flows have been removed from the Company's results of continuing operations and cash flows for all periods presented in this Quarterly Report on Form 10-Q. See Note 3 for further information on the sale of EDiX.

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) have been made to provide a fair presentation. The operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company's latest annual report on Form 10-K filed with the SEC on March 15, 2004.

Certain reclassifications of prior period data have been made to conform to the current reporting period.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

IDX enters into contracts to license software and sell hardware and related ancillary products to customers through its direct sales force. The majority of the Company's system sales attributable to software license revenue are earned from software that does not require significant customization or modification. The Company recognizes revenue for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin's (SAB) 101 "Revenue Recognition in Financial Statements." and SAB No. 104 "Revenue Recognition" and Emerging Issues Task Force 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") and, accordingly, the Company recognizes revenue from software licenses, hardware, and related ancillary products when:

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

     o the customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

     o    collectibility is probable.

Judgment is required in assessing the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, it may affect the timing and the amount of revenue the Company recognizes on a contract to the extent of cash collected. In addition, in certain instances judgment is required in assessing if there are uncertainties in determining the fee. If there are significant uncertainties, the revenue is not recognized until the fee is determinable.

The Company uses the residual method to recognize revenue when a contract includes one or more elements to be delivered at a future date and vendor specific objective evidence ("VSOE") of the fair value of all undelivered elements (typically maintenance and professional services) exists. Under the residual method, the Company defers revenue recognition of the fair value of the undelivered elements and we allocate the remaining portion of the arrangement fee to the delivered elements and recognize it as revenue, assuming all other conditions for revenue recognition have been satisfied. The Company recognizes substantially all of its product revenue in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue recognition until all elements are delivered, services are performed or until fair value can be objectively determined.

As part of an arrangement, the Company typically sells maintenance contracts as well as professional services to customers. Maintenance services include telephone and web-based support as well as rights to unspecified upgrades and enhancements, when and if the Company makes them generally available. Professional services are deemed to be non-essential and typically are for implementation planning, loading of software, installation of hardware, training, building simple interfaces, running test data, assisting in the development and documentation of process rules, and best practices consulting.

The Company recognizes revenues from maintenance services ratably over the term of the maintenance contract period based on VSOE of fair value. VSOE of fair value is based upon the amount charged for maintenance when purchased separately, which is typically the contract's renewal rate. Maintenance services are typically stated separately in an arrangement. The allocated fair value of revenues pertaining to contractual maintenance obligations are classified as a current liability, since they are typically for the twelve-month period subsequent to the balance sheet date.

The Company recognizes revenues from professional services based on VSOE of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer's purchase order has been received; and (2) the professional services have been delivered. VSOE of fair value is based upon the price charged when professional services are sold separately and is typically based on an hourly rate for professional services.

The Company's arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation. The product is deemed accepted unless the customer notifies the Company otherwise. Generally, the Company determines that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5. In addition, for IDX Carecast system, IDX specifications include a 99.9% uptime guarantee and subsecond response time. The length of the guarantee typically ranges from one to three years with an annual renewal option. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, the Company would accrue an estimated exposure.

At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the terms granted to the customer. The Company's typical payment terms include a deposit and subsequent payments based on specific milestone events and dates. If the Company considers the payment terms for the arrangement to be extended or if the arrangement includes a substantive acceptance provision, the Company defers revenue not meeting the criterion for recognition under SOP 97-2 and classifies this revenue as deferred revenue, including deferred product revenue. The Company's payment terms are generally fewer than 90 days and payments from customers are typically due within 30 days of invoice date. If payment terms for an arrangement are considered extended or if the arrangement contains a substantive acceptance provision, the Company defers the recognition of revenue not meeting the criterion under SOP 97-2, including product revenue. The Company recognizes this revenue, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

Additionally, the Company enters into certain arrangements for the sale of software that require significant customization. In these instances, the Company accounts for the contract in accordance with Accounting Research Bulletin No. 45, LONG-TERM CONSTRUCTION-TYPE CONTRACTS AND SOP 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCTION-TYPE CONTRACTS. The Company generally recognizes revenue on a percentage of completion basis using labor input measures, which involves the use of estimates. Labor input measures are used because they reasonably measure the stage of completion of the contract. Revisions to cost estimates, which could be material, are recorded to income in the period in which the facts that give rise to the revision become known. The Company recognizes losses, if any, on fixed price contracts when the loss is determined. The complexity of the estimation process and the assumptions inherent in the application of the percentage of completion method of accounting affects the amounts of revenue and related expenses reported in the Company's consolidated financial statements. The Company records costs and estimated earnings in excess of billings on uncompleted contracts as an asset and records billings in excess of costs and estimated earnings on uncompleted contracts as deferred income until revenue recognition criteria are met.

The Company also enters into arrangements that involve the delivery or performance of multiple products and services, that include the development and customization of software, implementation services, and licensed software and support services. For these contracts, the Company applies the consensus of EITF 00-21 to determine whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes. Accordingly, if the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered.

The application of SOP 97-2 and EITF 00-21, require judgment, including whether a software arrangement includes multiple elements, and if so, whether fair value exists for those elements. Typically the Company's contracts contain multiple elements, and while the majority of the Company's contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with SOP 97-2 or EITF 00-21, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element. Interpretations would not affect the amount of revenue recognized but could impact the timing of recognition.

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25 ("APB No. 25"), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying IDX shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). In general, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and therefore, no compensation expense is recorded. In addition, no compensation expense is recorded for purchases under the 1995 Employee Stock Purchase Plan (the "ESPP"), as the plan is non-compensatory under the provisions of APB No. 25. The intrinsic value of restricted stock units and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period.


Statement of Financial Accounting Standards ("SFAS") No. 123 establishes the fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for stock options granted to employees and directors and for employee stock purchases under the ESPP under SFAS No. 123. The table below summarizes the pro forma operating results of the Company had compensation cost been determined in accordance with the fair value based method prescribed by SFAS No. 123.

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30,           JUNE 30,

                                         ------------------   ------------------
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)  2004    2003       2004     2003
-----------------------------------------  ----    ----       ----     ----
Net income as reported                     $ 8,081 $32,141    $ 9,658  $35,972

Add:
Stock-based compensation expense included
   in reported net income, net of tax           64     118         96      170

Deduct:
Total stock-based compensation under fair
   value based methods, net of tax          (1,690) (2,235)    (3,279)  (3,476)
                                           ----------------   ------------------
Pro forma net income - SFAS 123            $ 6,455 $30,024    $ 6,475  $32,666
                                           ================   ==================
Basic net income per share:
    As reported                            $  0.27 $  1.10    $  0.32  $  1.23
    Pro forma - SFAS 123                   $  0.21 $  1.03    $  0.22  $  1.12

Diluted net income per share:
    As reported                            $  0.26 $  1.09    $  0.31  $  1.22
    Pro forma - SFAS 123                   $  0.20 $  1.02    $  0.21  $  1.11

NOTE 3 - BUSINESS COMBINATIONS AND DIVESTITURES


On June 18, 2003, the Company sold its wholly owned subsidiary, EDiX, to TEM resulting in a net gain on the sale of discontinued operations of $26.4 million. The Company received approximately $64.0 million in cash from TEM in exchange for all the capital stock of EDiX. The Company transferred approximately $8.2 million of cash to TEM as part of the sale of EDiX, resulting in a net cash inflow related to the EDiX sale of $53.5 million, net of transaction costs. EDiX represented the Company's medical transcription services segment (See Note 7).


Summarized operating results for discontinued operations is as follows (in thousands):

                                           APRIL 1, 2003        JANUARY 1, 2003
                                           THROUGH JUNE 18,     THROUGH JUNE 18,
                                               2003                  2003
                                           ----------------     ----------------
Revenues                                     $   26,175            $   54,810
                                           ================     ================

Pre-tax income from discontinued operations         956                 1,121
Pre-tax gain on disposal of discontinued
   operations                                    23,849                23,849
Provision for income taxes from loss from
   discontinued operations                         (645)                 (695)
Benefit for income taxes from gain on
   disposal of discontinued operations            2,551                 2,551
                                           ----------------     ----------------
Income from discontinued operations,
   net of tax                                $   26,711            $   26,826
                                           ================     ================

The provision for income taxes on loss from discontinued operations was significantly higher than statutory provision primarily due to certain state tax payments.

The gain on the disposal of EDiX resulted in an income tax benefit of $2.6 million. The Company's tax basis in the stock of EDiX exceeded the net proceeds from the sale, resulting in a capital loss on the sale for tax purposes. A tax benefit arises from this deductible temporary difference, which more likely than not will reverse in the foreseeable future and be realized.

NOTE 4 - INVESTMENTS IN AFFILIATES, AT EQUITY

On January 8, 2001, the Company sold certain of the net assets and operations of its majority owned subsidiary, ChannelHealth Incorporated ("ChannelHealth"), to Allscripts Healthcare Solutions, Inc. ("Allscripts"), a public company providing point-of-care e-prescribing and productivity solutions for physicians. In exchange for the Company's 87% ownership of ChannelHealth, the Company received approximately 7.5 million shares (with restrictions as to resale as discussed below) of Allscripts common stock, which represented approximately a 20% ownership interest in Allscripts. In addition to the sale, the Company entered into a ten-year strategic alliance (the "Alliance Agreement") whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

At June 30, 2004, the Company owned approximately 18.6% of the outstanding shares of common stock of Allscripts and accounts for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, the Company recognized its pro-rata share of Allscripts losses during the 2001 fiscal year resulting in the elimination of the carrying value of this investment. In accordance with the equity method of accounting, the Company has not recorded its share of losses since then, which share amounts to $68.3 million through March 31, 2004. At June 30, 2004, the estimated market value of the Company's investment in Allscripts is approximately $57.7 million, based on the last reported sales price per share of Allscripts common stock on the NASDAQ National Market on that date. The fair market value of this stock would be affected by the Company's contractual restriction that it is allowed to sell only 25% of its initial Allscripts shares in any one year.

Through June 30, 2004, the Company has sold approximately 139,000 shares of Allscripts common stock.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING AGREEMENTS

The Company currently enters into forward foreign exchange contracts to hedge, on a net basis, the foreign currency exposure of a portion of the Company's assets and liabilities denominated in the British pound sterling, including inter-company accounts. Inter-company transactions are denominated in the functional currency of our foreign subsidiary in order to centralize foreign exchange risk in the parent company in the United States. Increases or decreases in our foreign currency exposures are partially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. The terms of these forward contracts are generally for one month. The Company does not use forward contracts for trading or speculative purposes. The forward contracts are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. All outstanding forward contracts are marked to market at the end of the period and recorded on the balance sheet at fair value in other current assets and other current liabilities. The changes in fair value from these contracts and from the underlying hedged exposures are generally offsetting and are recorded in other income, net in the accompanying Consolidated Statement of Income.

During the three and six month periods ended June 30, 2004, the Company recorded net foreign currency transaction gains of $207,000 and $18,000, respectively.

At June 30, 2004, the Company had approximately $3.6 million outstanding forward foreign exchange contracts to exchange British pounds for US dollars. There were no unrealized gains or losses on the foreign exchange contracts at June 30, 2004.

NOTE 6 - RESTRUCTURING COSTS AND OTHER CHARGES

RESTRUCTURING COSTS

On September 28, 2001, the Company announced its plan to restructure and realign its large physician group practice businesses. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company's employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, in connection with costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million, equipment and leasehold improvement write-offs related to the leased facilities of $8.6 million and other restructuring costs, primarily related to professional and consulting fees related to the restructuring. Workforce related accruals, consisting principally of employee severance costs, were based on specific identification of employees to be terminated, along with their job classification and functions, and their location. Approximately 200 employees were terminated primarily in the Flowcast operating unit and certain corporate services functions. Substantially all workforce related actions were completed during the fourth quarter of 2001, with the exception of a minimal number of staff assigned to transition teams. As of December 31, 2003, the Company had an accrual balance of $1.4 million related to lease payments through the end of the lease term in 2006.

On June 1, 2004, the Company entered into an agreement to terminate its contractual commitments under the remaining lease. Such termination was in part, related to the restructuring. The Company paid $1.5 million to terminate the lease, which was approximately $387,000 higher than the amount accrued at the date of termination.

LEASE ABANDONMENT CHARGES

In 1999, the Company entered into a lease commitment for new office space in Seattle, Washington under a lease that commenced in 2003. The Company continued to utilize its existing space and an active search for a sublessee was initiated and has been ongoing. In 2002, the Company made the decision to consolidate its Seattle operations into the new office space. Due to the depressed Seattle real estate market and the inability to obtain a sublessee, the Company recorded a lease abandonment charge of $9.2 million in the fourth quarter of 2002. The lease abandonment charge is related to lease payments of approximately $7.9 million through the end of the lease term in 2005 and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. As of December 31, 2003, the Company had an accrual balance of $5.1 million. During the first six months of 2004, lease payments of $1.3 million were made. Of the $3.8 million accrual remaining at June 30, 2004, approximately $1.2 million will be paid during the remainder of 2004 and approximately $2.6 million thereafter. In the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period or is able to negotiate lease terminations with the landlord, the present value of the savings generated from the future sub-lease income or lease terminations would be recorded as a reduction in lease abandonment expense in the period in which the sub-lease or termination agreements are signed.

NOTE 7 - SEGMENT AND GEOGRAPHIC INFORMATION

Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" ("SFAS 131"), establishes standards for reporting information about operating segments. SFAS 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company internally identifies operating segments by the type of products produced and markets served, and in accordance with SFAS 131, the Company has aggregated similar operating segments into one segment: Information Systems and Services.


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

Through the first quarter of 2003, the Company reported results of an additional segment, Medical Transcription Services (EDiX), which provided medical transcription outsourcing services for hospitals and large physician group practices primarily located in the United States. This segment was reported as discontinued operations (see Note 3) effective the second quarter of 2003 due to the sale of EDiX to TEM. Accordingly, because the Company currently operates under one business segment, segment information is no longer being disclosed separately. Operating results for the discontinued Medical Transcription Services segment have been reclassified to exclude general corporate overhead previously allocated to the segment and interest charged on certain inter-company loans, net of income taxes.

NOTE 8 - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

Accounts payable, accrued expenses and other liabilities consist of the following (in thousands):

                                         JUNE 30,                DECEMBER 31,
                                           2004                     2003
                                       --------------          -----------------
Accounts payable                          $  17,563              $   13,688
Employee compensation and benefits           10,200                  11,380
Accrued expenses                             14,702                  10,098
Reserve for lease abandonment charges         3,801                   5,099
Restructuring costs                           1,557                   1,411
Income taxes                                  7,935                   7,717
Other                                         6,104                   5,450
                                       --------------          -----------------
                                          $  61,862              $   54,843
                                       ==============          =================


NOTE 9 - DEFERRED REVENUES

Deferred revenues consists of the following (in thousands):

                                             JUNE 30,             DECEMBER 31,
                                               2004                   2003
                                          ------------------   -----------------
Maintenance and services                   $   42,341              $   18,835
Systems                                        10,182                   4,181
Billings in excess of costs and estimated
earnings on uncompleted contracts              14,664                       -
                                          ------------------   -----------------
                                           $   67,187              $   23,016
                                          ==================   =================


                                             JUNE 30,             DECEMBER 31,
                                               2004                   2003
                                          ------------------   -----------------
Short-term deferred revenues               $   62,923              $   23,016
Long-term deferred revenues                     4,264                       -
                                          ------------------   -----------------
                                           $   67,187              $   23,016
                                          ==================   =================

NOTE 10 - INCOME TAXES

The Company's 2004 and 2003 effective tax rate for continuing operations was 38.0% and 30.0%, respectively, which is lower than the Company's statutory rate of 40.0% due to the utilization of research and experimentation credits. The Company currently expects to realize net recorded deferred tax assets as of June 30, 2004 of approximately $15.5 million. Management's conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment relating to unrealized gains on the Company's investment in publicly traded common stock of an equity investee. While the realization of the Company's net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company's net recorded deferred tax assets would not be realizable.

NOTE 11 - FINANCING ARRANGEMENTS

The Company has a revolving line of credit agreement (the "Line") allowing the Company to borrow up to $40.0 million subject to certain restrictions. The Line is secured by deposit accounts, accounts receivable and other assets and bears interest at the bank's base rate plus .25%, resulting in a rate of 4.25% as of June 30, 2004. The Line expires on June 27, 2005, but may be terminated earlier at the option of the Company. As of December 31 2003 and June 30, 2004, no amounts were outstanding under the Line.

On June 30, 2004, the Company provided notice to terminate the revolving line of credit agreement. Such termination is effective 30 days after notice.

NOTE 12 - STOCKHOLDERS' EQUITY

 EARNINGS PER SHARE:

The following sets forth the computation of basic and diluted earnings per share:

                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                    JUNE 30,                     JUNE 30,
                            -----------------------      ----------------------
                              2004           2003           2004         2003
                              ----           ----           ----         ----
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Numerator for basic and
  diluted earnings per share
    Continuing operations    $  8,081      $  5,430       $  9,658      $  9,146
    Discontinued operations         -        26,711              -        26,826
                             --------      --------       ---------     --------
Total                        $  8,081      $ 32,141       $  9,658      $ 35,972
                             ========      ========       ========      ========

Denominator:
  Basic weighted average
    shares outstanding         30,181        29,195         30,031        29,184
  Effect of employee stock
    options                     1,391           261          1,472          252
                             --------      --------       ---------     --------
Denominator for diluted
  earnings per share           31,572        29,456         31,503        29,436
                             ========      ========       ========      ========

Basic earnings per share
  Continuing operations      $   0.27      $   0.19       $   0.32      $   0.31

  Discontinued operations          -           0.91              -          0.92
                             --------      --------       ---------     --------
Total                        $   0.27      $   1.10       $   0.32      $  1.23
                             ========      ========       ========      ========

Diluted earnings per share
  Continuing operations      $   0.26      $   0.18       $   0.31      $   0.31

  Discontinued operations           -          0.91              -          0.91
                             --------      --------       ---------     --------
Total                        $   0.26      $   1.09       $   0.31      $   1.22
                             ========      ========       ========      ========

Options to acquire 439,543 and 3,702,934 shares for the three months ended June 30, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive. Options to acquire 196,269 and 3,267,859 shares for the six months ended June 30, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive.


COMPREHENSIVE INCOME:

Components of other comprehensive income consisted of unrealized gains (losses) on marketable securities and foreign currency translation adjustments as follows:

                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                  JUNE 30,                       JUNE 30,
                            ----------------------       -----------------------
                             2004           2003           2004         2003
                             ----           ----           ----         ----
                                                (IN THOUSANDS)

Net income                   $  8,081      $  32,141       $ 9,658     $ 35,972
Other comprehensive income,
  net of tax:
Unrealized gain (loss) on
  marketable securities            (1)            (3)            4           (5)
Foreign currency translation
  adjustments                     (71)             -           (39)           -
                             ---------      ---------      --------    ---------
  Comprehensive income       $  8,009       $ 32,138       $ 9,623     $ 35,967
                             =========      =========      ========    =========

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASES:

At June 30, 2004, minimum lease payments for certain facilities and equipment under noncancelable leases commitments are as follows (in thousands):

                      2004
                    Remaining 2005    2006    2007    2008   Thereafter Total
                    --------- ----    ----    ----    ----   ---------- -----

Gross minimum
rental commitments    $ 6,979 $14,414 $13,575 $13,875 $14,209 $79,545  $142,597
                      ======= ======= ======= ======= ======= ======= ========

Of the $142.6 million in non-cancelable operating lease obligations, approximately $3.8 million is included in accrued expenses at June 30, 2004 relating to a lease abandonment charge. See Notes 6 and 8.

Richard E. Tarrant, Chairman of the Company's Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation ("LBJ Real Estate"). Certain executive officers of LBJ Real Estate are also directors or executive officers of the Company, including Robert H. Hoehl, a director of the Company, and John A. Kane, the Company's Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl and an independent individual. LBJ Real Estate holds a 1% general partnership interest in LBJ Limited Partnership, a Vermont limited partnership and an affiliate of the Company ("LBJ"), and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, President of IDX Global Business Development and Executive Vice President of the Company, and two other employees of the Company hold in the aggregate a 72.95% limited partnership interest. Through September 30, 2003, the Company leased an office building from LBJ. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. The Company is continuing to lease the real estate from the new owners under a new lease agreement, which has been approved by certain independent members of the Board of Directors of the Company who have no financial interest in the transaction.


Total rent expense from continuing operations amounted to $4.1 million and $3.2 million during the three months ended June 30, 2004 and 2003, respectively. Total rent expense from continuing operations amounted to $7.9 million and $6.1 million during the six months ended June 30, 2004 and 2003, respectively. Total rent paid to LBJ was approximately $138,000 and $276,000 during the three and six month periods ended June 30, 2003, respectively.


The Company leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $51,000 and $45,000 for the three months ended June 30, 2004 and 2003, respectively and $101,000 and $122,000 for the six months ended June 30, 2004 and 2003, respectively.

CONTINGENCIES:

Federal regulations issued in accordance with the Health Insurance Portability and Accountability Act of 1996, ("HIPAA"), impose national health data standards on health care providers that conduct electronic health transactions, health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans. Collectively, these groups, including most of IDX's customers and IDX's eCommerce Services clearinghouse business, are known as covered entities. These HIPAA standards include:

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


Many covered entities, including some of IDX's customers, IDX's eCommerce Services clearinghouse business, and trading partners of IDX's clearinghouse business, were not fully compliant with the TCS Standards as of October 16, 2003. However, IDX has deployed contingency plans to accept non-standard transactions. Because the entire healthcare system, including IDX's eCommerce Services clearinghouse business and the business of IDX's customers who use our information systems to generate claims data, has not operated at full capacity using the newly-mandated standard transactions, it is possible that currently undetected errors may cause rejection of claims, extended payment cycles, system implementation delays and cash flow reduction, with the attendant risk of liability and claims against IDX.


The Privacy Standards place on covered entities specific limitations on the use and disclosure of individually identifiable health information. IDX has made certain changes in products and services to comply with the Privacy Standards. The effect of the Privacy Standards on IDX's business is difficult to predict and there can be no assurances that IDX will adequately address the risks created by the Privacy Standards and their implementation or that IDX will be able to take advantage of any resulting opportunities.


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


The effect of HIPAA on IDX's business is difficult to predict and there can be no assurances that IDX will adequately address the business risks created by HIPAA and its implementation, or that IDX will be able to take advantage of any resulting business opportunities. Furthermore, IDX is unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect IDX's business or the costs of compliance with HIPAA.

INDEMNIFICATIONS:

IDX includes indemnification provisions in software license agreements with its customers. These indemnification provisions include provisions indemnifying the customer against losses, expenses, and liabilities from damages that could be awarded against the customer in the event that IDX's software is found to infringe upon a patent or copyright of a third party. The scope of remedies available under these indemnification obligations is limited by the software license agreements. IDX believes that its internal business practices and policies and the ownership of information, works and rights agreements signed by all employees, limits IDX's risk in paying out any claims under these indemnification provisions. To date IDX has not been subject to any litigation and has not had to reimburse any customers for any losses associated with these indemnification provisions.

NOTE 14 - LEGAL PROCEEDINGS

In late 2001, the Company finalized a "Cooperative Agreement" with a non-regulatory federal agency within the U.S. Commerce Department's Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST to a joint venture composed of the Company and four other joint venture partners (the "SAGE Project"). The project entails research and development to be conducted by the Company and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST and that the Company never had a serious interest in researching the technological solutions described in the proposal to NIST.

On March 31, 2004, IDX submitted certain information to NIST, which NIST requested in conjunction with a proposed amendment to the Cooperative Agreement. As a result of the Amendment, payment on the award is discontinued until IDX demonstrates regulatory compliance relating to certain aspects of its grant accounting and reporting procedures and relating to an in-kind contribution of software IDX made to the project. In issuing the Amendment, NIST made no finding of regulatory noncompliance by IDX in connection with the award. In connection with NIST's Amendment, the U.S. Commerce Department, Office of Inspector General ("OIG"), is presently conducting an audit of the SAGE Project. IDX is cooperating with OIG auditors, and continues to be in discussions to resolve the issues raised by the Amendment. Pending the outcome of this audit, IDX is working with its joint venture partners to review current procedures and develop a plan for operations during the audit period.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a "qui tam" complaint. The Company has no information regarding the specific allegations in the qui tam complaint. Further, the Company has no information concerning the actual amount of money at issue in the qui tam complaint. The Company has not yet been served with legal process detailing the allegations. Prompted by the employee's allegations, the Civil Division of the U.S. Attorney's office in Seattle, Washington, in conjunction with the U.S. Commerce Department, OIG, is investigating whether the Company made false statements in connection with the application for the project award from NIST. The Company is cooperating in the government's ongoing investigation.

In April 2003, the Company filed a complaint against the employee with the United States District Court for the Western District of Washington, entitled IDX SYSTEMS CORPORATION V. MAURICIO LEON (case no. C03-972R). The Company's lawsuit asks the Court to grant a declaratory judgment stating that, should the Company terminate the employee's employment, such action would not constitute retaliation for alleged whistle-blowing activities in violation of the Federal False Claims Act or the Sarbanes-Oxley Act and would not constitute a violation of the employee's rights under other laws. On June 10, 2004, the Company terminated the employee based upon, among other things, information obtained during the litigation and, as a result, the Company intends to dismiss the aforementioned declaratory relief action.

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled MAURICIO A. LEON, M.D. V. IDX SYSTEMS CORPORATION (case no. CV03-1158P) asserting that the Company had knowledge that the employee engaged in "protected activity" and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee's rights under the federal and state discrimination laws. The employee also asserts other causes of action including (a) wrongful termination in violation of public policy, (b) fraudulent inducement to enter into an employment contract with the Company (which has since been dismissed), and (c) negligent and intentional infliction of emotional distress. The employee requests relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys' fees, interest and costs. In addition, the employee's complaint alleges that the Company submitted false statements to the government to obtain the grant and to obtain reimbursement from the government for project costs.

Following a hearing on October 21, 2003, the Court on October 22, 2003, issued a series of orders regarding alignment of the IDX V. LEON and LEON V. IDX cases. Pursuant to the orders, the claims asserted by the parties will proceed under the case of LEON V. IDX, case number CV03-1158. IDX realigned its declaratory judgment claims as affirmative defenses and/or counterclaims in that case. The employee filed a motion for an injunction to reinstate his pay and benefits pending conclusion of the action. The motion was denied on December 12, 2003. Trial of the consolidated cases is presently scheduled for November 2004. The Company intends to vigorously defend itself and to vigorously pursue relief through prosecution of its own claims in the consolidated lawsuits. Although the Company believes that these actions are without merit, the Company currently cannot predict the outcome or the impact these matters may have on the Company's operations.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee's complaint asserts that, notwithstanding alleged notice to the Company of the employee's allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee's complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act's whistleblower provisions. The employee's complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Department of Occupational Health and Safety is investigating the employee's complaint on behalf of the U.S. Department of Labor, and the Company intends to cooperate in the investigation. The Company intends to vigorously defend against the employee's claims, however, the outcome or the impact these claims may have on the Company's operations cannot currently be predicted.

There are additional claims made by the employee against the Company, including a charge with the U.S. Equal Employment Opportunity Commission, claiming that the employee was discriminated against in violation of the Americans with Disabilities Act, the processing of which the EEOC has subsequently terminated through a Notice of Right to Sue. The Company intends to vigorously defend against the employee's claims, however, the outcome or the impact these claims may have on the Company's operations cannot currently be predicted.

From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company's defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect the Company's business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION TOGETHER WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. THIS ITEM CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE INCLUDED IN SUCH FORWARD-LOOKING STATEMENTS. FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THOSE SET FORTH UNDER "FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE" COMMENCING ON PAGE 30, AS WELL AS THOSE OTHERWISE DISCUSSED IN THIS SECTION AND ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q. UNLESS OTHERWISE SPECIFIED OR THE CONTEXT REQUIRES OTHERWISE, THE TERMS "WE", "US", "OUR" AND THE "COMPANY" REFER TO IDX SYSTEMS CORPORATION AND ITS SUBSIDIARIES. THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING AMONG OTHERS, STATEMENTS REGARDING THE HEALTH CARE INDUSTRY, STATEMENTS REGARDING OUR PRODUCTS, PRODUCT DEVELOPMENT AND INFORMATION TECHNOLOGY, STATEMENTS REGARDING FUTURE REVENUE OR OTHER FINANCIAL TRENDS, STATEMENTS REGARDING FUTURE ACQUISITIONS, STRATEGIC ALLIANCES, OR OTHER AGREEMENT, INCLUDING OUR AGREEMENTS IN THE UK AND STATEMENTS REGARDING OUR INTELLECTUAL PROPERTY. IF ANY RISK OR UNCERTAINTY IDENTIFIED IN THE FOLLOWING FACTORS ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD LIKELY SUFFER. IN THAT EVENT, THE MARKET PRICE OF OUR COMMON STOCK COULD DECLINE.

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

INTRODUCTION

Founded in 1969, IDX Systems Corporation provides information technology (software and services) solutions designed to maximize value in the delivery of healthcare by improving the quality of patient service and reducing the costs of care. We offer business performance and clinical software solutions. Healthcare providers purchase IDX systems to improve their patients' experience through simpler access, safer care delivery and more streamlined accounting.

We generate revenues from system sales and from maintenance and service fees for the implementation and support of system sales. Our system sales are comprised of a combination of IDX software licensed under the IDX(R) Flowcast(TM), IDX(R) Groupcast(TM), IDX(R) Carecast(TM) System, and IDX(R) Imagecast(TM) brands to primarily end-user customers, as well as bundled third party hardware and software. IDX patient access, financial and business intelligence products for hospitals, integrated delivery networks and group practices are packaged under Flowcast and Groupcast. Clinical solutions are generally packaged as the Carecast System, which require more configuration and have a longer install period than our business performance solutions. Specialty care products, which include IDX's radiology and imaging products, are marketed under Imagecast. Our IDX eCommerce Services business offers web-based electronic data interchange ("EDI") claims, remittance and statement services and is designed to improve data quality and streamline business processes by linking physician practices to sophisticated mailing services and other businesses. Our maintenance and service fees consist of software maintenance fees, installation fees, development fees, professional and technical service fees, consulting fees and other miscellaneous fees. Costs relating to system sales consist primarily of external costs for bundled third party hardware and software purchases. Costs relating to maintenance and service fees consist primarily of employee costs and related infrastructure costs incurred in providing installation services, post-installation support and training and consulting services.

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

OVERVIEW

During the first quarter of 2004, we finalized our subcontract agreement with British Telecommunications PLC ("BT") to provide our clinical information technology systems to BT. BT is the local service provider for the London region contract awarded by the United Kingdom National Health Service ("NHS"). In December 2003, we reached a binding agreement in principle with Fujitsu Services, which is the local service provider for the Southern region contract awarded by the NHS. We continue to work on finalizing our definitive subcontract agreement to provide our clinical information technology systems to Fujitsu Services.

On March 31, 2004, we released Flowcast 3.0. Flowcast 3.0 represents a next-generation, revenue cycle management solution for hospitals, integrated delivery networks and large physician organizations and was the culmination of a two-year development effort.

This quarter, we launched Flowcast Business Services Outsourcing ("BSO"). Flowcast BSO provides a revenue cycle management outsourcing solution for large physician organizations, hospitals and integrated delivery networks. The Flowcast BSO solution provides the technology, services, human resources and best practices for key processes in the revenue cycle.

Total revenues increased 32.7% to $130.4 million during the three months ended June 30, 2004 from $98.3 million for the same period in 2003. System sales and maintenance and service fees increased by 25.3% and 37.1%, respectively, driven largely from revenues generated from our subcontract arrangement with BT. We did not recognize any revenues during the three months ended June 30, 2004 under our subcontract arrangement with Fujitsu Services. Total operating expenses increased 31.2% resulting in operating income of $11.7 million or an operating margin of 9.0% for the three months ended June 30, 2004 as compared to an operating margin of 7.9% for the same period in 2003. For the three months ended June 30, 2004, we reported income from continuing operations of $8.1 million, or $0.26 diluted earnings per share, and at June 30, 2004, cash and marketable securities totaled $124.6 million.

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

     o    revenue recognition,
     o    allowance for doubtful accounts and credits,
     o    capitalization of software development costs,
     o    income taxes, and
     o    accounting for contingencies.

This is not a comprehensive list of all of IDX's accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

REVENUE RECOGNITION - We enter into contracts to license software and sell hardware and related ancillary products to customers through our direct sales force. The majority of our system sales attributable to software license revenue are earned from software that does not require significant customization or modification. We recognize revenue for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin's (SAB) 101 "Revenue Recognition in Financial Statements."

and SAB No. 104 "Revenue Recognition" and Emerging Issues Task Force 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") and, accordingly, we recognize revenue from software licenses, hardware, and related ancillary products when:

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

     o    collectibility is probable.

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

We use the residual method to recognize revenue when a contract includes one or more elements to be delivered at a future date and vendor specific objective evidence ("VSOE") of the fair value of all undelivered elements (typically maintenance and professional services) exists. Under the residual method, we defer revenue recognition of the fair value of the undelivered elements and we allocate the remaining portion of the arrangement fee to the delivered elements and recognize it as revenue, assuming all other conditions for revenue recognition have been satisfied. We recognize substantially all of our product revenue in this manner. If we cannot determine the fair value of any undelivered element included in an arrangement, we will defer revenue recognition until all elements are delivered, services are performed or until fair value can be objectively determined.

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

Additionally, we enter into certain arrangements for the sale of software that require significant customization. In these instances, we account for the contract in accordance with Accounting Research Bulletin No. 45, LONG-TERM CONSTRUCTION-TYPE CONTRACTS and SOP 81-1, ACCOUNTING FOR PERFORMANCE OF CONSTRUCTION-TYPE AND CERTAIN PRODUCTION-TYPE CONTRACTS. In those situations, we generally recognize revenue on a percentage of completion basis using labor input measures, which involves the use of estimates. Labor input measures are used because they reasonably measure the stage of completion of the contract. Revisions to cost estimates, which could be material, are recorded to income in the period in which the facts that give rise to the revision become known. We recognize losses, if any, on fixed price contracts when the loss is determined. The complexity of the estimation process and the assumptions inherent in the application of the percentage of completion method of accounting affects the amounts of revenue and related expenses reported in our consolidated financial statements. We record costs and estimated earnings in excess of billings on uncompleted contracts as an asset. We record billings in excess of costs and estimated earnings on uncompleted contracts as deferred income until revenue recognition criteria are met.

We also enter into arrangements that involve the delivery or performance of multiple products and services, that include the development and customization of software, implementation services, and licensed software and support services. For these contracts, we apply the consensus of EITF 00-21 to determine whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes. Accordingly, if the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered.

The application of SOP 97-2 and EITF 00-21, require judgment, including whether a software arrangement includes multiple elements, and if so, whether fair value exists for those elements. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with SOP 97-2 or EITF 00-21, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element. Interpretations would not affect the amount of revenue recognized but could impact the timing of recognition.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDITS - IDX maintains an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. We record an allowance for receivables based on a percentage of revenues. Additionally, we review individual overdue accounts and record an additional allowance when we determine it necessary to state the specific receivable at realizable value. We base our allowance on estimates after consideration of factors such as the composition of the accounts receivable aging, bad debt experience and our evaluation of the financial condition of the customers. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. We typically do not require collateral. Historically, our estimates have been adequate to cover accounts receivable exposures.

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

INCOME TAXES - We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, measured using the enacted tax rates that will be in effect when these differences are expected to reverse. We have typically had net deferred tax assets at our reporting dates. In assessing the realization of our net deferred tax assets, we evaluated certain relevant criteria, including future taxable income, and tax planning strategies designed to generate future taxable income. We currently believe that future earnings and current tax planning strategies will be sufficient to recover substantially all of our net recorded deferred tax assets. These strategies include estimates and involve judgments relating to certain unrealized gains in our investment in common stock of an equity investee. To the extent that facts and circumstances change - for example, if there is a decline in the fair value of the equity method investment - this tax-planning strategy may no longer be sufficient to support certain deferred tax assets and we may be required to increase the valuation allowance. Furthermore, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some portion or all of our recorded deferred tax assets would not be realizable.

ACCOUNTING FOR CONTINGENCIES - We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with our assessment of these legal proceedings, we must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. We have developed these determinations and related estimates in consultation with outside counsel handling our defense in these matters, and through an analysis of potential results assuming a combination of litigation and defense strategies. See Part II, Item 1, "Legal Proceedings" and
Note 14 of Notes to Consolidated Financial Statements included in this Quarterly Report on 10-Q.

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003


The following table indicates the percentage of total revenues and the dollar and percentage of period over period change represented by line items in our condensed consolidated statements of income from continuing operations:


                                                       CHANGE PERIOD OVER PERIOD
                                                      -------------------------
                                                       THREE MONTHS ENDED
                                                        JUNE 30, 2004 OVER
                                                       THREE MONTHS ENDED
                                                       JUNE 30, 2003
                                                      -------------------------

                      THREE              THREE
                      MONTHS             MONTHS
                      ENDED JUNE         ENDED JUNE
                      30, 2004   % SALES 30, 2003   % SALES $ VARIANCE %VARIANCE
                      --------   ------- --------   ------- ---------- ---------
                       (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)


System sales         $ 46,085    35.3%   $ 36,786   37.4%   $  9,299   25.3%

Maintenance and
  service fees         84,300    64.7%     61,493   62.6%     22,807   37.1%
                     ------------------------------------   --------
TOTAL REVENUES        130,385   100.0%     98,279  100.0%     32,106   32.7%



Cost of system sales   15,593    12.0%     11,508   11.7%      4,085   35.5%

Cost of maintenance
  and services         60,992    46.8%     43,690   44.5%     17,302   39.6%
Selling, general and
administrative         26,464    20.3%     21,058   21.4%      5,406   25.7%

Software development
  costs                15,259    11.7%     14,228   14.5%      1,031    7.2%

Restructuring costs       387     0.3%          -      -         387  100.0%
                     ------------------------------------   --------
TOTAL OPERATING
  EXPENSES            118,695    91.0%+    90,484   92.1%     28,211   31.2%
                     ------------------------------------   --------


Operating income       11,690     9.0%      7,795   7.9%       3,895   50.0%


Other income (expense),
  net                   1,344     1.0%        (38)  0.0%       1,382       *
Income tax provision   (4,953)   -3.8%     (2,327) -2.4%      (2,626) 112.8%
                     -----------------------------------    ---------

INCOME FROM CONTINUING
  OPERATIONS         $  8,081     6.2%   $  5,430   5.5%    $  2,651   48.8%
                     ===================================    =========

DILUTED EARNINGS
  PER SHARE FROM
  CONTINUING
  OPERATIONS         $   0.26            $   0.18           $   0.08   44.4%
                     ========            ========           ========
_________________________________________
+ Does not total due to rounding.
* Not meaningful.

TOTAL REVENUES

Total revenues consist of system sales and maintenance and service fees. Our system sales consist of our software licensed to primarily end-user customers, along with bundled third party hardware and software. Maintenance and service fees represent services to implement and support our system sales. More specifically, our maintenance and service fees consist of software maintenance fees, installation fees, professional and technical service fees, training fees, outsourcing services, and other miscellaneous fees.

SYSTEM SALES

The increase in system sales during the three months ended June 30, 2004 as compared to the same period in 2003 was attributable to increases of $5.9 million in software license and subscription revenues and $3.4 million in hardware and third party software sales. The increase was primarily due to several Imagecast radiology contracts. In addition, eCommerce revenues increased $1.7 million during the three months ended June 30, 2004 as compared to the same period in 2003 as we continue to grow this business.

MAINTENANCE AND SERVICE FEES

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change by line items comprising maintenance and service fees as represented in our condensed consolidated statements of income from continuing operations:

                                                       CHANGE PERIOD OVER PERIOD
                                                       -------------------------
                                                         THREE MONTHS ENDED
                                                         JUNE 30, 2004 OVER
                                                         THREE MONTHS ENDED
                                                           JUNE 30, 2003
                                                       -------------------------
                      THREE              THREE
                      MONTHS             MONTHS
                      ENDED JUNE         ENDED JUNE
                      30, 2004   % SALES 30, 2003   % SALES $ VARIANCE %VARIANCE
                      --------   ------- --------   ------- ---------- ---------
                                (IN THOUSANDS, EXCEPT PERCENTAGES)


Maintenance fees      $ 38,278   29.4%   $ 32,974    33.6%   $  5,304   16.1%

Installation fees       14,950   11.5%     11,843    12.1%      3,107   26.2%

Development services    13,621   10.4%          -       -      13,621  100.0%
Consulting,
  professional and
  other fees            17,451   13.4%     16,676    17.0%        775    4.6%
                      -------------------------------------  --------
Total maintenance
  and service fees    $ 84,300   64.7%   $ 61,493    62.6%+  $ 22,807   37.1%
                      =====================================  ========
__________________________________________
+ Does not total due to rounding.

The increase in maintenance and service fees was driven largely by the increase in development services, which represent revenues for our development efforts associated with the production and customization of certain product functionalities specific to the UK. The increase in maintenance fees for software and hardware support was primarily due to an increase in our installed base of $4.1 million combined with annual maintenance price increases of approximately $1.2 million. Installation fees increased across all areas of our business as a result of increased installation of both our business workflow and clinical solutions. We currently expect our installation fees to increase in future periods for installation work related to our subcontract arrangements with BT and Fujitsu Services to provide our clinical solutions in the UK.

COST OF SALES

The following table indicates total cost of system sales and maintenance and service fees as a percentage of total revenues and the cost of system sales and maintenance and service fees as a percentage of their respective revenues:

                                             THREE MONTHS ENDED
                                                JUNE 30,
                                         ---------------------------
                                               2004         2003
                                               ----         ----
                                             (IN THOUSANDS, EXCEPT
                                                 PERCENTAGES)
Total revenues                              $ 130,385      $ 98,279
Total cost of system sales and
  maintenance and service fees                 76,585        55,198
Total cost of system sales and
  maintenance and service fees as a
  percentage of total revenues                   58.7%         56.2%

SYSTEM SALES:
System sales                                $  46,085      $ 36,786
Cost of system sales                           15,593        11,508
Cost of system sales as a percentage
  of system sales                                33.8%         31.3%

MAINTENANCE AND SERVICE FEES:
Maintenance and service fees                $  84,300      $ 61,493
Cost of maintenance and service fees           60,992        43,690
Cost of maintenance and service fees as
  a percentage of maintenance and
  service fees                                   72.4%         71.0%

The cost components of our total revenues vary based on the type of products and services we provide, namely system sales and maintenance and service fees. Our cost of system sales consists primarily of external costs relating to third party hardware and software purchases, while cost of maintenance and service fees are employee-driven and consist primarily of employee and related infrastructure costs incurred in providing maintenance and installation services, post-installation support and training and consulting services. These costs as a percentage of total revenues typically have varied as the mix of revenue (software, bundled third party software, hardware, maintenance and service fees) components carry different margin rates from period to period. In addition, fluctuations in our cost of system sales typically result from the revenue mix of our software license revenue, which has a lower cost percentage and higher margins, and third party hardware and software sales, which have a higher cost percentage and lower margins.

COST OF SYSTEM SALES

The product mix between our software license revenue and third party hardware and software sales remained relatively consistent during the three months ended June 30, 2004 as compared to the same period in 2003. The cost of system sales as a percentage of system sales increased principally from the hardware and third party software product mix. Hardware and third party software sales are dependent on the timing of contract sales. Hardware and third party software components related to certain of our clinical software solutions typically yield lower margins than on our business performance workflow solutions, due to the fact that the clinical market is not as mature as the business performance workflow market.

COST OF MAINTENANCE AND SERVICE FEES

The cost of maintenance and service fees increased $17.3 million to support the growth in our installed base of software applications. The increase was primarily attributable to increases of $9.8 million in subcontractor consulting services, $4.4 million in employee compensation and benefit costs, and $1.8 million in third party maintenance contract costs. The subcontractor consulting services and employee compensation and benefit costs increased primarily to support the growth in our revenues from our operations in the UK. A portion of our research and development costs, principally employee compensation and benefit costs, were allocated to the cost of maintenance and services that relate to the development work in the UK. Certain third party maintenance contract costs increased as customers upgraded to new systems, which have a higher support cost per user. Subcontractor consulting services typically have a higher cost of revenue percentage as opposed to internal labor, which resulted in the increase in the cost of maintenance and service fees as a percentage of maintenance and service fees for the three months ended June 30, 2004 as compared to the same period in 2003.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase of $5.4 million in selling, general and administrative expenses was principally due to increases of $1.8 million in outside professional fees, $1.2 million in depreciation charges, $1.0 million in occupancy related expenses and $800,000 in employee compensation and benefit costs.

Professional fees increased principally due to litigation matters as described in Note 14 of Notes to Condensed Consolidated Financial Statements, audit and accounting fees incurred in conjunction with the enhanced testing and the general expansion of our UK operations, and consulting fees incurred in conjunction with the Sarbanes-Oxley Act of 2002. The increase in depreciation charges was primarily attributable to the enterprise resource planning ("ERP") system, of which a significant portion went live in fourth quarter 2003. Occupancy expenses increased primarily as a result of the expansion of our facilities in our Seattle and UK locations. The increase in employee compensation and benefit costs was due primarily to expansion in our operations in the UK.

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

SOFTWARE DEVELOPMENT COSTS

Software development costs consist primarily of costs related to our software developers, associated infrastructure costs required to fund product development initiatives and amortization of such costs. As described in Note 1 to the Notes to Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003, which contain accounting policies and other disclosures required by generally accepted accounting principles, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Technological feasibility is established upon the completion of a working model. Historically, costs incurred after establishment of technological feasibility have not been significant; however, as we develop products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete testing after technological feasibility has been established may become significantly more extensive. Consequently, we anticipate that as we continue to focus our development efforts on enhancing functionality and developing new applications for our current product suites, capitalized software development costs may become more significant in future reporting periods. Approximately $857,000 and $602,000 of software development costs were capitalized during the three months ended June 30, 2004 and 2003, respectively. Amortization of software development costs was approximately $969,000 and $470,000 during the three months ended June 30, 2004 and 2003, respectively.

The following table indicates software development costs as a percentage of system sales:

                                          THREE MONTHS ENDED
                                                JUNE 30,
                                        ---------------------------
                                             2004         2003
                                             ----         ----
                                           (IN THOUSANDS, EXCEPT
                                               PERCENTAGES)
SOFTWARE DEVELOPMENT COSTS:
System sales                              $ 46,085      $ 36,786
Software development costs                  15,259        14,228
Software development costs as a
  percentage of system sales                  33.1%         38.7%

The $1.0 million increase in software development costs was due primarily to increases of $600,000 in subcontractor consulting costs and $500,000 in capitalized software development costs amortization attributable to costs previously capitalized for Flowcast 3.0 released on March 31, 2004. The decrease in software development costs as a percentage of system sales during the three months ended June 30, 2004 as compared the same period in 2003 was a result of a portion of our research and development costs, principally employee compensation and benefit costs, allocated to the cost of maintenance and services that relate to the development work under our subcontract arrangement with BT. We currently expect this trend to continue as we perform development work in the UK.

RESTRUCTURING COSTS

During the fourth quarter of 2001, we implemented a workforce reduction and restructuring program affecting approximately four percent of our employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, in connection with costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million, equipment and leasehold improvement write-offs related to the leased facilities of $8.6 million and other restructuring costs, primarily related to professional and consulting fees related to the restructuring.

On June 1, 2004, we entered into an agreement to terminate our contractual commitments under the remaining lease. Such termination was in part related to the restructuring. We paid $1.5 million to terminate the lease, which was approximately $387,000 higher than the amount accrued at the date of termination.

TOTAL OTHER INCOME (EXPENSE), NET

The following table sets forth the components of total other income, net:

                                                THREE MONTHS ENDED
                                                    JUNE 30,
                                            ---------------------------
                                                 2004         2003
                                                 ----         ----
OTHER INCOME (EXPENSE)                            (IN THOUSANDS)
  Interest income                              $   473       $   164
  Interest expense                                (345)         (202)
  Gain on sale of equity investment              1,009             -
  Foreign currency transaction gains
    (losses), net                                  207             -
                                             ---------------------------
Total other income, net                      $   1,344       $   (38)
                                             ===========================

INTEREST INCOME

The increase in interest income for the three months ended June 30, 2004 as compared to the same period in 2003 was due to higher average invested balances due to the proceeds received from the sale of EDiX.

INTEREST EXPENSE

The increase in interest expense for the three months ended June 30, 2004 as compared to the same period in 2003 was due to the write-off of approximately $200,000 of loan origination fees on the line of credit.

GAIN ON SALE OF EQUITY INVESTMENT

During the three months ended June 30, 2004, we realized a gain of approximately $1.0 million on the sale of 125,000 shares of our equity investment in Allscripts common stock.

FOREIGN CURRENCY TRANSACTION GAINS (LOSSES), NET

Revenues generated from our operations in the UK are primarily denominated in pounds sterling, the local foreign currency. In addition, certain expenses to service our UK contracts are incurred in pounds sterling. As such, we are exposed to foreign exchange rate fluctuations from these transactions. For the three months ended June 30, 2004, we incurred a net foreign currency transaction gain of $207,000.

INCOME TAX PROVISION

Our effective income tax rate was 38.0% for the three months ended June 30, 2004 and 30.0% for the three months ended June 30, 2003 resulting in an income tax provision of $5.0 million and $1.6 million for the three months ended June 30, 2004 and 2003, respectively. Our effective income tax rates for 2004 and 2003 are lower than our historical tax rate of 40.0% primarily due to our use of research and development credits to offset income taxes.

SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change represented by line items in our condensed consolidated statements of income from continuing operations:

                                                      CHANGE PERIOD OVER PERIOD
                                                      -------------------------
                                                       SIX MONTHS ENDED JUNE 30,
                                                       2004 OVER SIX MONTHS
                                                       ENDED JUNE 30, 2003
                                                      --------------------------
                      SIX MONTHS         SIX MONTHS
                      ENDED JUNE         ENDED JUNE
                      30, 2004   % SALES 30, 2003   % SALES $ VARIANCE %VARIANCE
                      --------   ------- --------   ------- ---------- ---------
                       (IN THOUSANDS, EXCEPT PERCENTAGES AND PER SHARE AMOUNTS)


System sales          $ 82,059   35.2%   $ 69,327   36.4%   $  12,732    18.4%
Maintenance and
  service fees         150,876   64.8%    121,393   63.6%      29,483    24.3%
                      -----------------------------------   ---------
TOTAL REVENUES         232,935  100.0%    190,720  100.0%      42,215    22.1%


Cost of system sales    26,810   11.5%     23,300   12.2%       3,510    15.1%

Cost of maintenance
  and services         107,583   46.2%     85,351   44.8%      22,232    26.0%
Selling, general and
administrative          54,891   23.6%     41,512   21.8%      13,379    32.2%

Software development
  costs                 29,146   12.5%     27,578   14.5%       1,568     5.7%

Restructuring costs        387    0.2%          -      -          387   100.0%
                      ------------------------------------   ---------
TOTAL OPERATING
  EXPENSES             218,817   93.9%+   177,741   93.2%+     41,076    23.1%
                      ------------------------------------   ---------

Operating income        14,118    6.1%     12,979    6.8%       1,139     8.8%
Other income             1,460    0.6%         86    0.0%       1,374 1,597.7%

Income tax provision    (5,920)  -2.5%     (3,919)  -2.1%      (2,001)   51.1%
                      ------------------------------------   ----------


INCOME FROM CONTINUING
  OPERATIONS          $  9,658    4.2%   $  9,146    4.8%+   $    512     5.6%
                      ====================================   ==========

DILUTED EARNINGS PER
  SHARE FROM
  CONTINUING
  OPERATIONS          $   0.31           $   0.31            $      -       -%
                      ========           ========            ========
________________________________________
+ Does not total due to rounding.

SYSTEM SALES

The increase in system sales during the six months ended June 30, 2004 as compared to the same period in 2003 was attributable to increases of $11.3 million in software license and subscription revenues and $1.4 million in hardware and third party software sales. The increase was primarily attributable to system sales relating principally to Imagecast radiology contracts. In addition, eCommerce revenues increased $3.6 million during the six months ended June 30, 2004 as compared to the same period in 2003 as we continue to grow this business.

MAINTENANCE AND SERVICE FEES

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change by line items comprising maintenance and service fees as represented in our condensed consolidated statements of income from continuing operations:


                                                       CHANGE PERIOD OVER PERIOD
                                                      -------------------------
                                                       SIX MONTHS ENDED JUNE 30,
                                                       2004 OVER SIX MONTHS
                                                       ENDED JUNE 30, 2003
                                                      -------------------------
                      SIX MONTHS         SIX MONTHS
                      ENDED JUNE         ENDED JUNE
                      30, 2004   % SALES 30, 2003   % SALES $ VARIANCE %VARIANCE
                      --------   ------- --------   ------- ---------- ---------
                                        (IN THOUSANDS, EXCEPT PERCENTAGES)


Maintenance fees      $ 74,470   32.0%   $  66,031  34.6%   $ 8,439    12.8%

Installation fees       30,017   12.9%      23,583  12.4%     6,434    27.3%
Development services    13,621    5.8%           -     -     13,621   100.0%
Consulting,
  professional and
  other fees            32,768   14.1%      31,779  16.7%       989     3.1%
                      ------------------------------------   -------
Total maintenance and
service fees          $150,876   64.8%   $ 121,393  63.6%+   $29,483   24.3%
                      ====================================   =======
_________________________________________
+ Does not total due to rounding.

The increase in maintenance and service fees was driven largely by the increase in development services, which represent revenues for our development efforts associated with the production and customization of certain product functionalities specific to the UK. The increase in maintenance fees for software and hardware support was primarily due to an increase in our installed base of $6.0 million combined with annual maintenance price increases of approximately $2.4 million. The increase in installation fees was primarily driven by installations of our clinical solutions.

COST OF SALES

The following table indicates total cost of system sales and maintenance and service fees as a percentage of total revenues and the cost of system sales and the cost of maintenance and service fees as a percentage of their respective revenues:

                                                       SIX MONTHS ENDED
                                                          JUNE 30,
                                                     ---------------------------
                                                        2004         2003
                                                        ----         ----
                                                      (IN THOUSANDS, EXCEPT
                                                           PERCENTAGES)
Total revenues                                        $ 232,935     $ 190,720
Total cost of system sales and maintenance and
  service fees                                          134,393       108,651
Total cost of system sales and maintenance and
   service fees as a percentage of total revenues          57.7%         57.0%

SYSTEM SALES:
System sales                                          $  82,059      $ 69,327
Cost of system sales                                     26,810        23,300
Cost of system sales as a percentage of system sales       32.7%         33.6%

MAINTENANCE AND SERVICE FEES:
Maintenance and service fees                          $ 150,876     $ 121,393
Cost of maintenance and service fees                    107,583        85,351
Cost of maintenance and service fees as a percentage
  of maintenance and service fees                          71.3%         70.3%

COST OF SYSTEM SALES

For the six months ended June 30, 2004 as compared to the same period in 2003, our cost of system sales as a percentage of system sales decreased principally as a result of the change in the product mix between our software license revenue and third party hardware and software sales. IDX software sales, which carry a lower cost of revenue percentage, represented a larger portion of system sales during the six months ended June 30, 2004 as compared to the same period in 2003.

COST OF MAINTENANCE AND SERVICE FEES

The cost of maintenance and service fees increased $22.2 million to support the growth in our installed base of software applications. The increase was primarily attributable to increases of $14.3 million in subcontractor consulting services, $4.8 million in employee compensation and benefit costs and $1.8 million in the cost of maintenance. The subcontractor consulting services and employee compensation and benefit costs increased primarily to support the growth in our revenues from our operations in the UK. A portion of our research and development costs, principally employee compensation and benefit costs, were allocated to the cost of maintenance and services that relate to the development work in the UK. Certain third party maintenance contract costs increased as customers upgraded to new systems, which have a higher support cost per user. Subcontractor consulting services typically have a higher cost of revenue percentage as opposed to internal labor, which resulted in the increase in the cost of maintenance and service fees as a percentage of maintenance and service fees for the three months ended June 30, 2004 as compared to the same period in 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase of $13.4 million in selling, general and administrative expenses was principally due to increases of $4.6 million in employee compensation and benefit costs, $3.6 million in outside professional fees, $2.1 million in depreciation charges, $1.7 million in occupancy expenses and $700,000 in travel related expenses.

The increase in employee compensation and benefit costs was primarily due to the start-up efforts of our UK operations. Professional fees increased principally due to litigation matters as described in Note 14 of Notes to Condensed Consolidated Financial Statements, audit and accounting fees incurred in conjunction with the enhanced testing and analysis surrounding our 2003 year-end audit and the expansion of our UK operations, and consulting fees incurred in conjunction with the Sarbanes-Oxley Act of 2002. The increase in depreciation charges was primarily attributable to the enterprise resource planning ("ERP") system, of which a significant portion went live in fourth quarter 2003. Occupancy expenses increased as a result of the expansion of our facilities in the Seattle location and the expansion of our UK operations. The increase in travel related expenses was a result of our expansion in the UK.

SOFTWARE DEVELOPMENT COSTS

The following table indicates software development costs as a percentage of system sales:

                                                         SIX MONTHS ENDED
                                                              JUNE 30,
                                                     ---------------------------
                                                          2004         2003
                                                          ----         ----
                                                       (IN THOUSANDS, EXCEPT
                                                             PERCENTAGES)
SOFTWARE DEVELOPMENT COSTS:
System sales                                            $ 82,059      $ 69,327
Software development costs                                29,146        27,578
Software development costs as a percentage of
  system sales                                              35.5%         39.8%

The $1.6 million increase in software development costs was primarily due to increases in personnel costs and subcontractor consulting fees of approximately $1.6 million, associated infrastructure costs of approximately $500,000 and travel related expenses of $300,000, offset with an increase in capitalized software development costs, net of amortization, of $1.4 million. Associated infrastructure costs increased as a result of the expansion of our facilities in the Seattle location in April 2003 and our UK operations in April 2004, which support research and development efforts. Travel related expenses increased due to our expansion in the UK. The increase in capitalized software development costs, net of amortization, was primarily related to costs capitalized during the three months ended March 31, 2004 relating to Flowcast 3.0.

The decrease in software development costs as a percentage of system sales during the six months ended June 30, 2004 as compared to the same period in 2003 was a result of a portion of our research and development employee compensation and benefit costs allocated to the cost of maintenance and services that relate to the development work under our subcontract arrangement with BT.

Approximately $2.4 million and $716,000 of software development costs were capitalized during the six months ended June 30, 2004 and 2003, respectively. Amortization of software development costs was approximately $1.4 million and $1.0 million during the six months ended June 30, 2004 and 2003, respectively.

RESTRUCTURING COSTS

Same as previously described for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

TOTAL OTHER INCOME, NET

The following table sets forth the components of total other income, net:

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    ---------------------------
                                                        2004         2003
                                                        ----         ----
                                                          (in thousands)
Other income (expense)
  Interest income                                     $   930       $   410
  Interest expense                                       (497)         (324)
  Gain on sale of equity investment                     1,009             -
  Foreign currency transaction gains (losses), net         18             -
                                                    ---------------------------
Total other income, net                               $ 1,460       $    86
                                                    ===========================

INTEREST INCOME

The increase in interest income for the six months ended June 30, 2004 as compared to the same period in 2003 was due to higher average invested balances due to the proceeds received from the sale of EDiX.

INTEREST EXPENSE

The increase in interest expense for the six months ended June 30, 2004 as compared to the same period in 2003 was due to the write-off of approximately $200,000 of loan origination fees on the line of credit.

GAIN ON SALE OF EQUITY INVESTMENT

Same as previously described for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

INCOME TAX PROVISION

Our effective income tax rate was 38.0% for the six months ended June 30, 2004 and 30.0% for the six months ended June 30, 2003 resulting in an income tax provision of $5.9 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively. Our effective income tax rates for 2004 and 2003 are lower than our historical tax rate of 40.0% primarily due to our use of research and development credits to offset income taxes.

RESULTS OF DISCONTINUED OPERATIONS

The following is a summary of the results of discontinued operations:

                                         APRIL 1, 2003        JANUARY 1, 2003
                                         THROUGH JUNE 18,      THROUGH JUNE 18,
                                              2003                  2003
                                         ----------------     -----------------
                                                    (IN THOUSANDS)
Revenues                                 $   26,175           $   54,810
                                         ================     =================

Pre-tax income from discontinued
  operations                                    956                1,121
Pre-tax gain on disposal of
  discontinued operations                    23,849               23,849
Provision for income taxes from loss
  from discontinued operations                 (645)                (695)
Benefit for income taxes from gain on
   disposal of discontinued operations        2,551                2,551
                                         ----------------     -----------------
Income from discontinued operations,
   net of tax                            $   26,711           $   26,826
                                         ================     =================

The provision for income taxes on loss from discontinued operations was significantly higher than statutory provision primarily due to certain state tax payments.

The gain on the disposal of EDiX resulted in an income tax benefit of $2.6 million. The Company's tax basis in the stock of EDiX exceeded the net proceeds from the sale, resulting in a capital loss on the sale for tax purposes. A tax benefit arises from this deductible temporary difference, which more likely than not will reverse in the foreseeable future and be realized.

LIQUIDITY AND CAPITAL RESOURCES

We primarily generate cash from the sale of our software, maintenance fees, which are typically paid on a monthly basis, implementation services and providing professional and consulting services. We primarily use cash to pay employees' salaries, commissions and benefits, pay rent for office facilities, procure insurance, pay taxes and pay vendors for services and supplies. We also use cash to procure capital assets to support our business. We principally have funded our operations, working capital needs and capital expenditures from operations. At June 30, 2004, we had no debt, $45.8 million in cash and cash equivalents and $78.7 million in short-term investments, consisting principally of investments in interest-bearing demand deposit accounts, money market funds and highly liquid debt securities of corporations and municipalities, and $162.3 million of working capital.

Net cash provided by or used in continuing operations is principally comprised of net income or loss and is primarily affected by the net change in accounts and unbilled receivables, prepaid cost of sales, accounts payable, accrued expenses and non-cash items relating to depreciation and amortization, deferred taxes, and certain components of lease abandonment and restructuring charges. Due to the nature of our business, accounts and unbilled receivables, prepaid cost of sales, deferred revenue, and accounts payable can fluctuate considerably due to, among other things, the length of installation efforts, which is dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers' management and general economic conditions. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts increased $52.1 million and deferred revenue increased $44.2 million during the six months ended June 30, 2004 due primarily to billings relating to our UK contracts. Our Days Sales Outstanding ("DSO"), which represents the average number of days sales in accounts receivable, was 88 days during the three months ended June 30, 2004 as compared to 87 days during the same period in 2003 and 86 days for the year ended December 31, 2003. Our DSO is higher than historical DSO due primarily to billings under certain of our UK contracts in excess of revenue recognized. Management continues to focus efforts on reducing the average time to collect payment on sales. The increase in accounts payable and accrued expenses of $7.3 million was attributable primarily to the expansion into the UK.

Cash flows related to investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. We invested approximately $20.1 million through December 31, 2003 on the acquisition and implementation of the ERP system and have invested an additional $2.1 million in the ERP system during the six months ended June 30, 2004. We anticipate investing an additional $6.2 million in 2004 and an additional $5.5 million in 2005 related to this system implementation. Of the $5.9 million we anticipate investing in the ERP system in 2004, approximately $4.0 million relates to systems implementation for our UK operations. In addition, we plan to invest approximately $1.8 million in 2004 for leasehold improvements relating to our UK facilities.

In addition, investing activities may also include purchases of, interests in, loans to and acquisitions of businesses for access to complementary products and technologies. We expect these activities to continue, but there can be no assurance that we will be able to successfully complete any such purchases or acquisitions in the future.

In April 2002, we acquired a minority interest in Stentor, Inc. ("Stentor"), one of our strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor for $7.5 million. Each preferred share is convertible, at any time at our option, into one share of common stock of Stentor, subject to certain adjustments. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount we paid to purchase such shares.

Cash flows from financing activities historically relate to the issuance of shares of our common stock through the exercise of employee stock options and in connection with the employee stock purchase plan and proceeds from our line of credit.

We own, through a wholly owned subsidiary, approximately 7.5 million shares of common stock of Allscripts Healthcare Solutions, Inc., a public company listed on the NASDAQ National Market under the symbol MDRX. This investment had a quoted market value of approximately $57.7 million as of June 30, 2004, and is subject to certain sale restrictions that may significantly impact the market value. See Note 3 of Notes to Condensed Consolidated Financial Statements.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at June 30, 2004, and the effect such obligations are expected to have on our liquidity and cash in the future periods:

(IN THOUSANDS)        TOTAL      REMAINDER    2005-2006    2007-2008    2009+
                                  OF 2004
--------------------------------------------------------------------------------

  Non-cancelable
  operating leases    $ 142,597  $  6,979     $ 27,989     $ 28,084     $ 79,545


                      ----------------------------------------------------------
  Total               $ 142,597  $  6,979     $ 27,989     $ 28,084     $ 79,545
                      ==========================================================


Of the $142.6 million in non-cancelable operating lease obligations, approximately $3.8 million is included in accrued expenses at June 30, 2004 relating to a lease abandonment charge. See Notes 6 and 8 of the Notes to the Condensed Consolidated Financial Statements.

We believe that the level of our cash and investment balances and anticipated cash flow from operations will be sufficient to satisfy our cash requirements for at least the next twelve to eighteen months. To date, inflation has not had a material impact on our revenues or income.

OFF-BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2004 and 2003, we did not engage in:

     o Material off-balance sheet activities, including the use of structured finance or special purpose entities;

     o    Trading activities in non-exchange traded contracts; or

     o Transactions with persons or entities that benefit from their non-independent relationship with IDX, other than as described below.

Mr. Richard E. Tarrant, the Chairman of our Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation ("LBJ Real Estate"). Certain executive officers of LBJ Real Estate are also members of our Board of Directors or executive officers of the Company, including Mr. Robert H. Hoehl, a member of our Board of Directors, and John A. Kane, our Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl. LBJ Real Estate holds a 1% general partnership interest in 4901 LBJ Limited Partnership, a Vermont limited partnership ("LBJ"), and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, President of IDX Global Business Development and Executive Vice President of the Company, and two other employees hold in the aggregate a 72.95% limited partnership interest.

Through September 30, 2003, we leased an office building from LBJ, a real estate partnership owned by certain stockholders and key employees of the Company. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. We continue to lease the real estate from the new owners under a new lease agreement. Lease agreements are based on fair market value rents and are reviewed and approved by independent members of our Board of Directors. Total rent paid to LBJ was approximately $138,000 and $276,000 for the three and six month periods ended June 30, 2003.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

The following important factors affect our business and operations:

QUARTERLY OPERATING RESULTS MAY VARY. Our quarterly operating results have varied in the past and may vary in the future. We expect our quarterly results of operations to continue to fluctuate. Because a significant percentage of our expenses are relatively fixed, the following factors could cause these fluctuations:

     o delays in customers' purchasing decisions due to a variety of factors such as consideration and management changes;

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

RISKS ASSOCIATED WITH OPERATIONS IN THE UNITED KINGDOM. We have been awarded contracts to perform services in the UK, which require the expansion of our operations in the UK. Significant management attention and financial resources are needed to develop our UK operations. International operations are subject to inherent risks, and our future results could be adversely affected by a variety of changing factors. These include:

     o significant start-up costs, resulting in initial lower operating margins for our UK operations;

     o unanticipated difficulties with respect to the conversion of our products to UK standards, including UK regulatory standards;

     o    difficulties and costs of staffing and managing foreign operations;

     o    foreign currency exchange risk;

     o    unexpected changes in UK regulatory requirements;

     o changes in the relationship between our prime contractors, BT and Fujitsu Services, and the NHS, including any changes relating to the timeliness or willingness of the NHS to pay BT and Fujitsu Services for goods and services;

     o changes in our relationships with our prime contractors or our sub-contractors, including difficulties in finalizing the documentation of these relationships, or pressure to re-negotiate the terms of these relationships; and

     o difficulties in the development of any new products contemplated by our subcontract arrangements.

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

     o market conditions, particularly in the computer software, healthcare, and Internet industries;

     o announcements of technological innovations, including Internet delivery of information, clinical information systems advances and use of application service provider technology;

     o    new product introductions by us or our competitors;

     o    delay in customers' purchasing decisions due to a variety of factors;

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


GOVERNMENT REGULATION IN THE UNITED STATES. Virtually all of our customers and the other entities with which we have a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation. Because our products and services are designed to function within the structure of the healthcare financing and reimbursement systems currently in place in the United States, and because we are pursuing a strategy of developing and marketing products and services that support our customers' regulatory and compliance efforts, we may become subject to the reach of, and liability under, these regulations.

ANTI-KICKBACK LAW

The federal Anti-Kickback Law, among other things, prohibits the direct or indirect payment or receipt of any remuneration for Medicare, Medicaid and certain other federal or state healthcare program patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal health care programs. If the activities of one of the entities with which we have a business relationship were found to constitute a violation of the federal Anti-Kickback Law and, as a result of the provision of products or services to the customer or entity which engaged in these activities, we were found to have knowingly participated in such activities, we could be subject to sanction or liability, including exclusion from government health programs. As a result of exclusion from government health programs, our customers would not be permitted to make any payments to us.

HIPAA AND RELATED REGULATIONS

Federal regulations issued in accordance with the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") impose national health data standards on health care providers that conduct electronic health transactions, health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans. Collectively, these groups, including most of our customers and our e-Commerce Services clearinghouse business, are known as covered entities. These HIPAA standards include:

     o transaction and code set standards, which we refer to as TCS Standards, that prescribe specific transaction formats and data code sets for certain electronic health care transactions;

     o Privacy Standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and

     o data security standards, which we refer to as Security Standards, that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.

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


HIPAA - TRANSACTION AND CODE SET STANDARDS


Many covered entities, including some of our customers, our eCommerce Services clearinghouse business, and trading partners of our clearinghouse business, were not fully compliant with the TCS Standards as of October 16, 2003. However, we have deployed contingency plans to accept non-standard transactions, as contemplated in the "Guidance on Compliance with HIPAA Transactions and Code Sets after the October 16, 2003 Implementation Deadline" (which we refer to as the CMS Guidance) issued by the Centers for Medicare & Medicaid Services, or CMS, on July 24, 2003.


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


HIPAA - PRIVACY STANDARDS


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


HIPAA - SECURITY STANDARDS

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

MEDICAL DEVICE REGULATIONS

We expect that the United States Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software intended for use in healthcare settings. The FDA has increasingly focused on the regulation of computer products and computer-assisted products as medical devices under the Food, Drug, and Cosmetic Act, or the FDC Act. If computer software is considered medical device under the FDC Act, as a manufacturer of such products, we could be required, depending on the product, to:

     o    register and list our products with the FDA;

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

FINANCIAL TRENDS. In the past, some of our customers delayed making purchasing decisions with respect to some of our software systems, resulting in longer sales cycles for such systems. We believe these delays were due to a number of factors, including customer organization changes, government approvals, pressure to reduce expenses, product complexity, competition and terrorist attacks on the United States. While we believe these factors were temporary, reductions or delays in spending for new systems and services could reoccur in the future. If these delays reoccur, they may cause unanticipated revenue volatility, decreased revenue visibility and affect our future financial performance.

NEW PRODUCT DEVELOPMENT AND RAPIDLY CHANGING TECHNOLOGY. To be successful, we must continuously enhance our existing products, respond effectively to technology changes, and help our customers adopt new technologies. In addition, we must introduce new products and technologies to meet the evolving needs of our customers in the healthcare information systems market. We may have difficulty in accomplishing these tasks because of:

     o the continuing evolution of industry standards, such as standards pursuant to HIPAA; and

     o the creation of new technological developments, such as Internet and application service provider technologies.

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

PRODUCT LIABILITY CLAIMS. Any failure by our products that provide applications relating to patient treatment could expose us to product liability claims for personal injury and wrongful death. These potential claims may exceed our current insurance coverage. Unsuccessful claims could be costly to defend and divert our management's time and resources. In addition, we cannot make assurances that we will continue to have appropriate insurance available to us in the future at commercially reasonable rates.

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

KEY PERSONNEL. Our success is dependent to a significant degree on our key management, sales, marketing, and technical personnel. To be successful we must attract, motivate, and retain highly skilled managerial, sales, marketing, consulting and technical personnel, including programmers, consultants and systems architects skilled in the technical environments in which our products operate. Competition for such personnel in the software and information services industries is intense. We do not maintain "key man" life insurance policies on any of our executives. Not all of our personnel have executed noncompetition agreements. Noncompetition agreements, even if executed, are difficult and expensive to enforce, and enforcement efforts could result in substantial costs and diversion of our management and technical resources.

SYSTEM ERRORS, SECURITY BREACHES AND WARRANTIES. Our healthcare information systems are very complex. As with all complex information systems, our healthcare information systems may contain errors, especially when first introduced. Our healthcare information systems are intended to provide information to healthcare providers for use in the diagnosis and treatment of patients. Therefore, users of our products may have a greater sensitivity to system errors than the market for software products generally. Failure of a customer's system to perform in accordance with its documentation could constitute a breach of warranty and require us to incur additional expenses in order to make the system comply with the documentation. If such failure is not timely remedied, it could constitute a material breach under a contract allowing our customer to cancel the contract and subject us to liability.

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

     o effective integration and operation of the acquired or aligned products, technologies or businesses despite technical difficulties, geographic limitations and personnel issues; and

     o our ability to overcome significant competition for acquisition and alliance opportunities from companies that have significantly greater financial and management resources.

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

LITIGATION. We are involved in litigation matters which are described in greater detail in Part II, Item 1, Legal Proceedings. An unfavorable resolution of pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. There can be no assurance that we will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of our normal business operations.

No charges of wrongdoing have been brought against us in connection with the U.S. Attorney's investigation, described in greater detail in Part II, Item 1, Legal Proceedings, and we do not believe that we have engaged in any wrongdoing in connection with this matter. However, because this investigation is or may still be underway and investigations of this type customarily are conducted in whole or in part in secret, we lack sufficient information to determine with certainty its ultimate scope and whether the government authorities will assert claims resulting from this investigation that could implicate or reflect adversely upon us. Because our reputation for integrity is an important factor in our business dealings with NIST and other governmental agencies, if a government authority were to make an allegation, or if there were to be a finding, of improper conduct on the part of or attributable to us in any matter, including in respect of the U.S. Attorney's investigation, such an allegation or finding could have a material adverse effect on our business, including our ability to retain existing contracts and to obtain new or renewal contracts. In addition, continuing adverse publicity resulting from this investigation and related matters could have such a material adverse effect.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RISK

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

We invoice Canadian customers in United States dollars. Our United Kingdom customers are invoiced in British pounds sterling, and to a lesser extent in US dollars. Expenses to service our UK contracts are incurred both by our UK subsidiary in the local currency and by the parent company in US dollars. As such, our operating results and certain assets and liabilities that are denominated in the British pound are affected by changes in the relative strength of the United States dollar against the British pound. Our revenues are adversely affected when the United States dollar strengthens against the British pound and are positively affected when the United States dollar weakens. Conversely our expenses are positively affected when the United States dollar strengthens against the British pound and adversely affected when the United States dollar weakens.

As described in Note 5 in Notes to Consolidated Financial Statements contained in Part I; Item 1 of this Quarterly Report on Form 10-Q, we currently use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities denominated in the British pound sterling. The terms of these forward contracts are for periods matching the underlying exposures and generally are for one month. The short-term nature of these contracts has resulted in these instruments having book values that approximate fair values at June 30, 2004. We do not use forward contracts for trading or speculative purposes.

The market risk associated with the forward foreign exchange contracts resulting from currency exchange rate or interest rate movements is expected to mitigate the market risk of the underlying assets and liabilities being hedged. Our foreign currency denominated net assets were approximately $45.6 million at June 30, 2004. A hypothetical 10 percent movement in the foreign currency exchange rate would increase or decrease net assets by approximately $4.6 million with a corresponding charge to operations.

INTEREST RATE RISK

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that experience a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest income on our investments is included in "Other Income".

Interest rates on short-term borrowings with floating rates carry a degree of interest rate risk. Our future interest expense may increase if interest rates fluctuate. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest expense was immaterial during the first three months of 2004 and 2003.

EQUITY PRICE RISK

We account for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Our marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders' equity. We generally place our marketable securities in high credit quality instruments: primarily U.S. Government and federal agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less. Although our investments in available-for-sale securities are subject to price risk, we do not expect any material loss from our marketable security investments.

ITEM 4.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2004. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of June 30, 2004, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS

During 2002, the Company began implementation of an enterprise resource planning ("ERP") system, designed to align and integrate the Company's employees, processes and technology through software applications. The ERP system includes enterprise financial reporting applications, of which the Company implemented the core applications for general ledger, accounts receivable, billing, accounts payable and fixed assets during the fourth quarter of 2002. During the fourth quarter of 2003, the Company implemented additional applications principally including payroll and benefits, contract management, order management, project management, resource management, and time and expense reporting. The applications implemented during the fourth quarter of 2003 represent a culmination of over a year of preparation, including five months of testing and three months of training. Management believes that the ongoing implementation of the ERP system will ultimately enhance our internal controls over financial reporting. However, the Company's financial controls in the fourth quarter of 2003 were adversely impacted by this conversion to the ERP system and the assignment of Company personnel responsible for overseeing such controls to additional special projects. At that time, the Company's independent auditors, Ernst & Young, determined that the Company had significant deficiencies in the design or operation of the Company's internal control which, if not addressed, could adversely affect the assertions of management in the financial statements as to particular accounts. The Company addressed these conditions with enhanced testing and analysis, and it believes these procedures were adequate to permit us to report appropriate results in our Annual Report on Form 10-K for 2003.

In 2004, the Company has taken steps to improve its internal controls and believes that these steps have adequately addressed the significant deficiencies identified during the fourth quarter of 2003. These steps included the re-assignment of Company personnel responsible for overseeing such controls, increased scrutiny of account reconciliations related to revenue recognition issues and closer monitoring of financial results. We are also in the process of further enhancing our internal finance staff. The Company believes the measures it has taken and additional measures it continues to implement will enhance our internal controls over financial reporting. In addition, we are currently in the process, with the assistance of qualified outside consultants, of evaluating our internal controls and we may make other modifications or take other corrective actions if our reviews identify any deficiencies or weaknesses in our controls.

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

On March 31, 2004, IDX submitted certain information to NIST, which NIST requested in conjunction with a proposed amendment to the Cooperative Agreement. The Amendment discontinued payment on the award until IDX demonstrates regulatory compliance relating to certain aspects of its grant accounting and reporting procedures and relating to an in-kind contribution of software IDX made to the project. In issuing the Amendment, NIST made no finding of regulatory noncompliance by IDX in connection with the award. In connection with NIST's Amendment, the U.S. Commerce Department, Office of Inspector General ("OIG"), is presently conducting an audit of the SAGE Project. IDX is cooperating with OIG auditors, and continues to be in discussions to resolve the issues raised by the Amendment. Pending the outcome of this audit, IDX is working with its joint venture partners to review current procedures and develop a plan for operations during the audit period.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a "qui tam" complaint. The Company has no information regarding the specific allegations in the qui tam complaint. Further, the Company has no information concerning the actual amount of money at issue in the qui tam complaint. The Company has not yet been served with legal process detailing the allegations. Prompted by the employee's allegations, the Civil Division of the U.S. Attorney's office in Seattle, Washington, in conjunction with the U.S. Commerce Department, Office of the Inspector General, is investigating whether the Company made false statements in connection with the application for the project award from NIST. The Company is cooperating in the government's ongoing investigation.

In April 2003, the Company filed a complaint against the employee with the United States District Court for the Western District of Washington, entitled IDX SYSTEMS CORPORATION V. MAURICIO LEON (case no. C03-972R). The Company's lawsuit asks the Court to grant a declaratory judgment stating that, should the Company terminate the employee's employment, such action would not constitute retaliation for alleged whistle-blowing activities in violation of the Federal False Claims Act or the Sarbanes-Oxley Act and would not constitute a violation of the employee's rights under other laws. On June 10, 2004, the Company terminated the employee based upon, among other things, information obtained during the litigation and, as a result, the Company intends to dismiss the aforementioned declaratory relief action.

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled MAURICIO A. LEON, M.D. V. IDX SYSTEMS CORPORATION (case no. CV03-1158P) asserting that the Company had knowledge that the employee engaged in "protected activity" and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee's rights under the federal and state discrimination laws. The employee also asserts other causes of action including (a) wrongful termination in violation of public policy, (b) fraudulent inducement to enter into an employment contract with the Company (which has since been dismissed), and (c) negligent and intentional infliction of emotional distress. The employee requests relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys' fees, interest and costs. In addition, the employee's complaint alleges that the Company submitted false statements to the Government to obtain the grant and to obtain reimbursement from the government for project costs.

Following a hearing on October 21, 2003, the Court on October 22, 2003, issued a series of orders regarding alignment of the IDX V. LEON and LEON V. IDX cases. Pursuant to the orders, the claims asserted by the parties will proceed under the case of LEON V. IDX, case number CV03-1158. IDX realigned its declaratory judgment claims as affirmative defenses and/or counterclaims in that case. The employee filed a motion for an injunction to reinstate his pay and benefits pending conclusion of the action. The motion was denied on December 12, 2003. Trial of the consolidated cases is presently scheduled for November 2004. The Company intends to vigorously defend itself and to vigorously pursue relief through prosecution of its own claims in the consolidated lawsuits. Although the

Company believes that these actions are without merit, the Company currently cannot predict the outcome or the impact these matters may have on the Company's operations.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee's complaint asserts that, notwithstanding alleged notice to the Company of the employee's allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee's complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act's whistleblower provisions. The employee's complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, and compensation for any damages sustained by the employee as a result of the alleged discrimination. The Department of Occupational Health and Safety is investigating the employee's complaint on behalf of the U.S. Department of Labor, and the Company intends to cooperate in the investigation. The Company intends to vigorously defend against the employee's claims, however, the outcome or the impact these claims may have on the Company's operations cannot currently be predicted.

There are additional claims made by the employee against the Company, including a charge with the U.S. Equal Employment Opportunity Commission, claiming that the employee was discriminated against in violation of the Americans with Disabilities Act, the processing of which the EEOC has subsequently terminated through a Notice of Right to Sue. The Company intends to vigorously defend against the employee's claims, however, the outcome or the impact these claims may have on the Company's operations cannot currently be predicted.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 Annual Meeting of Stockholders on May 18, 2004. Of the 30,085,867 shares of common stock outstanding and entitled to vote at this meeting, 25,336,147 were represented at this meeting, in person or by proxy. The following matter was voted upon at the Annual Meeting; there were no broker non-votes for this matter.

1. Robert H. Hoehl, Stuart H. Altman, Ph.D. and Mark F. Wheeler, M.D. were elected to serve for a term of three years as Class III Directors. The remaining terms of Richard E. Tarrant, Allen Martin, Esq., Henry M. Tufo, M.D., David P. Hunter, William L. Asmundson, Connie R. Curran and James H. Crook, Jr. continued after the meeting. The results of the vote with respect to each nominee for director was as follows:

                                    For                         Withheld
                                    ---                         --------

          Robert H. Hoehl           20,438,021                  4,898,126
          Stuart H. Altman, Ph.D.   22,557,178                  2,778,969
          Mark F. Wheeler, M.D.     20,768,814                  4,567,333

ITEM 5.  OTHER INFORMATION

Stockholder's Proposal for 2005 Annual Meeting

As set forth in the Company's Proxy Statement for its 2004 Annual Meeting of Stockholders, proposals of stockholders intended to be included in the Company's proxy statement for the 2005 Annual Meeting of Stockholders must be received by the Company at its principal office in South Burlington, Vermont not later than December 24, 2004.

Stockholders who wish to make a proposal at the 2005 Annual Meeting - other than one that will be included in the Company's proxy materials - must notify the Company no later than March 9, 2005. If a stockholder who wishes to present a proposal fails to notify the Company by this date, the proxies that management solicits for the meeting will have discretionary authority to vote on the stockholder's proposal if it is properly brought before the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

(b) On April 29, 2004, the registrant furnished a report on Item 12 of Form 8-K, dated April 29, 2004, containing a copy of its earnings release for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IDX SYSTEMS CORPORATION



                                          /S/ JOHN A. KANE
Date:  August 3, 2004                By:  _____________________________________
                                          John A. Kane,
                                          Sr. Vice President, Finance and
                                          Administration, Chief Financial
                                          Officer and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.       Description
----------        -----------

10.1 Letter Agreement, dated May 7, 2004, terminating Stock Restriction and Voting Agreement, dated April 29, 1999, by and between Richard E. Tarrant and Amy E. Tarrant

10.2 Termination of Redemption Agreement, dated April 21, 2004, terminating Redemption Agreement, dated June 2, 1993, by and among the Company, Richard E. Tarrant, Robert H. Hoehl, Amy
                  E. Tarrant and Cynthia K. Hoehl

31.1 Certification of the CEO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2 Certification of the CFO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1 Certification of CEO and CFO of the Company pursuant to 18 U.S.C. Section 1350