Form 10-Q
period 2004-09-30
IDX SYSTEMS CORP
filed 2004-11-02
CIK 1001185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the quarterly period ended September 30, 2004

OR

     [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the transition period from__________to_____________

Commission file number 0-26816

_________________

IDX SYSTEMS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

_________________

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

_________________

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

Yes X     No ____

The number of shares outstanding of the registrant’s common stock as of October 28, 2004 was 30,474,727.

The following trademarks used herein are owned by IDX: Flowcast, Groupcast, Carecast, Imagecast, IDX, LastWord, IDXtend and Web Framework. All other trademarks referenced in this Quarterly Report on Form 10-Q are the property of their respective owners.

IDX SYSTEMS CORPORATION
FORM 10-Q
For the Period Ended September 30, 2004

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

     ITEM 1.     Financial Statements
                        Condensed Consolidated Balance Sheets (unaudited)
                        Condensed Consolidated Statements of Income (unaudited)
                        Condensed Consolidated Statements of Cash Flows (unaudited)
                        Notes to Condensed Consolidated Financial Statements (unaudited)
     ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
     ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk
     ITEM 4.    Controls and Procedures

PART II. OTHER INFORMATION

     ITEM 1.     Legal Proceedings
     ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
     ITEM 3.     Defaults Upon Senior Securities
     ITEM 4.     Submission of Matters to a Vote of Security Holders
     ITEM 5.     Other Information
     ITEM 6.     Exhibits

SIGNATURES
EXHIBIT INDEX	3 3 4 5 6 18 41 42 43 44 44 44 44 45 46 47

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDX Systems Corporation
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$53,996	$25,536
Marketable securities	99,162	79,068
Accounts receivable, net	113,202	85,971
Unbilled receivables	5,644	7,738
Deferred contract costs	21,609	3,961
Refundable income taxes	3,081	8,564
Prepaid and other current assets	11,555	7,485
Deferred tax asset	—	5,899

Total current assets	308,249	224,222
Property and equipment, net	89,811	86,216
Capitalized software costs, net	5,041	3,806
Goodwill, net	2,508	2,508
Deferred contract costs, less current portion	19,460	—
Other assets	10,518	10,357
Deferred tax asset	10,937	11,404

Total assets	$446,524	$338,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable, accrued expenses and other liabilities	$58,951	$54,843
Deferred revenue	62,653	23,016
Deferred tax liability	6,389	—

Total current liabilities	127,993	77,859
Deferred revenue, less current portion	6,702	—

Total liabilities	134,695	77,859
Commitments and contingencies	—	—
Stockholders' equity	311,829	260,654

Total liabilities and stockholders' equity	$446,524	$338,513

See Notes to the Condensed Consolidated Financial Statements (unaudited)

IDX Systems Corporation
Condensed Consolidated Statements of Income
(in thousands, except for per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
System sales	$36,334	$35,338	$112,557	$102,873
Maintenance and service fees	99,747	66,093	256,459	189,278

Total revenues	136,081	101,431	369,016	292,151
Operating expenses
Cost of system sales	15,047	15,394	44,741	41,977
Cost of maintenance and services	62,909	42,612	167,608	124,680
Selling, general and administrative	27,940	21,334	82,831	62,846
Software development costs	15,542	13,971	44,688	41,549
Restructuring costs	—	—	387	—

Total operating expenses	121,438	93,311	340,255	271,052

Operating income	14,643	8,120	28,761	21,099
Other income (expense)
Interest income	812	333	1,741	743
Interest expense	(63)	(81)	(559)	(405)
Gain on sale of equity investment	248	—	1,257	—
Foreign currency transaction gains (losses), net	83	—	101	—

Total other income	1,080	252	2,540	338

Income before income taxes	15,723	8,372	31,301	21,437
Income tax (provision) benefit	(5,949)	1,929	(11,869)	(1,990)

Income from continuing operations	9,774	10,301	19,432	19,447
Discontinued operations
Loss from discontinued operations, net of income taxes	—	(814)	—	(388)
Gain on sale of discontinued operations, net of income taxes	—	814	—	27,214

Income from discontinued operations	—	—	—	26,826

Net income	$9,774	$10,301	$19,432	$46,273

Basic earnings per share
Income from continuing operations	$0.32	$0.35	$0.64	$0.66
Income from discontinued operations	$—	$—	$—	$0.92

Basic earnings per share	$0.32	$0.35	$0.64	$1.58

Basic weighted average shares outstanding	30,396	29,446	30,152	29,271

Diluted earnings per share
Income from continuing operations	$0.31	$0.34	$0.62	$0.66

Income from discontinued operations	$—	$—	$—	$0.90

Diluted earnings per share	$0.31	$0.34	$0.62	$1.56

Diluted weighted average shares outstanding	31,684	30,224	31,563	29,699

See Notes to the Condensed Consolidated Financial Statements (unaudited)

IDX Systems Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income	$19,432	$46,273
Add: Loss from discontinued operations, net of income taxes	—	388
Less: Gain on disposal of discontinued operations, net of income taxes	—	(27,214)

Net income from continuing operations	19,432	19,447
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	12,419	9,297
Amortization	2,354	1,347
Deferred taxes	2,633	(845)
Increase in allowance for doubtful accounts	42	882
Tax benefit related to exercise of non-qualified stock options	4,467	747
Foreign currency transaction (gains) losses, net	(101)	—
Gain on sale of investments	(1,257)	—
Loss on disposition of equipment	29	—
Restructuring costs	387	—
Other	154	328
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(25,193)	(4,693)
Prepaid expenses and other assets	(4,456)	(2,003)
Deferred contract costs	(37,107)	—
Accounts payable and accrued expenses	4,441	(6,983)
Federal and state income taxes	4,831	(1,108)
Deferred revenue	46,338	6,940

Net cash provided by operating activities from continuing operations	29,413	23,356
Investing Activities:
Purchase of property and equipment, net	(16,008)	(21,794)
Purchase of marketable securities	(66,173)	(190,574)
Proceeds from sale of marketable securities	71,394	129,422
Proceeds from sale of equity investment	1,257	—
Proceeds from the sale of EDiX Corporation, net	—	53,645
Other assets	(3,381)	(1,624)

Net cash used in investing activities from continuing operations	(12,911)	(30,925)
Financing Activities:
Proceeds from sale of common stock	11,945	5,214
Proceeds from debt issuance	—	23,727
Repayment of debt issuance	—	(42,454)
Other	(12)	—

Net cash provided by (used in) financing activities from
continuing operations	11,933	(13,513)
Effect of exchange rate fluctuations on cash and cash equivalents	25	—

Net cash provided by (used in) continuing operations	28,460	(21,082)
Net cash provided by discontinued operations	—	7,697

Net increase (decrease) in cash and cash equivalents	28,460	(13,385)
Cash and cash equivalents at beginning of period	25,536	40,135

Cash and cash equivalents at end of period	$53,996	$26,750

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

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) have been made to provide a fair presentation. The operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s latest annual report on Form 10-K filed with the SEC on March 15, 2004.

Certain reclassifications of prior period data have been made to conform to the current reporting period.

Note 2 – Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Significant Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions by management affect the Company’s revenue recognition, allowance for doubtful accounts, deferred tax assets, certain accrued expenses, amortization periods, capitalized software and intangible and long-lived assets. Actual results could differ from those estimates.

Revenue Recognition

IDX enters into contracts to license software and sell hardware and related ancillary products to customers through its direct sales force. The majority of the Company’s system sales attributable to software license revenue are earned from software that does not require significant customization or modification. The Company recognizes revenue for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition and Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and, accordingly, the Company recognizes revenue from software licenses, hardware, and related ancillary products when:

•	persuasive evidence of an arrangement exists, which is typically when a customer has signed a non-cancelable sales and software license agreement;

•	delivery, which is typically FOB shipping point for perpetual licenses, and for term base licenses the later of FOB shipping point or the commencement of the term, is complete for the software (either physically or electronically), hardware and related ancillary products;

•	the customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•	collectibility is probable.

Judgment is required in assessing the probability of collection and the current creditworthiness of each customer. For example, if the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue the Company recognizes on a contract to the extent of cash collected. In addition, in certain instances judgment is required in assessing if there are uncertainties in determining the fee. If there are significant uncertainties, the revenue is not recognized until the fee is determinable.

The Company uses the residual method to recognize revenue when a contract includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) of the fair value of all undelivered elements (typically maintenance and professional services) exists. Under the residual method, the Company defers revenue recognition of the fair value of the undelivered elements and allocates the remaining portion of the arrangement fee to the delivered elements and recognizes it as revenue, assuming all other conditions for revenue recognition have been satisfied. The Company recognizes substantially all of its product revenue in this manner. If the Company cannot determine the fair value of any undelivered element included in an arrangement, the Company will defer revenue recognition until all elements are delivered, services are performed or until fair value can be objectively determined.

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

The Company’s arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation is completed. The product is deemed accepted unless the customer notifies the Company otherwise. Generally, the Company determines that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5. In addition, for IDX Carecast system, IDX specifications include a 99.9% uptime guarantee and subsecond response time. The length of the guarantee typically ranges from one to three years. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, the Company would accrue an estimated exposure. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

At the time the Company enters into an arrangement, the Company assesses the probability of collection of the fee and the terms granted to the customer. The Company’s typical payment terms include a deposit and subsequent payments based on specific milestone events and dates. If the Company considers the payment terms for the arrangement to be extended or if the arrangement includes a substantive acceptance provision, the Company defers revenue not meeting the criterion for recognition under SOP 97-2 and classifies this revenue as deferred revenue, including deferred product revenue. The Company’s payment terms are generally fewer than 90 days and payments from customers are typically due within 30 days of invoice date. If payment terms for an arrangement are considered extended or if the arrangement contains a substantive acceptance provision, the Company defers the recognition of revenue, including product revenue, not meeting the criterion under SOP 97-2. The Company recognizes this revenue, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

Additionally, the Company enters into certain arrangements for the sale of software that require significant customization. In these instances, the Company accounts for the contract in accordance with Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company generally recognizes revenue on a percentage of completion basis using labor input measures, which involves the use of estimates. Labor input measures are used because they reasonably measure the stage of completion of the contract. Revisions to cost estimates, which could be material, are recorded to income in the period in which the facts that give rise to the revision become known. The Company also follows the completed-contract method of accounting for one contract. Revenues and costs are included in operations in the year during which they are completed. This contract is expected to be completed during the fourth quarter of 2004 and the Company is currently expecting to realize revenues of approximately $13.5 million and costs that approximate revenues during the fourth quarter of 2004. The Company recognizes losses, if any, on fixed price contracts when the amount of the loss is determined. The complexity of the estimation process and the assumptions inherent in the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in the Company’s consolidated financial statements. The Company records revenues earned in excess of billings on uncompleted contracts as an asset with unbilled receivables and records billings in excess of revenue earned on uncompleted contracts as deferred revenues until revenue recognition criteria are met. Deferred contract costs represent costs incurred for the acquisition of goods or services associated with contracts, including contracts accounted for under the percentage-of-completion method of accounting, and certain pre-contract costs for which revenue has not yet been earned.

The Company also enters into arrangements that involve the delivery or performance of multiple products and services that include the development and customization of software, implementation services, and licensed software and support services. For these contracts, the Company applies the consensus of EITF 00-21 to determine whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes. Accordingly, if the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered.

The Company also enters into arrangements under which the Company provides a hosted software application. The Company recognizes revenue for these arrangements based on the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF-00-3”), and the provisions of SAB No. 101, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. The Company’s revenues related to these arrangements consist of system implementation service fees and software subscription fees. The Company has determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, the Company recognizes system implementation fees ratably over a period of time from when the system implementation services are completed and accepted by the customer to the end of the contractual life of the customer’s subscription agreement. The Company recognizes software subscription fees, which commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed prior to satisfying the Company’s revenue recognition policy are reflected as deferred revenue.

The application of SOP 97-2 and EITF 00-21 require judgment, including whether a software arrangement includes multiple elements, and if so, whether fair value exists for those elements. Typically the Company’s contracts contain multiple elements, and while the majority of the Company’s contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with SOP 97-2 or EITF 00-21, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element. Interpretations would not affect the amount of revenue recognized but could impact the timing of recognition.

The Company records reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenances and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. For the three months ended September 30, 2004 and 2003, reimbursable out-of-pocket expenses were $2.1 million and $1.9 million, respectively. For the nine months ended September 30, 2004 and 2003, reimbursable out-of-pocket expenses were $5.8 million and $5.3 million, respectively.

Accounting for Stock Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying IDX shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). In general, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and therefore, no compensation expense is recorded. In addition, no compensation expense is recorded for purchases under the 1995 Employee Stock Purchase Plan (the “ESPP”), as the plan is non-compensatory under the provisions of APB No. 25. The intrinsic value of restricted stock units and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period.

Statement of Financial Accounting Standards No. 123 (“SFAS 123”) establishes the fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for stock options granted to employees and directors and for employee stock purchases under the ESPP under SFAS 123. The table below summarizes the pro forma operating results of the Company had compensation cost been determined in accordance with the fair value based method prescribed by SFAS 123.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net income as reported	$9,774	$10,301	$19,432	$46,273
Add stock-based compensation expense included in reported net
income, net of tax	—	106	96	230
Deduct total stock-based compensation under fair value based
methods, net of tax	(1,277)	(1,464)	(4,553)	(4,654)

Pro forma net income - SFAS 123	$8,497	$8,943	$14,975	$41,849

Basic net income per share:
As reported	$0.32	$0.35	$0.64	$1.58
Pro forma - SFAS 123	$0.28	$0.30	$0.50	$1.43
Diluted net income per share:
As reported	$0.31	$0.34	$0.62	$1.56
Pro forma - SFAS 123	$0.27	$0.30	$0.47	$1.41

Subsequent to the quarter ended September 30, 2004, the Company entered into Executive Retention Agreements with certain key executives that provide, if certain conditions exist subsequent to a change in control of the Company, that the executives will receive both acceleration of vesting and extension of the exercise period on their stock-based awards. In accordance with APB Opinion No. 25, the Company has measured the intrinsic value of these individuals’ stock awards as of the modification date, which totaled approximately $37.0 million. If the acceleration of vesting and the extension of the exercise period occurs pursuant to the Executive Retention Agreements, this intrinsic value of any outstanding awards as of the date of separation will be recorded as compensation expense in the Company’s Consolidated Statements of Income. If the award vests and is exercised prior to the separation, the intrinsic value as of the date of modification is not recognized.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of the Company’s subsidiary in the United Kingdom is the local currency of that country. Accordingly, the assets and liabilities of the Company’s subsidiary are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company accounts that have been determined to be temporary in nature and cash, accounts receivable and accounts payable denominated in non–functional currencies. During the three and nine month periods ended September 30, 2004, the Company recorded net foreign currency transaction gains of $83,000 and $101,000, respectively.

New Accounting Standards

In October 2004, the Financial Accounting Standards Board (“FASB”) concluded that the proposed Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The FASB has tentatively concluded that companies could adopt the new standard using either the modified prospective transition method or the modified retrospective transition method. Under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are not vested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes). Under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. The Company is in the process of determining the impact of this statement on its condensed consolidated financial statements.

Note 3 – Business Combinations and Divestitures

On June 18, 2003, the Company sold its wholly owned subsidiary, EDiX, to TEM resulting in a net gain on the sale of discontinued operations of $27.2 million. The Company received approximately $64.0 million in cash from TEM in exchange for all the capital stock of EDiX. The Company transferred approximately $8.2 million of cash to TEM as part of the sale of EDiX, resulting in a net cash inflow related to the EDiX sale of $53.6 million, net of transaction costs. EDiX represented the Company’s medical transcription services segment (See Note 7).

Summarized operating results for discontinued operations is as follows (in thousands):

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Revenues	$—	$54,810

Pre-tax loss from discontinued operations	$(1,123)	$(2)
Pre-tax gain on disposal of discontinued operations	1,123	24,972
Benefit (provision) for income taxes from income (loss)
from discontinued operations	309	(386)
Benefit (provision) for income taxes from gain on
disposal of discontinued operations	(309)	2,242

Income from discontinued operations, net of tax	$—	$26,826

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

Note 4 – Investments

On January 8, 2001, the Company sold certain of the net assets and operations of its majority owned subsidiary, ChannelHealth Incorporated (“ChannelHealth”), to Allscripts Healthcare Solutions, Inc. (“Allscripts”), a public company providing point-of-care

e-prescribing and productivity solutions for physicians. In exchange for the Company’s 87% ownership of ChannelHealth, the Company received approximately 7.5 million shares (with restrictions as to resale as discussed below) of Allscripts common stock, which represented approximately a 20% ownership interest in Allscripts. In addition to the sale, the Company entered into a ten-year strategic alliance (the “Alliance Agreement”) whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

Previously, the Company accounted for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, the Company recognized its pro-rata share of Allscripts losses during the 2001 fiscal year resulting in the elimination of the carrying value of this investment. Through September 30, 2004, the Company has sold approximately 168,000 shares of Allscripts common stock and at September 30, 2004, the Company owned approximately 19.1% of the outstanding shares of common stock of Allscripts. Due to the fact that the Company’s equity interest in Allscripts has fallen below 20% and that the Company no longer significantly influences the financial or operating policies of Allscripts, the equity method was discontinued during the third quarter of 2004. The Company accounts for its investment in Allscripts as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, available-for-sale investments, which have readily determinable fair values, are reported at fair value with unrealized gains and losses, net of taxes, reported in Other Comprehensive Income as part of shareholders’ equity. The fair market value of this stock is affected by the Company’s contractual restriction that it is allowed to sell only 25% of its initial Allscripts shares in any one year. Restricted stock does not meet the readily determinable fair value criterion under SFAS 115; however, any portion of the security holding that can be reasonably expected to qualify for sale within one year is not considered restricted.

At September 30, 2004, the estimated market value of the Company’s investment in Allscripts is approximately $66.0 million, based on the last reported sales price per share of Allscripts common stock on the NASDAQ National Market on that date. Of this amount, $25.3 million is reported in Marketable Securities, which represents the fair value at September 30, 2004 of Allscripts shares that can be sold within one year.

Certain information relative to the Company’s marketable securities at September 30, 2004 and December 31, 2003 is as follows (in thousands):

	September 30, 2004	December 31, 2003
Cost	$73,854	$79,076
Gross unrealized gains	25,308	2
Gross unrealized losses	—	(10)

Market value	$99,162	$79,068

Note 5 – Derivative Financial Instruments and Hedging Agreements

From time to time, the Company enters into forward foreign exchange contracts to hedge, on a net basis, the foreign currency exposure of a portion of the Company’s assets and liabilities denominated in the British pound sterling, including inter-company accounts. Inter-company transactions are denominated in the functional currency of our foreign subsidiary in order to centralize foreign exchange risk in the parent company in the United States. Increases or decreases in our foreign currency exposures are partially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. The terms of these forward contracts are generally for one month. The Company does not use forward contracts for trading or speculative purposes. The forward contracts are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. All outstanding forward contracts are marked to market at the end of the period and recorded on the balance sheet at fair value in other current assets and other current liabilities. The changes in fair value from these contracts and from the underlying hedged exposures are generally offsetting and are recorded in other income, net in the accompanying Consolidated Statement of Income.

During the three months ended September 30, 2004, the Company settled its 3.6 million outstanding forward foreign exchange contracts outstanding to exchange British pounds for US dollars outstanding as of June 30, 2004 for a nominal loss. At September 30, 2004, the Company had no forward foreign exchange contracts outstanding.

Note 6 – Restructuring Costs and Other Charges

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

Lease abandonment charges

In 1999, the Company entered into a lease commitment for new office space in Seattle, Washington under a lease that commenced in 2003. The Company continued to utilize its existing space and an active search for a sublessee was initiated and has been ongoing. In 2002, the Company made the decision to consolidate its Seattle operations into the new office space. Due to the depressed Seattle real estate market and the inability to obtain a sublessee, the Company recorded a lease abandonment charge of $9.2 million in the fourth quarter of 2002. The lease abandonment charge is related to lease payments of approximately $7.9 million through the end of the lease term in 2005 and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. As of December 31, 2003, the Company had an accrued liability of $5.1 million. During the first nine months of 2004, lease payments of $1.9 million were made. Of the $3.2 million accrual remaining at September 30, 2004, approximately $600,000 will be paid during the remainder of 2004 and approximately $2.6 million thereafter. In the event that the Company is able to secure a sub-lessee to assume its prior lease in a future reporting period or is able to negotiate lease terminations with the landlord, the present value of the savings generated from the future sub-lease income or lease terminations would be recorded as a reduction in lease abandonment expense in the period in which the sub-lease or termination agreements are signed.

Note 7 – Segment and Geographic Information

Segment Information

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

Geographic Information

Revenues are attributed to countries based on the location of the client. The following table represents percentage of total revenues of principal geographic areas:

	Three months ended September 30, 2004	Nine months ended September 30, 2004
United States and Canada	81.1%	86.3%
UK	18.9%	13.7%

Total	100.0%	100.0%

No significant revenues were generated from customers in foreign countries outside the US and Canada for the comparable periods in 2003.

During the three months ended September 30, 2004 there was one customer who accounted for approximately 14.3% of consolidated revenues from continuing operations. During the nine months ended September 30, 2004, there were no customers who accounted for more than 10% of our consolidated revenues from continuing operations. No single customer accounted for more than 10% of our consolidated revenues from continuing operations for comparable periods in 2003.

Note 8 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Accounts payable	$17,733	$13,688
Employee compensation and benefits	10,804	11,380
Accrued expenses	14,921	10,098
Reserve for lease abandonment charges	3,188	5,099
Restructuring costs	—	1,411
Income taxes	6,076	7,717
Other	6,229	5,450

	$58,951	$54,843

During the three months ended September 30, 2004, the Company decreased its accrual related to performance-based incentives by $950,000 based upon a review of current and forecasted metrics compared to the Company’s plan. In addition, during the three months ended September 30, 2004, the Company decreased its allowance of doubtful accounts by $780,000 as a result of a reduction in specifically identified collection risks combined with improved collection experience.

Note 9 – Deferred Revenues

Deferred revenues consists of the following (in thousands):

	September 30, 2004	December 31, 2003
Maintenance and services	$46,581	$18,835
Systems	9,130	4,181
Billings in excess of revenues earned on
uncompleted contracts	13,644	—

	$69,355	$23,016

	September 30, 2004	December 31, 2003
Short-term deferred revenues	$62,653	$23,016
Long-term deferred revenues	6,702	—

	$69,355	$23,016

Note 10 – Income Taxes

The Company’s 2004 and 2003 effective tax rate for continuing operations was lower than the Company’s statutory rate of 40.0%. For 2004, the lower effective tax rate of 38.0% is due to the utilization of research and experimentation credits to offset income taxes. For 2003, the lower effective tax rate of 9.3% was due to the utilization of previously reserved net operating losses and research and experimentation credits to offset income taxes and a decline in the deferred tax asset valuation allowance of approximately $4.4 million during the three months ended September 30, 2003. The Company currently expects to realize net recorded deferred tax assets as of September 30, 2004 of approximately $4.5 million. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment relating to unrealized gains on the Company’s investment in publicly traded common stock. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

Note 11– Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share
Continuing operations	$9,774	$10,301	$19,432	$19,447
Discontinued operations	—	—	—	26,826

Total	$9,774	$10,301	$19,432	$46,273

Denominator:
Basic weighted average shares outstanding	30,396	29,446	30,152	29,271
Effect of employee stock options	1,288	778	1,411	428

Denominator for diluted earnings per share	31,684	30,224	31,563	29,699

Basic earnings per share
Continuing operations	$0.32	$0.35	$0.64	$0.66
Discontinued operations	—	—	—	0.92

Total	$0.32	$0.35	$0.64	$1.58

Diluted earnings per share
Continuing operations	$0.31	$0.34	$0.62	$0.66
Discontinued operations	—	—	—	0.90

Total	$0.31	$0.34	$0.62	$1.56

Options to acquire 909,713 and 1,051,398 shares for the three months ended September 30, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive. Options to acquire 473,347 and 1,875,278 shares for the nine months ended September 30, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive.

Note 12 — Comprehensive Income

Components of other comprehensive income consisted of unrealized gains (losses) on marketable securities and foreign currency translation adjustments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$9,774	$10,301	$19,432	$46,273
Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable securities
Unrealized gains (losses) arising during the period	15,185	(4)	15,189	(8)
Foreign currency translation adjustments	27	—	(12)	—

Comprehensive income	$24,986	$10,297	$34,609	$46,265

Note 13 – Commitments and Contingencies

Leases:

At September 30, 2004, minimum lease payments for certain facilities and equipment under noncancelable leases commitments are as follows (in thousands):

Year	Total
2004 remaining 2005 2006 2007 2008 Thereafter Total minimum lease payments	$ 3,602 14,334 13,494 13,794 14,128 79,298 _______________ $ 138,650

Of the $138.7 million in non-cancelable operating lease obligations, approximately $3.0 million is included in accrued expenses at September 30, 2004 relating to a lease abandonment charge. See Notes 6 and 8.

Richard E. Tarrant, Chairman of the Company’s Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation (“LBJ Real Estate”). Certain executive officers of LBJ Real Estate are also directors or executive officers of the Company, including Robert H. Hoehl, a director of the Company, and John A. Kane, the Company’s Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl and an independent individual. LBJ Real Estate holds a 1% general partnership interest in LBJ Limited Partnership, a Vermont limited partnership and an affiliate of the Company (“LBJ”), and Messrs. Hoehl, Tarrant, Kane and Robert F. Galin, President of IDX Global Business Development and Executive Vice President of the Company, and two other employees of the Company hold in the aggregate a 72.95% limited partnership interest. Through September 30, 2003, the Company leased an office building from LBJ. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. The Company is continuing to lease the real estate from the new owners under a new lease agreement, which has been approved by certain independent members of the Board of Directors of the Company who have no financial interest in the transaction.

Total rent expense from continuing operations amounted to $3.9 million and $2.9 million during the three months ended September 30, 2004 and 2003, respectively. Total rent expense from continuing operations amounted to $11.8 million and $9.0 million during the nine months ended September 30, 2004 and 2003, respectively. Total rent paid to LBJ was approximately $138,000 and $414,000 during the three and nine-month periods ended September 30, 2003, respectively.

The Company leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $51,000 for each of the three month periods ended September 30, 2004 and 2003 and $152,000 and $173,000 for the nine months ended September 30, 2004 and 2003, respectively.

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

Many covered entities, including some of IDX’s customers, IDX’s eCommerce Services clearinghouse business, and trading partners of IDX’s clearinghouse business, were not fully compliant with the TCS Standards as of October 16, 2003. However, IDX has deployed contingency plans to accept non-standard transactions. Because the entire healthcare system, including IDX’s eCommerce Services clearinghouse business and the business of IDX’s customers who use our information systems to generate claims data, has not operated at full capacity using the newly-mandated standard transactions, it is possible that currently undetected errors may cause rejection of claims, extended payment cycles, system implementation delays and cash flow reduction, with the attendant risk of liability and claims against IDX.

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

Failure to comply with these standards under HIPAA may subject IDX to civil monetary penalties and, in certain circumstances, criminal penalties. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. Also, the U.S. Department of Justice (“DOJ’), may seek to impose criminal penalties for certain violations of HIPAA. Criminal penalties under the statute vary depending upon the nature of the violation but could include fines of not more than $250,000 and/or imprisonment.

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

Note 14 – Legal Proceedings

In late 2001, the Company finalized a “Cooperative Agreement” with a non-regulatory federal agency within the U.S. Commerce Department’s Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST to a joint venture composed of the Company and four other joint venture partners (the “SAGE Project”). The project entails research and development to be conducted by the Company and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST and that the Company never had a serious interest in researching the technological solutions described in the proposal to NIST.

On March 31, 2004, IDX submitted certain information to NIST, which NIST requested in conjunction with a proposed amendment to the Cooperative Agreement. As a result of the Amendment, payment on the award is discontinued until IDX demonstrates regulatory compliance relating to certain aspects of its grant accounting and reporting procedures and relating to an in-kind contribution of software IDX made to the project. In issuing the Amendment, NIST made no finding of regulatory noncompliance by IDX in connection with the award. In connection with NIST’s Amendment, the U.S. Commerce Department, Office of Inspector General (“OIG”), is presently conducting an audit of the SAGE Project. IDX is cooperating with OIG auditors, and continues to be in discussions to resolve the issues raised by the Amendment. IDX has developed a plan with its joint venture partners to continue to conduct certain research on the SAGE project during the audit period and while funding is suspended.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a “qui tam” complaint. The Company has no information regarding the specific allegations in the qui tam complaint. Further, the Company has no information concerning the actual amount of money at issue in the qui tam complaint. The Company has not yet been served with legal process detailing the allegations. Prompted by the employee’s allegations, the Civil Division of the U.S. Attorney’s office in Seattle, Washington, in conjunction with the U.S. Commerce Department, OIG, is investigating whether the Company made false statements in connection with the application for the project award from NIST. The Company is cooperating in the government’s ongoing investigation.

In April 2003, the Company filed a complaint against the employee with the United States District Court for the Western District of Washington, entitled IDX Systems Corporation v. Mauricio Leon (case no. C03-972R). The Company’s lawsuit asks the Court to grant a declaratory judgment stating that, should the Company terminate the employee’s employment, such action would not constitute retaliation for alleged whistle-blowing activities in violation of the Federal False Claims Act or the Sarbanes-Oxley Act and would not constitute a violation of the employee’s rights under other laws. On June 10, 2004, the Company terminated the employee based upon, among other things, information obtained during the litigation and, as a result, the Company dismissed the aforementioned declaratory relief action.

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03-1158P) asserting that the Company had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee also asserts other causes of action including (a) wrongful termination in violation of public policy (which has since been dismissed), (b) fraudulent inducement to enter into an employment contract with the Company (which has since been dismissed), and (c) negligent and intentional infliction of emotional distress (as to which the employee did not oppose the dismissal). The employee requests relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys’ fees, interest and costs. In addition, the employee’s complaint alleges that the Company submitted false statements to the government to obtain the grant and to obtain reimbursement from the government for project costs.

On September 30, 2004, the U.S. District Court issued an order dismissing all of the employee’s claims. The dismissal was based on the Court’s finding that the employee acted in bad faith in destroying evidence that he had a duty to preserve. The Court also awarded the Company $65,000 as sanctions, reflecting the cost of investigating and litigating the destruction of evidence. The Company has received notice that the employee has appealed the dismissal. The Company intends to vigorously argue in support of the District Court’s ruling.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee’s complaint asserts that, notwithstanding alleged notice to the Company of the employee’s allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act’s whistleblower provisions. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, compensation for any damages sustained by the employee as a result of the alleged discrimination, and attorney’s fees. The Occupational Health and Safety Administration (“OSHA”) is investigating the employee’s complaint on behalf of the U.S. Department of Labor, and the Company intends to cooperate in the investigation. On October 14, 2004, the Company requested the U.S. District Court that dismissed the employee’s retaliation claims under the False Claims Act, as noted above, to enter an order enjoining the employee and OSHA from further processing the employee’s retaliation claim filed with the Department of Labor based on the doctrine of resjudicata. OSHA has opposed the motion. The Court has not yet ruled on this motion.

The Company intends to continue to vigorously defend against all of the employee’s claims, which the Company continues to maintain are without merit. However, the outcome or the impact these claims may have on the Company’s operations cannot currently be predicted.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Forward-Looking Information and Factors Affecting Future Performance” commencing on page 35, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise specified or the context requires otherwise, the terms “we”, “us”, “our” and the “Company” refer to IDX Systems Corporation and its subsidiaries. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, statements regarding the health care industry, statements regarding our products, product development and information technology, statements regarding future revenue or other financial trends, statements regarding future acquisitions, strategic alliances, or other agreement, including our agreements in the UK and statements regarding our intellectual property. If any risk or uncertainty identified in the following factors actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline.

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

We generate revenues from system sales and from maintenance and service fees for the implementation and support of system sales. Our system sales are comprised of a combination of IDX software licensed under the IDX® Flowcast™, IDX® Groupcast™, IDX® Carecast™ System, and IDX® Imagecast™ brands to primarily end-user customers, as well as bundled third party hardware and software. IDX patient access, financial and business intelligence products for hospitals, integrated delivery networks and group practices are packaged under Flowcast and Groupcast. Clinical solutions are generally packaged as the Carecast Clinical Enterprise System, which require more configurations and have a longer install period than our business performance solutions. Specialty care products, which include IDX’s radiology and imaging products, are marketed under Imagecast. Our maintenance and service fees consist of software maintenance fees, installation fees, development fees, professional and technical service fees, consulting fees and other miscellaneous fees. Maintenance and service fees also include outsourcing services and our IDX eCommerce Services business, which offers web-based electronic data interchange (“EDI”) claims, remittance and statement services. Costs relating to system sales consist primarily of external costs for bundled third party hardware and software purchases. Costs relating to maintenance and service fees consist primarily of employee costs and related infrastructure costs incurred in providing installation services, post-installation support and training and consulting services.

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

During the second quarter of this year, we launched Flowcast Business Services Outsourcing (“BSO”). Flowcast BSO provides a revenue cycle management outsourcing solution for large physician organizations, hospitals and integrated delivery networks. The Flowcast BSO solution provides the technology, services, human resources and best practices for key processes in the revenue cycle.

Total revenues increased 34.2% to $136.1 million during the three months ended September 30, 2004 from $101.4 million for the same period in 2003. System sales and maintenance and service fees increased by 2.8% and 50.9%, respectively, driven largely from revenues generated from our subcontract arrangement with BT. Total operating expenses increased 30.1% resulting in operating income of $14.6 million or an operating margin of 10.8% for the three months ended September 30, 2004 as compared to an operating margin of 8.0% for the same period in 2003. For the three months ended September 30, 2004, we reported income from continuing operations of $9.8 million, or $0.31 diluted earnings per share, and at September 30, 2004, cash and marketable securities totaled $153.2 million.

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

Revenue Recognition – We enter into contracts to license software and sell hardware and related ancillary products to customers through our direct sales force. The majority of our system sales attributable to software license revenue are earned from software that does not require significant customization or modification. We recognize revenue for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition and Emerging Issues Task Force 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and, accordingly, we recognize revenue from software licenses, hardware, and related ancillary products when:

•	persuasive evidence of an arrangement exists, which is typically when a customer has signed a non-cancelable sales and software license agreement;

•	delivery, which is typically FOB shipping point for perpetual licenses, and for term base licenses the later of FOB shipping point or the commencement of the term, is complete for the software (either physically or electronically), hardware and related ancillary products;

•	the customer's fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•	collectibility is probable.

We must exercise our judgment when we assess the probability of collection and the current creditworthiness of each customer. For example, if the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue we recognize on a contract to the extent of cash collected. In addition, in certain instances judgment is required in assessing if there are uncertainties in determining the fee. If there are significant uncertainties, the revenue is not recognized until the fee is determinable.

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

Our arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation is completed. The product is deemed accepted unless the customer notifies us otherwise. Generally, we determine that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards No. 5. In addition, for our Carecast system, our specifications include a 99.9% uptime guarantee and subsecond response time. The length of the guarantee typically ranges from one to three years. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, we would accrue an estimated exposure. We have not accrued any costs related to these warranties in our consolidated financial statements.

At the time we enter into an arrangement, we assess the probability of collection of the fee and the terms granted to the customer. Our typical payment terms include a deposit and subsequent payments based on specific milestone events and dates. If we consider the payment terms for the arrangement to be extended or if the arrangement includes a substantive acceptance provision, we defer revenue not meeting the criterion for recognition under SOP 97-2 and classify this revenue as deferred revenue, including deferred product revenue. Our payment terms are generally fewer than 90 days and payments from customers are typically due within 30 days of invoice date. If payment terms for an arrangement are considered extended or if the arrangement contains a substantive acceptance provision, we defer the recognition of revenue, including product revenue, not meeting the criterion under SOP 97-2. We recognize this revenue, assuming all other conditions for revenue recognition have been satisfied, when the payment of the arrangement fee becomes due and/or when the uncertainty regarding acceptance is resolved as generally evidenced by written acceptance or payment of the arrangement fee.

Additionally, we enter into certain arrangements for the sale of software that require significant customization. In these instances, we account for the contract in accordance with Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In those situations, we generally recognize revenue on a percentage of completion basis using labor input measures, which involves the use of estimates. Labor input measures are used because they reasonably measure the stage of completion of the contract. Revisions to cost estimates, which could be material, are recorded to income in the period in which the facts that give rise to the revision become known. We also follow the completed-contract method of accounting for one contract. Revenues and costs are included in operations in the year during which they are completed. We recognize losses, if any, on fixed price contracts when the amount of the loss is determined. This contract is expected to be completed during the fourth quarter of 2004 and the Company is currently expecting to realize revenues of approximately $13.5 million and costs that approximate revenues during the fourth quarter of 2004. The complexity of the estimation process and the assumptions inherent in the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. We record revenue earned in excess of billings on uncompleted contracts as an asset with unbilled receivables. We record billings in excess of revenue earned on uncompleted contracts as deferred revenue until revenue recognition criteria are met. Deferred contract costs represent costs incurred for the acquisition of goods or services associated with contracts, including contracts accounted for under the percentage-of-completion method of accounting, and certain pre-contract costs for which revenue has not yet been earned.

We also enter into arrangements that involve the delivery or performance of multiple products and services that include the development and customization of software, implementation services, and licensed software and support services. For these contracts, we apply the consensus of EITF 00-21 to determine whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes. Accordingly, if the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered.

We also enter into arrangements under which we provide hosted software applications. We recognize revenue for these arrangements based on the provisions of Emerging Issues Task Force Issue No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF-00-3”), and the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. Our revenues related to these arrangements consist of system implementation service fees and software subscription fees. We have determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, we recognize system implementation fees ratably over a period of time from when the system implementation services are completed and accepted by the customer to the end of the contractual life of the customer’s subscription agreement. We recognize software subscription fees, which commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed prior to satisfying our revenue recognition policy are reflected as deferred revenue.

The application of SOP 97-2 and EITF 00-21 require judgment, including whether a software arrangement includes multiple elements, and if so, whether fair value exists for those elements. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with SOP 97-2 or EITF 00-21, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element. Interpretations would not affect the amount of revenue recognized but could impact the timing of recognition.

We record reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenances and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement.

Allowance for Doubtful Accounts and Credits – We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. We record an allowance for receivables based on a percentage of revenues. We review individual overdue accounts and record an additional allowance when we determine it necessary to state the specific receivable at realizable value. We base our allowance on estimates after consideration of factors such as the composition of the accounts receivable aging, bad debt experience and our evaluation of the financial condition of the customers. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and bad debt expense may be required. We typically do not require collateral from our customers. Historically, our estimates have been adequate to cover accounts receivable exposures.

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

Accounting for Contingencies – We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with our assessment of these legal proceedings, we must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. We have developed these determinations and related estimates in consultation with outside counsel handling our defense in these matters, and through an analysis of potential results assuming a combination of litigation and defense strategies. See Part II, Item 1, “Legal Proceedings” and Note 14 of Notes to Consolidated Financial Statements included in this Quarterly Report on 10-Q.

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

NEW ACCOUNTING STANDARDS

In October 2004, the Financial Accounting Standards Board (“FASB”) concluded that the proposed Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The FASB has tentatively concluded that companies could adopt the new standard using either the modified prospective transition method or the modified retrospective transition method. Under the modified prospective transition method, a company would recognize share-based employee compensation cost from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are not vested as of the effective date of the proposed Statement would be based on the same estimate of the grant-date fair value and the same attribution method used previously under Statement 123 (either for recognition or pro forma purposes). Under the modified retrospective transition method, a company would recognize employee compensation cost for periods presented prior to the adoption of Statement 123R in accordance with the original provisions of Statement 123; that is, an entity would recognize employee compensation cost in the amounts reported in the pro forma disclosures provided in accordance with Statement 123. A company would not be permitted to make any changes to those amounts upon adoption of the proposed Statement unless those changes represent a correction of an error (and are disclosed accordingly). For periods after the date of adoption of Statement 123R, the modified prospective transition method described above would be applied. We are in the process of determining the impact of this statement on our condensed consolidated financial statements.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change represented by line items in our condensed consolidated statements of income from continuing operations:

					Change Three Months Ended September 30, 2004 Over Three Months Ended September 30, 2003
	Three Months Ended September 30, 2004	% Sales	Three Months Ended September 30, 2003	% Sales	$ Variance	% Variance
	(in thousands, except percentages and per share amounts)
System sales	$36,334	26.7%	$35,338	34.8%	$996	2.8%
Maintenance and service fees	99,747	73.3%	66,093	65.2%	33,654	50.9%

Total revenues	136,081	100.0%	101,431	100.0%	34,650	34.2%
Cost of system sales	15,047	11.1%	15,394	15.2%	(347)	-2.3%
Cost of maintenance and services	62,909	46.2%	42,612	42.0%	20,297	47.6%
Selling, general and
administrative	27,940	20.5%	21,334	21.0%	6,606	31.0%
Software development costs	15,542	11.4%	13,971	13.8%	1,571	11.2%

Total operating expenses	121,438	89.2%	93,311	92.0%	28,127	30.1%

Operating income	14,643	10.8%	8,120	8.0%	6,523	80.3%
Other income (expense), net	1,080	0.8%	252	0.2%	828	328.6%
Income tax provision (benefit)	(5,949)	-4.4%	1,929	1.9%	(7,878)	*

Income from continuing operations	$9,774	7.2%	$10,301	10.2%+	$(527)	-5.1%

Diluted earnings per share from
continuing operations	$0.31		$0.34		$(0.03)	-8.8%

_________________

+ Does not total due to rounding.
* Not meaningful.

Total Revenues

Total revenues consist of system sales and maintenance and service fees. Our system sales consist of our software licensed to primarily end-user customers, along with third party hardware and software. Maintenance and service fees represent services to implement and support our system sales. More specifically, our maintenance and service fees consist of software maintenance fees, installation fees, professional and technical service fees, training fees, outsourcing services, and other miscellaneous fees.

Our eCommerce Services revenues have been historically classified with system sales. These revenues are now included with maintenance and service fees, since a large component of these revenues are service driven. In addition, royalty revenues, which historically have been classified with maintenance and service fees, are now included with system sales, since typically royalties are associated with related system sales. Prior period data have been reclassified to conform to the current reporting period.

During the three months ended September 30, 2004 as compared to the same period in 2003, total revenues increased 34.2% driven principally from maintenance and service fees, which increased 50.9% due primarily to our development efforts in the UK. This resulted in maintenance and service fees representing a larger portion of our total revenues. We currently anticipate this trend to continue with our development work in the UK and as we market more comprehensive clinical systems the time and effort required to implement these systems is typically more extensive.

System Sales

Software license and subscription revenues and hardware and third party software sales increased minimally during the three months ended September 30, 2004 as compared to the same period last year. The overall increase in system sales was primarily attributable to increases of $1.1 in royalty revenue. Under certain royalty and revenue-sharing arrangements, we recognize royalty revenue from sales by third parties that incorporate technology licensed from IDX, or we share in revenues received by third parties from IDX customers. The increase in royalty and revenue sharing income was primarily due to the increased level of third party sales.

Maintenance and Service Fees

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change by line items comprising maintenance and service fees as represented in our condensed consolidated statements of income from continuing operations:

					Change Three Months Ended September 30, 2004 Over Three Months Ended September 30, 2003
	Three Months Ended September 30, 2004	% Sales	Three Months Ended September 30, 2003	% Sales	$ Variance	% Variance
		(in thousands, except percentages)
Maintenance fees	$40,335	29.6%	$35,327	34.8%	$5,008	14.2%
Installation fees	20,682	15.2%	12,513	12.3%	8,169	65.3%
Development services	16,089	11.8%	—	—	16,089	100.0%
Consulting, professional
and other fees	22,641	16.6%	18,253	18.0%	4,388	24.0%

Total maintenance and service fees	$99,747	73.3%+	$66,093	65.2%+	$33,654	50.9%

_________________

+ Does not total due to rounding.

The increase in maintenance and service fees was driven largely from our efforts in the UK. The increases in development services, which represent revenues for our development efforts associated with the production and customization of certain product functionalities required under our UK contracts, and installation fees were both primarily related to work performed for our UK customers. The increase in maintenance fees for software and hardware support was primarily due to an increase in our installed base of $3.8 million combined with annual maintenance price increases of approximately $1.2 million. Consulting, professional and other fees increased 24.0% primarily attributable to growth in our services, principally eCommerce, mailing services and business outsourcing. The growth in our eCommerce revenues was primarily from our medical and physician group practice customers as a result of HIPAA regulation requirements. Increases in our revenues from mailing services typically follow increases in our eCommerce revenues. BSO is a new offering that was launched during the second quarter of 2004.

Cost of Sales

The following table indicates the total cost of system sales and maintenance and service fees as a percentage of total revenues and the cost of system sales and maintenance and service fees as a percentage of their respective revenues:

	Three Months Ended September 30,
	2004	2003
	(in thousands, except percentages)
Total revenues	$136,081	$101,431
Total cost of system sales and maintenance and service fees	77,956	58,006
Total cost of system sales and maintenance and service fees as a
percentage of total revenues	57.3%	57.2%
System sales:
System sales	$36,334	$35,338
Cost of system sales	15,047	15,394
Cost of system sales as a percentage of system sales	41.4%	43.6%
Maintenance and service fees:
Maintenance and service fees	$99,747	$66,093
Cost of maintenance and service fees	62,909	42,612
Cost of maintenance and service fees as a percentage of maintenance and
service fees	63.1%	64.5%

The cost components of our total revenues vary based on the type of products and services we provide, namely system sales and maintenance and service fees. Our cost of system sales consists primarily of external costs relating to third party hardware and software purchases, while the costs of maintenance and service fees are employee-driven and consist primarily of employee and related infrastructure costs incurred in providing maintenance and installation services, post-installation support and training and consulting services. These costs as a percentage of total revenues typically have varied as the mix of revenue (software, bundled third party software, hardware, maintenance and service fees) components carry different margin rates from period to period. In addition, fluctuations in our cost of system sales typically result from the revenue mix of our software license revenue, which has a lower cost percentage and higher margins, and third party hardware and software sales, which have higher cost percentages and lower margins.

Cost of System Sales

For the three months ended September 30, 2004 as compared to the same period in 2003, our cost of system sales as a percentage of system sales decreased principally as a result of the change in the product mix between our software license revenue and third party hardware and software sales. IDX software sales, which carry a lower cost of revenue percentage, represented a larger portion of system sales during the nine months ended September 30, 2004 as compared to the same period in 2003. The shift in product mix was attributable to the increase in our royalty and revenue sharing income as described under system sales above combined with a decrease in royalties paid due to the restructuring of certain of our royalty arrangements.

Cost of Maintenance and Service Fees

The cost of maintenance and service fees increased $20.3 million or 47.6% during the three months ended September 30, 2004 as compared to the same period in 2003 to support the growth in our installed base of software applications and is in line with the increase of 50.9% in maintenance and service fees revenue. The increase was primarily attributable to increases of $9.1 million in subcontractor consulting expenses, $6.1 million in employee compensation and benefit costs, $1.3 million in third party maintenance contract costs and $1.1 million in professional fees. Subcontractor consulting expenses, professional fees and employee compensation and benefit costs increased primarily to support the growth in our revenues from our operations in the UK. A portion of our research and development costs, principally employee compensation and benefit costs, were allocated to the cost of maintenance and services that relate to the development work in the UK. Certain third party maintenance contract costs increased as customers upgraded to new systems, which have a higher support cost per user. The cost of maintenance and service fees as a percentage of maintenance and service fee revenue for the three months ended September 30, 2004 as compared to the same period in 2003 decreased to 63.1% from 64.5% due to operational efficiencies achieved in employee and infrastructure costs.

As the demand for services from new and existing customers for installation, maintenance and consulting services increases in future periods, we anticipate that our cost of services will also increase. In addition, we expect the cost of maintenance and service fees to increase in future periods, primarily due to classification of development costs related to services provided in the UK as costs of maintenance and service fees. The use of specialized professional outside services may increase as well, further increasing cost of services, which may reduce our overall margin.

Selling, General and Administrative Expenses

The increase of $6.6 million in selling, general and administrative expenses was principally due to increases of $3.1 million in employee compensation and benefit costs, $2.0 million in outside professional fees, $1.5 million in occupancy related expenses, $1.2 million in travel related expenses and $800,000 in depreciation charges offset with a decrease in bad debt expense of $1.1 million and in performance driven incentives of $950,000.

The increase in employee compensation and benefit costs was due primarily to expansion in our operations in the UK. Professional fees increased principally due to litigation matters as described in Note 14 of Notes to Condensed Consolidated Financial Statements, audit and accounting fees incurred in conjunction with the enhanced testing and the general expansion of our UK operations, and consulting fees incurred in conjunction with the Sarbanes-Oxley Act of 2002. Occupancy related expenses and travel increased primarily as a result of the expansion of our UK operations. The increase in depreciation charges was primarily attributable to the Enterprise Resource Planning (“ERP”) system, of which a significant portion went live in fourth quarter 2003. Bad debt expense decreased by $1.1 million this quarter primarily as a result of a reduction in specifically identified collection risks combined with improved collection experience.

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

Software Development Costs

Software development costs consist primarily of costs related to our software developers, associated infrastructure costs required to fund product development initiatives and amortization of such costs. As described in Note 1 to the Notes to Consolidated Financial Statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2003, which contain accounting policies and other disclosures required by generally accepted accounting principles, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Technological feasibility is established upon the completion of a working model or detail program design. Historically, costs incurred after establishment of technological feasibility have not been significant; however, as we develop products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete testing after technological feasibility has been established may become significantly more extensive. Consequently, we anticipate that as we continue to focus our development efforts on enhancing functionality and developing new applications for our current product suites, capitalized software development costs may become more significant in future reporting periods. Approximately $889,000 and $811,000 of software development costs were capitalized during the three months ended September 30, 2004 and 2003, respectively. Amortization of software development costs was approximately $770,000 and $298,000 during the three months ended September 30, 2004 and 2003, respectively.

The following table indicates software development costs as a percentage of system sales:

	Three Months Ended September 30,
	2004	2003
	(in thousands, except percentages)
Software development costs:
System sales	$36,334	$35,338
Software development costs	15,542	13,971
Software development costs as a percentage of system sales	42.8%	39.5%

The $1.6 million increase in software development costs was due primarily to increases of $1.2 million in employee compensation and benefit cost and subcontractor consulting costs and $500,000 in capitalized software development costs amortization primarily attributable to costs previously capitalized during the three months ended March 31, 2004 for Flowcast 3.0, which was released on March 31, 2004.

Total Other Income (Expense), Net

The following table sets forth the components of total other income, net:

	Three Months Ended September 30,
	2004	2003
	(in thousands)
Other income (expense)
Interest income	$812	$333
Interest expense	(63)	(81)
Gain on sale of equity investment	248	—
Foreign currency transaction gains (losses), net	83	—

Total other income, net	$1,080	$252

Interest Income

The increase in interest income was due to higher domestic interest rates for the three months ended September 30, 2004 as compared to the same period in 2003 and higher average invested balances in the UK, which yield higher interest rates than domestic balances.

Gain on Sale of Equity Investment

During the three months ended September 30, 2004, we realized a gain of approximately $248,000 on the sale of 29,000 shares of our equity investment in Allscripts common stock.

Foreign Currency Transaction Gains (Losses), net

Revenues generated from our operations in the UK are primarily denominated in pounds sterling, the local foreign currency. In addition, certain expenses to service our UK contracts are incurred in pounds sterling. As such, we are exposed to foreign exchange rate fluctuations from these transactions. For the three months ended September 30, 2004, we incurred a net foreign currency transaction gain of $83,000.

Income Tax Provision

Our effective income tax rate was 38.0% for the three months ended September 30, 2004 resulting in an income tax provision of $5.9 million. Our effective income tax rate for 2004 was lower than our historical tax rate of 40.0% primarily due to our use of research and development credits to offset income taxes. We recorded an income tax benefit of approximately $1.9 million during the three months ended September 30, 2003, resulting in an effective tax rate from continuing operations for the quarter of (23.0%). This is lower than our historical tax rate of 40.0% due to the utilization of previously reserved net operating losses and research and experimentation credits to offset income taxes and a decline in the deferred tax asset valuation allowance. The valuation allowance declined $4.4 million during the three months ended September 30, 2003 as a result of management expectations that the Company will more likely than not realize future tax benefits through tax planning strategies related to unrealized gains on the Company’s investment in publicly traded common stock that the Company, at that time, accounted for using the equity method of accounting.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change represented by line items in our condensed consolidated statements of income from continuing operations:

					Change Nine Months Ended September 30, 2004 Over Nine Months Ended September 30, 2003
	Nine Months Ended September 30, 2004	% Sales	Nine Months Ended September 30, 2003	% Sales	$ Variance	% Variance
		(in thousands, except percentages and per share amounts)
System sales	$112,557	30.5%	$102,873	35.2%	$9,684	9.4%
Maintenance and service fees	256,459	69.5%	189,278	64.8%	67,181	35.5%

Total revenues	369,016	100.0%	292,151	100.0%	76,865	26.3%
Cost of system sales	44,741	12.1%	41,977	14.4%	2,764	6.6%
Cost of maintenance and services	167,608	45.4%	124,680	42.7%	42,928	34.4%
Selling, general and
administrative	82,831	22.4%	62,846	21.5%	19,985	31.8%
Software development costs	44,688	12.1%	41,549	14.2%	3,139	7.6%
Lease abandonment charges	387	0.1%	—	—	387	100.0%

Total operating expenses	340,255	92.2%+	271,052	92.8%	69,203	25.5%

Operating income	28,761	7.8%	21,099	7.2%	7,662	36.3%
Other income	2,540	0.7%	338	0.1%	2,202	651.5%
Income tax provision	(11,869)	-3.2%	(1,990)	-0.7%	(9,879)	*

Income from continuing operations	$19,432	5.3%	$19,447	6.7%+	$(15)	-0.1%

Diluted earnings per share from
continuing operations	$0.62		$0.66		$(0.04)	-6.1%

_________________

+ Does not total due to rounding.
* Not meaningful.

System Sales

The increase in system sales during the nine months ended September 30, 2004 as compared to the same period in 2003 was attributable to increases of $7.9 million in software license and subscription revenues and $1.4 million in hardware and third party software sales. The increases were primarily attributable to system sales relating to Imagecast radiology contracts.

Maintenance and Service Fees

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change by line items comprising maintenance and service fees as represented in our condensed consolidated statements of income from continuing operations:

					Change Nine Months Ended September 30, 2004 Over Nine Months Ended September 30, 2003
	Nine Months Ended September 30, 2004	% Sales	Nine Months Ended September 30, 2003	% Sales	$ Variance	% Variance
		(in thousands, except percentages)
Maintenance fees	$114,805	31.1%	$101,359	34.7%	$13,446	13.3%
Installation fees	51,227	13.9%	36,096	12.4%	15,131	41.9%
Development services	29,710	8.1%	—	—	29,710	100.0%
Consulting, professional and
other fees	60,717	16.5%	51,823	17.7%	8,894	17.2%

Total maintenance and service fees	$256,459	69.5%+	$189,278	64.8%	$67,181	35.5%

_________________

+ Does not total due to rounding.

The increase in maintenance and service fees was driven largely from our efforts in the UK. The increases in development services, which represent revenues for our development efforts associated with the production and customization of certain product functionalities required under our UK contracts, and installation fees were both primarily related to work performed for our UK customers. The increase in maintenance fees for software and hardware support was primarily due to an increase in our installed base of $9.8 million combined with annual maintenance price increases of approximately $3.6 million. Consulting, professional and other fees increased 17.2% primarily attributable to increases in services revenues, principally eCommerce, mailing services and BSO. The growth in our eCommerce revenues was primarily from our medical and physician group practice customers as a result of HIPAA regulation requirements. Increases in our revenues from mailing services typically follow increases in our eCommerce revenues. Consulting revenues were down for the nine months ended September 30, 2004 as compared to the same period in 2003 due to several large consulting engagements in 2003.

Cost of Sales

The following table indicates the total cost of system sales and maintenance and service fees as a percentage of total revenues and the cost of system sales and the cost of maintenance and service fees as a percentage of their respective revenues:

	Nine months ended September 30,
	2004	2003
	(in thousands, except percentages)
Total revenues	$369,016	$292,151
Total cost of system sales and maintenance and service fees	212,349	166,657
Total cost of system sales and maintenance and service fees as a
percentage of total revenues	57.5%	57.0%
System sales:
System sales	$112,557	$102,873
Cost of system sales	44,741	41,977
Cost of system sales as a percentage of system sales	39.7%	40.8%
Maintenance and service fees:
Maintenance and service fees	$256,459	$189,278
Cost of maintenance and service fees	167,608	124,680
Cost of maintenance and service fees as a percentage of maintenance and
service fees	65.4%	65.9%

Cost of System Sales

For the nine months ended September 30, 2004 as compared to the same period in 2003, our cost of system sales as a percentage of system sales decreased principally as a result of the change in the product mix between our software license revenue and third party hardware and software sales. IDX software sales, which carry a lower cost of revenue percentage, represented a larger portion of system sales during the nine months ended September 30, 2004 as compared to the same period in 2003. The shift in product mix was attributable to the increase in our royalty and revenue sharing income as described under system sales above and the increase in IDX software licenses relating primarily to Imagecast radiology contracts.

Cost of Maintenance and Service Fees

The cost of maintenance and service fees increased $42.9 million or 34.4% during the nine months ended September 30, 2004 as compared to the same period in 2003 to support the growth in our installed base of software applications and is in line with the increase of 35.5% in maintenance and service fees revenue. The increase was primarily attributable to increases of $23.1 million in subcontractor consulting expenses, $11.1 million in employee compensation and benefit cost, $3.2 million in cost of mailing services, $3.1 million in the cost of maintenance and $1.2 million in professional fees. Subcontractor consulting expenses, professional fees and employee compensation and benefit costs increased primarily to support the growth in our revenues from our operations in the UK. A portion of our research and development costs, principally employee compensation and benefit costs, were allocated to the cost of maintenance and services that relate to the development work in the UK. Mailing services costs increased to support the growth in mailing services revenues. Certain third party maintenance contract costs increased as customers upgraded to new systems, which have a higher support cost per user.

Selling, General and Administrative Expenses

The increase of $20.0 million in selling, general and administrative expenses was principally due to increases of $6.8 million in employee compensation and benefit costs, $5.6 million in outside professional fees, $3.2 million in occupancy expenses, $2.9 million in depreciation charges and $1.9 million in travel related expenses.

The increase in employee compensation and benefit costs was primarily due to the start-up efforts of our UK operations. Professional fees increased principally due to litigation matters as described in Note 14 of Notes to Condensed Consolidated Financial Statements, audit and accounting fees incurred in conjunction with the enhanced testing and analysis surrounding our 2003 year-end audit and the expansion of our UK operations, and consulting fees incurred in conjunction with the Sarbanes-Oxley Act of 2002. Occupancy expenses increased as a result of the expansion of our facilities in Seattle, WA and the expansion of our UK operations. The increase in depreciation charges was primarily attributable to the ERP system, of which a significant portion went live in fourth quarter 2003. The increase in travel related expenses were primarily a result of our expansion in the UK.

Software Development Costs

The following table indicates software development costs as a percentage of system sales:

	Nine Months Ended September 30,
	2004	2003
	(in thousands, except percentages)
Software development costs:
System sales	$112,557	$102,873
Software development costs	44,688	41,549
Software development costs as a percentage of system sales	39.7%	40.4%

The $3.1 million increase in software development costs was primarily due to increases in personnel costs and subcontractor consulting fees of approximately $3.2 million and travel related expenses of $700,000, offset with an increase in capitalized software development costs, net of amortization, of $1.0 million. Travel related expenses increased due to our expansion in the UK. The increase in capitalized software development costs, net of amortization, was primarily related to costs capitalized during the three months ended March 31, 2004 relating to Flowcast 3.0.

The decrease in software development costs as a percentage of system sales during the nine months ended September 30, 2004 as compared to the same period in 2003 was a result of an allocation of a portion of our research and development employee compensation and benefit costs to the cost of maintenance and services that relate to the development work in the UK.

Approximately $3.4 million and $1.5 million of software development costs were capitalized during the nine months ended September 30, 2004 and 2003, respectively. Amortization of software development costs was approximately $2.1 million and $1.3 million during the nine months ended September 30, 2004 and 2003, respectively.

Restructuring Costs

During the fourth quarter of 2001, we implemented a workforce reduction and restructuring program affecting approximately four percent of our employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, in connection with costs associated with employee severance arrangements of approximately $5.5 million, lease payment costs of approximately $5.2 million, equipment and leasehold improvement write-offs related to the leased facilities of $8.6 million and other restructuring costs, principally professional and consulting fees related to the restructuring.

On June 1, 2004, we entered into an agreement to terminate our contractual commitments under the remaining lease. Such termination was in part, related to the restructuring. We paid $1.5 million to terminate the lease, which was approximately $387,000 higher than the amount accrued at the date of lease termination.

Total Other Income, Net

The following table sets forth the components of total other income, net:

	Nine Months Ended September 30,
	2004	2003
	(in thousands)
Other income (expense)
Interest income	$1,741	$743
Interest expense	(559)	(405)
Gain on sale of equity investment	1,257	—
Foreign currency transaction gains (losses), net	101	—

Total other income, net	$2,540	$338

Interest Income

The increase in interest income was due to higher domestic interest rates and higher average domestic invested balances resulting from the proceeds received from the sale of EDiX in June 2003, as well as to higher average invested balances in the UK, which earn greater interest rates than domestic balances.

Interest Expense

The increase in interest expense for the nine months ended September 30, 2004 as compared to the same period in 2003 was due to the write-off of loan origination fees on the line of credit.

Gain on Sale of Equity Investment

During the nine months ended September 30, 2004, we realized a gain of approximately $1.3 million on the sale of 154,000 shares of our equity investment in Allscripts common stock.

Foreign Currency Transaction Gains (Losses), net

Revenues generated from our operations in the UK are primarily denominated in pounds sterling, the local foreign currency. In addition, certain expenses to service our UK contracts are incurred in pounds sterling. As such, we are exposed to foreign exchange rate fluctuations from these transactions. For the nine months ended September 30, 2004, we incurred a net foreign currency transaction gain of $101,000.

Income Tax Provision

Our effective income tax rate was 38.0% for the nine months ended September 30, 2004 resulting in an income tax provision of $11.9 million. Our effective income tax rate for 2004 was lower than our historical tax rate of 40.0% primarily due to our use of research and development credits to offset income taxes. We recorded total income tax expense of approximately $2.0 million during the nine months ended September 30, 2003, resulting in an effective tax rate from continuing operations of 9.3%. This is lower than our historical tax rate of 40.0% due to the utilization of previously reserved net operating losses and research and experimentation credits to offset income taxes and a decline in the deferred tax asset valuation allowance. The valuation allowance declined $4.4 million during the nine months ended September 30, 2003 as a result of management expectations that the Company will more likely than not realize future tax benefits through tax planning strategies related to unrealized gains on the Company’s investment in publicly traded common stock that the Company, at that time, accounted for using the equity method of accounting.

RESULTS OF DISCONTINUED OPERATIONS

The following is a summary of the results of discontinued operations:

	Three months ended September 30, 2003	Nine months ended September 30, 2003
	(in thousands)
Revenues	$—	$54,810

Pre-tax loss from discontinued operations	$(1,123)	$(2)
Pre-tax gain on disposal of discontinued operations	1,123	24,972
Benefit (provision) for income taxes from income (loss)
from discontinued operations	309	(386)
Benefit (provision) for income taxes from gain on
disposal of discontinued operations	(309)	2,242

Income from discontinued operations, net of tax	$—	$26,826

The Stock Purchase and Sale Agreement dated April 10, 2003 between the Company and TEM, as amended, provided for an adjustment of the purchase price to the extent the amount of working capital (current assets less current liabilities) of EDiX as of June 18, 2003 did not equal $20,796,000. The working capital adjustment was finalized as of October 22, 2003 as mutually agreed upon by the Company and TEM. An additional net gain of $814,000 was reflected during the third quarter of 2003 as a gain on the sale of discontinued operations resulting in a net gain on the sale of discontinued operations of $27.2 million. The gain was offset by an additional net loss during the third quarter of 2003 from discontinued operations of $814,000 due to the reclassification of operating expenses previously charged against the gain. The provision for income taxes on loss from discontinued operations was significantly higher than statutory provision primarily due to certain state tax payments.

The gain on the disposal of EDiX resulted in an income tax benefit of $2.2 million. The Company’s tax basis in the stock of EDiX exceeded the net proceeds from the sale, resulting in a capital loss on the sale for tax purposes. A tax benefit arises from this deductible temporary difference, which more likely than not will reverse in the foreseeable future and be realized.

LIQUIDITY AND CAPITAL RESOURCES

We primarily generate cash from the sale of our software, maintenance fees, which are typically paid on a monthly basis, implementation services and providing professional and consulting services. We primarily use cash to pay employees’ salaries, commissions and benefits, pay rent for office facilities, procure insurance, pay taxes and pay vendors for services and supplies. We also use cash to procure capital assets to support our business. We principally have funded our operations, working capital needs and capital expenditures from operations. At September 30, 2004, we had no debt, $54.0 million in cash and cash equivalents, $99.2 million in short-term investments, consisting of investments in equities and highly liquid debt securities of corporations and municipalities and $180.3 million of working capital.

Net cash provided by or used in continuing operations is principally comprised of net income or loss and is primarily affected by the net change in accounts and unbilled receivables, deferred contract costs, accounts payable and accrued expenses, deferred revenues and non-cash items relating to depreciation and amortization, deferred taxes, and certain components of lease abandonment and restructuring charges. Due to the nature of our business, accounts and unbilled receivables, deferred contract costs, deferred revenue, and accounts payable can fluctuate considerably due to, among other things, the length of installation efforts, which is dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers’ management and general economic conditions. As we continue to market more comprehensive clinical systems, the required amount of customization and length of the delivery cycle has also increased.

The increase in accounts receivable of $25.2 million is primarily due to our expansion in the UK. Our Days Sales Outstanding (“DSO”), which is the average number of days sales in accounts receivable, was 87 days during the nine months ended September 30, 2004 as compared to 84 days during the same period in 2003 and 86 days for the year ended December 31, 2003. Our DSO was 80 days during the three months ended September 30, 2004 as compared to 82 days during the same period in 2003. Our year-to-date DSO is higher than historical DSO due primarily to billings under certain of our UK contracts in excess of revenue recognized. However, management continues to focus efforts on reducing the average time to collect payments on sales, and our DSO for the quarter ended September 30, 2004 is improved over the quarter ended September 30, 2003. Deferred contract costs, which represent costs incurred on revenues not yet recognized, increased $37.1 million primarily due to payments for goods and services related to future deliverables under certain of our UK contracts. Billings are expected to occur according to the contract terms on contracts where costs have been incurred in excess of billings. Deferred revenues increased $46.3 million during the nine months ended September 30, 2004 due primarily to billings in excess of revenues earned relating to our UK contracts.

Cash flows related to investing activities are principally related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. During the nine months ended September 30, 2004, we invested approximately $2.6 million in equipment and leasehold improvements related to our UK facilities. We invested approximately $20.1 million through December 31, 2003 on the acquisition and implementation of the ERP system and have invested an additional $3.6 million in the ERP system during the nine months ended September 30, 2004. We anticipate investing an additional $1.2 million in 2004 and an additional $6.0 million in 2005 related to this system implementation. In addition, in 2005 we currently expect to begin the second phase of the expansion of our principal corporate offices in South Burlington, Vermont. We currently anticipate investing approximately $4.3 million in 2005 and $4.3 million in 2006 related to the expansion project.

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

We currently own, through a wholly owned subsidiary, approximately 7.3 million shares of common stock of Allscripts Healthcare Solutions, Inc., a public company listed on the NASDAQ National Market under the symbol MDRX. This investment had a quoted market value of approximately $66.0 million as of September 30, 2004, and is subject to certain sale restrictions that may significantly impact the market value. See Note 4 of Notes to Condensed Consolidated Financial Statements.

We expect that our requirements for office facilities and other office equipment will grow as staffing requirements dictate. Our operating lease commitments consist primarily of office leases for our operating facilities. We plan to increase our professional staff during the remainder of 2004 and 2005 as needed to meet anticipated sales volume and to support research and development efforts for certain products. To the extent necessary to support increases in staffing, we may obtain additional office space. We do not have any present intention to pay cash dividends on our capital stock.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash in the future periods:

(in thousands)	2004 Remaining	2005	2006	2007	2008	Thereafter	Total
Non-cancelable
operating leases	$3,602	$14,334	$13,494	$13,794	$14,128	$79,298	$138,650
Capital leases	7	30	30	30	29	7	133

Total contractual
obligations	$3,609	$14,364	$13,524	$13,824	$14,157	$79,305	$138,783

Of the $138.7 million in non-cancelable operating lease obligations, approximately $3.0 million is included in accrued expenses at September 30, 2004 relating to a lease abandonment charge. See Notes 6 and 8 of the Notes to the Condensed Consolidated Financial Statements.

We believe that the level of our cash and investment balances and anticipated cash flow from operations will be sufficient to satisfy our cash requirements for at least the next twelve to eighteen months. To date, inflation has not had a material impact on our revenues or income.

OFF-BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2004 and 2003, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	Trading activities in non-exchange traded contracts; or

•	Transactions with persons or entities that benefit from their non-independent relationship with IDX, other than as described below.

Richard E. Tarrant, the Chairman of our Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation (“LBJ Real Estate”). Certain executive officers of LBJ Real Estate are also members of our Board of Directors or executive officers of the Company, including Robert H. Hoehl, a member of our Board of Directors, and John A. Kane, our Chief Financial Officer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl. LBJ Real Estate holds a 1% general partnership interest in 4901 LBJ Limited Partnership, a Vermont limited partnership (“LBJ”), and Messrs. Hoehl, Tarrant, Kane and Robert F. Galin, President of IDX Global Business Development and Executive Vice President of the Company, and two other employees hold in the aggregate a 72.95% limited partnership interest.

Through September 30, 2003, we leased an office building from LBJ, a real estate partnership owned by certain stockholders and key employees of the Company. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. We continue to lease the real estate from the new owners under a new lease agreement. Lease agreements are based on fair market value rents and are reviewed and approved by independent members of our Board of Directors. Total rent paid to LBJ was approximately $138,000 and $414,000 for the three and nine-month periods ended September 30, 2003.

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

RISKS ASSOCIATED WITH OPERATIONS IN THE UNITED KINGDOM. We have been awarded contracts to perform services in the UK, which require the expansion of our operations in the UK. Significant management attention and financial resources are required to develop our UK operations. International operations are subject to inherent risks, and our future results could be adversely affected by a variety of changing factors. These include:

•	significant start-up costs, resulting in initial lower operating margins for our UK operations;

•	unanticipated difficulties with respect to the conversion of our products to UK standards, including UK regulatory standards;

•	difficulties and costs of staffing and managing foreign operations;

•	foreign currency exchange risk;

•	unexpected changes in UK regulatory requirements;

•	changes in the relationship between our prime contractors, BT and Fujitsu Services, and the NHS;

•	changes in our relationships with our prime contractors or our sub-contractors, including difficulties in finalizing the documentation of these relationships, or pressure to re-negotiate the terms of these relationships; and

•	difficulties in the development of any new products contemplated by our subcontract arrangements.

INTERNAL CONTROLS. Our management has reviewed our internal controls and procedures and we continue to monitor controls for any weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within IDX to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, if we continue to expand globally, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls.

VOLATILITY OF STOCK PRICE. We have experienced, and expect to continue to experience, fluctuations in our stock price due to a variety of factors, including:

•	actual or anticipated quarterly variations in operating results;

•	changes in expectations of future financial performance;

•	changes in estimates of securities analysts;

•	market conditions, particularly in the computer software, healthcare, and Internet industries;

•	announcements of technological innovations, including Internet delivery of information, clinical information systems advances and use of application service provider technology;

•	new product introductions by us or our competitors;

•	delay in customers' purchasing decisions due to a variety of factors;

•	market prices of competitors;

•	healthcare reform measures and healthcare regulation; and

•	changes in laws and regulations, including changes in accounting standards.

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

Medical Device Regulations

We expect that the United States Food and Drug Administration, or FDA, is likely to become increasingly active in regulating computer software intended for use in healthcare settings. The FDA has increasingly focused on the regulation of computer products and computer–assisted products as medical devices under the Food, Drug, and Cosmetic Act, or the FDC Act. If computer software is considered to be a medical device under the FDC Act, as a manufacturer of such products, we could be required, depending on the product, to:

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

We invoice Canadian customers in United States dollars. Our United Kingdom customers are invoiced in British pounds sterling, and to a lesser extent in US dollars. Expenses to service our UK contracts are incurred both by our UK subsidiary in the local currency and by the parent company in US dollars. As such, our operating results and certain assets and liabilities that are denominated in the British pound sterling are affected by changes in the relative strength of the United States dollar against the British pound sterling. Our revenues are adversely affected when the United States dollar strengthens against the British pound sterling and are positively affected when the United States dollar weakens. Conversely our expenses are positively affected when the United States dollar strengthens against the British pound sterling and adversely affected when the United States dollar weakens.

As described in Note 5 in Notes to Consolidated Financial Statements contained in Part I; Item 1 of this Quarterly Report on Form 10-Q, from time to time we use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities denominated in the British pound sterling. The terms of these forward contracts are for periods matching the underlying exposures and generally are for one month. At September 30, 2004, we had no outstanding forward contracts. We do not use forward contracts for trading or speculative purposes.

The market risk associated with the forward foreign exchange contracts resulting from currency exchange rate or interest rate movements is expected to mitigate the market risk of the underlying assets and liabilities being hedged. Our foreign currency denominated net assets were approximately $39.5 million at September 30, 2004. A hypothetical 10 percent movement in the foreign currency exchange rate would increase or decrease net assets by approximately $3.6 million with a corresponding charge to operations. During the nine months ended September 30, 2004, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

Interest Rate Risk

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that experience a decline in market value due to changes in interest rates. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest income on our investments is included in “Other Income”.

Interest rates on short-term borrowings with floating rates carry a degree of interest rate risk. Our future interest expense may increase if interest rates fluctuate. A hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. Interest expense was not material during the first nine months of 2004 and 2003.

Equity Price Risk

We account for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Our marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. We generally place our marketable securities in high credit quality instruments: primarily U.S. Government and federal agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less. Although these investments in available-for-sale securities are subject to price risk, we do not expect any material loss from our marketable security investments.

The only significant equity investment that we hold is our investment in Allscripts Healthcare Solutions, Inc. The fair value of the available-for-sale portion of our investment in Allscripts recorded in marketable securities as of September 30, 2004 was $25.3 million. An adverse change in the stock price of Allscripts would result in a reduction in the fair value of our investment; however, would not result in a loss since our investment in Allscripts was previously accounted for under the equity method of accounting, which resulted in the elimination of the carrying value of the investment.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

In 2004, the Company has taken steps to improve its internal controls and believes that these steps have adequately addressed the significant deficiencies identified during the fourth quarter of 2003. These steps included the re-assignment of Company personnel responsible for overseeing such controls, increased scrutiny of account reconciliations related to revenue recognition issues and closer monitoring of financial results. We have also further enhanced our internal finance staff. In addition, as part of our ongoing efforts to further refine and improve our internal controls, we have enhanced the standardization of and increased the oversight with respect to our contracting process during the fourth quarter of 2004. The Company believes the measures it has taken and additional measures it continues to implement will enhance our internal controls over financial reporting. In addition, we are currently in the process, with the assistance of qualified outside consultants, of evaluating our internal controls and we may make other modifications or take other corrective actions if our reviews identify any deficiencies or weaknesses in our controls.

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

On March 31, 2004, IDX submitted certain information to NIST, which NIST requested in conjunction with a proposed amendment to the Cooperative Agreement. As a result of the Amendment, payment on the award is discontinued until IDX demonstrates regulatory compliance relating to certain aspects of its grant accounting and reporting procedures and relating to an in-kind contribution of software IDX made to the project. In issuing the Amendment, NIST made no finding of regulatory noncompliance by IDX in connection with the award. In connection with NIST’s Amendment, the U.S. Commerce Department, Office of Inspector General (“OIG”), is presently conducting an audit of the SAGE Project. IDX is cooperating with OIG auditors, and continues to be in discussions to resolve the issues raised by the Amendment. IDX has developed a plan with its joint venture partners to continue to conduct certain research on the SAGE project during the audit period and while funding is suspended.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a “qui tam” complaint. The Company has no information regarding the specific allegations in the qui tam complaint. Further, the Company has no information concerning the actual amount of money at issue in the qui tam complaint. The Company has not yet been served with legal process detailing the allegations. Prompted by the employee’s allegations, the Civil Division of the U.S. Attorney’s office in Seattle, Washington, in conjunction with the U.S. Commerce Department, OIG, is investigating whether the Company made false statements in connection with the application for the project award from NIST. The Company is cooperating in the government’s ongoing investigation.

In April 2003, the Company filed a complaint against the employee with the United States District Court for the Western District of Washington, entitled IDX Systems Corporation v. Mauricio Leon (case no. C03-972R). The Company’s lawsuit asks the Court to grant a declaratory judgment stating that, should the Company terminate the employee’s employment, such action would not constitute retaliation for alleged whistle-blowing activities in violation of the Federal False Claims Act or the Sarbanes-Oxley Act and would not constitute a violation of the employee’s rights under other laws. On June 10, 2004, the Company terminated the employee based upon, among other things, information obtained during the litigation and, as a result, the Company dismissed the aforementioned declaratory relief action.

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03-1158P) asserting that the Company had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the False Claims Act. In addition, the employee alleges that the Company violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee also asserts other causes of action including (a) wrongful termination in violation of public policy (which has since been dismissed), (b) fraudulent inducement to enter into an employment contract with the Company (which has since been dismissed), and (c) negligent and intentional infliction of emotional distress (as to which the employee did not oppose the dismissal). The employee requests relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys’ fees, interest and costs. In addition, the employee’s complaint alleges that the Company submitted false statements to the government to obtain the grant and to obtain reimbursement from the government for project costs.

On September 30, 2004, the U.S. District Court issued an order dismissing all of the employee’s claims. The dismissal was based on the Court’s finding that the employee acted in bad faith in destroying evidence that he had a duty to preserve. The Court also awarded the Company $65,000 as sanctions, reflecting the cost of investigating and litigating the destruction of evidence. The Company has received notice that the employee has appealed the dismissal. The Company intends to vigorously argue in support of the District Court’s ruling.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee’s complaint asserts that, notwithstanding alleged notice to the Company of the employee’s allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act’s whistleblower provisions. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, compensation for any damages sustained by the employee as a result of the alleged discrimination, and attorney’s fees. The Occupational Health and Safety Administration (“OSHA”) is investigating the employee’s complaint on behalf of the U.S. Department of Labor, and the Company intends to cooperate in the investigation. On October 14, 2004, the Company requested the U.S. District Court that dismissed the employee’s retaliation claims under the False Claims Act, as noted above, to enter an order enjoining the employee and OSHA from further processing the employee’s retaliation claim filed with the Department of Labor based on the doctrine of res judicata. OSHA has opposed the motion. The Court has not yet ruled on this motion.

The Company intends to continue to vigorously defend against all of the employee’s claims, which the Company continues to maintain are without merit. However, the outcome or the impact these claims may have on the Company’s operations cannot currently be predicted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Stockholder’s Proposal for 2005 Annual Meeting

As set forth in the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders, proposals of stockholders intended to be included in the Company’s proxy statement for the 2005 Annual Meeting of Stockholders must be received by the Company at its principal office in South Burlington, Vermont not later than December 24, 2004.

Stockholders who wish to make a proposal at the 2005 Annual Meeting – other than one that will be included in the Company’s proxy materials – must notify the Company no later than March 9, 2005. If a stockholder who wishes to present a proposal fails to notify the Company by this date, the proxies that management solicits for the meeting will have discretionary authority to vote on the stockholder’s proposal if it is properly brought before the meeting.

The Company has entered into Executive Retention Agreements dated as of November 1, 2004 (the “Agreements “), with each of James H. Crook, Jr., Chief Executive Officer, Thomas W. Butts, Chief Operating Officer, Stephen Gorman, President and General Manager, Groupcast, John A. Kane, Senior Vice President, Chief Financial Officer and Treasurer, Robert F. Galin, President of IDX Global Business Development and Executive Vice President, and certain other executives of the Company. The Agreement provides that if, within a two-year period commencing with a change of control of the Company, the executive is terminated without cause or for good reason (each as defined therein), certain additional benefits shall be paid to the executive. For all executive officers other than the Chief Executive Officer and the Chief Operating Officer, these benefits include the payment of a sum equal to the higher amount of annual compensation received within the five year period preceding the change in control date and either the executive’s annual bonus either during the current fiscal year (actual and projected) of the change in control date or the last fiscal year prior to the change in control date, whichever is highest. The Chief Executive Officer and Chief Operating Officer would be entitled to one and a half times such amount upon such change of control and subsequent termination.

In addition, for all executive officers, stock option awards outstanding as of the date of separation would accelerate upon such change of control and subsequent termination. Forms of the Agreements are attached hereto as Exhibit 10.1 (with respect to executives other than the Chief Executive Officer and Chief Operating Officer) and Exhibit 10.2 (with respect to the Chief Executive Officer and Chief Operating Officer) and are incorporated by reference herein.

Item 6. Exhibits

The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2004	IDX SYSTEMS CORPORATION

        /S/ JOHN A. KANE
By: ____________________________
       John A. Kane,
       Sr. Vice President, Finance and
       Administration, Chief Financial
       Officer and Treasurer
       (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Form of Executive Retention Agreement for Executive Officers
10.2	Form of Executive Retention Agreement for Chief Executive Officer and Chief Operating Officer
31.1	Certification of the CEO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of the CFO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of CEO and CFO of the Company pursuant to 18 U.S.C. Section 1350