Form 10-K
period 2004-12-31
IDX SYSTEMS CORP
filed 2005-03-15
CIK 1001185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

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

Common Stock, $.01 par value

Title of Class

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $746,581,733 based on the last reported sale price of the Common Stock on the NASDAQ consolidated transaction-reporting system on June 30, 2004.

Number of shares outstanding of the registrant’s class of Common Stock as of February 28, 2005: 30,928,812.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant ‘s fiscal year, are incorporated by reference into Part III hereof.

The following trademarks used herein are owned by IDX: Flowcast, Groupcast, Carecast, Imagecast, IDX, LastWord, IDXtend and Web Framework. All other trademarks referenced in this Annual Report on Form 10-K are the property of their respective owners.

IDX SYSTEMS CORPORATION

FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2004

PART I

ITEM 1.     BUSINESS

Overview

IDX Systems Corporation (“IDX” or the “Company”) is a leading provider of software, services and technologies for healthcare organizations. Our mission is to use information technology to maximize value in the delivery of healthcare by improving the quality of patient access and service, enhancing medical outcomes and reducing the cost of care.

We believe that a transformation in healthcare is occurring, driven by information technology. We envision ourselves as a key driver of this transformation with software solutions that bring the stakeholders of patient care into an integrated process, simplifying patient access, streamlining the revenue cycle and improving patient care. Our solutions are designed to enable healthcare providers to save money, time and lives.

As of December 31, 2004, our systems were deployed to serve approximately 150,000 physicians and were installed at over 3,400 customer sites, including approximately 850 group practices and approximately 370 integrated delivery networks serving more than 500 hospitals. We believe that we are firmly established in the growing clinical arena, that the group practice business is strong and that hospitals as well as integrated delivery networks are intensifying their concentration on improving business performance.

We operate under the IDX® brand name, providing information systems and services for physician group practices, hospitals and integrated delivery networks. Revenues consist primarily of software licensing, services and hardware sales.

Our patient access, revenue cycle management, and business intelligence products for hospitals, integrated delivery networks and group practices are packaged as IDX® Flowcast™ and IDX® Groupcast™. The IDX® Carecast™ solution is an integrated patient access, clinical, and accounting solution for large integrated delivery networks worldwide. Our radiology and imaging products are marketed as IDX® Imagecast™.

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

IDX was incorporated in Vermont on June 2, 1969. Our executive offices are located at 40 IDX Drive, South Burlington, Vermont 05403-1070 and our telephone number is (802) 862-1022. Our Internet address is http://www.idx.com; at this web site, we promptly post and make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

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

We believe increased consumer, government, employer and payer awareness of the incidence and resulting cost of medical errors will result in an increased interest in clinical information systems across all types of healthcare organizations globally. According to a landmark report published by the Institute of Medicine (“IOM”) of the National Academies in November 1999 between 44,000 and 98,000 unnecessary deaths result in the U.S. each year from errors in medical treatment, making medical errors the eighth leading cause of death, ahead of automobile accidents, breast cancer, and AIDS. Aside from human costs, the total financial cost of medical errors has been estimated at up to $8 billion per year. A significant portion of medical errors result from incorrect administration of medications—the wrong drug (often stemming from misinterpreted handwriting or medications with similar sounding names), the wrong dosage and unanticipated interactions with other drugs or patient conditions. We believe electronic health records, particularly computerized physician ordering of medications, help to decrease the incidence of adverse drug events resulting from medication errors.

In a follow-up report issued by the IOM in March 2001, the IOM reiterated the urgency of reducing medical errors, but stated that the U.S. healthcare system is plagued with even deeper quality problems which together detract from the “health, functioning, dignity, comfort, satisfaction and resources of Americans.” The use of information technology to support clinical and administrative processes is prominent in the report’s recommended strategies to improve the overall quality of healthcare within the next ten years. We anticipate that increased use of information technology will be a significant factor in driving industry practices to higher quality standards.

Healthcare organizations face increasing regulation and scrutiny by federal, regional and local authorities. Compliance with regulations governing healthcare cost reimbursement, insurance and administration impose financial burdens on healthcare organizations. Recently, proposed and final regulations published under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, have created significant operational challenges to healthcare providers and payers. We believe well-designed, up-to-date information solutions can play significant roles in complementing healthcare organizations’ efforts to achieve internal compliance.

Strategy

To accomplish our mission, we are positioned to contribute to the transformation of healthcare with software and connectivity solutions that give clinicians and other staff at healthcare organizations access to current information at appropriate times and locations in the continuum of healthcare delivery. Our products and services are designed to enable a healthcare organization to increase net collections while reducing costs and to streamline patient record management with enterprise imaging capabilities.

We develop software and provide services that are intended to save money, time and lives by improving healthcare business and clinical practices.

Our strategy is based on leveraging and building on our industry-leading portfolio of comprehensive administrative, clinical, and financial information systems for medical groups, hospitals and integrated delivery networks around the globe. Key elements of our strategy include:

•	Connect the care delivery system through patient access and physician connectivity

•	Market integrated care and procedural medicine clinical software to support the complete continuum of care

•	Provide products and services, separately and combined, to improve business performance across medical group and hospital operations

•	Provide products that support regulatory and compliance efforts

•	Expand hospital and integrated delivery network market share worldwide

•	Expand medical group practice market share in the United States

•	Accelerate delivery of products and services using Six Sigma methodologies

Sources of Revenues

Our sources of revenues are presented below:

	Year ended December 31,
	2004		2003		2002
North America operating revenues	(in thousands, except percentages)
System sales	$152,209	29.2%	$140,477	35.2%	$116,075	33.3%
Maintenance and service fees	284,595	54.7%	255,285	64.0%	232,171	66.7%

Total North America revenues	436,804	83.9%	395,762	99.1%+	348,246	100.0%

UK operating revenues
System sales	328	0.1%	102	0.0%	—	0.0%
Maintenance and service fees	83,537	16.0%	3,317	0.8%	—	0.0%

Total UK revenues	83,865	16.1%	3,419	0.9%+	—	0.0%

Total revenues	$520,669	100.0%	$399,181	100.0%	$348,246	100.0%

+	Does not add due to rounding.

See also Note 18 of the Notes to the Consolidated Financial Statements.

Products

IDX Carecast

The Carecast Enterprise Clinical System represents the next generation of our electronic clinical information solutions, delivering subsecond response time and the reliability to support fast-paced clinical environments. Developed by and for providers—in collaboration with some of the nation’s leading hospitals, clinicians and healthcare executives—Carecast builds on 25 years of innovation with the LastWord® enterprise clinical system. The system automates workflow throughout the healthcare enterprise and is designed to enable rapid access to patient records across the care continuum, from admission to discharge, including pharmacy and ambulatory care. It integrates clinical processes for orders, results, pharmacy and clinical documentation with administrative and financial processes for scheduling, registration, admitting, charging and billing. The result is a comprehensive lifetime patient record designed to enhance the quality of care and promote operational efficiencies. Carecast further safeguards patient care through its computerized physician order entry (“CPOE”) and wireless bar code medication charting capabilities. Carecast runs on the HP Nonstop™ Server, which distinguishes it from its competition by offering a 99.9% uptime guarantee and subsecond response time.

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

We are delivering Carecast as a subcontractor to British Telecommunications PLC (“BT”) and Fujitsu Services, Local Service Providers for the United Kingdom National Health Service’s National Programme for Information Technology.

IDX Flowcast

Flowcast is our next-generation revenue cycle management solution for hospitals, integrated delivery networks, large group practices and academic medical centers. Focused on optimizing the revenue cycle through improved processes and greater automation, Flowcast drives business performance in the large healthcare organizations. Whether deployed in-house, delivered as a hosted solution, or provided as a comprehensive outsourced business service, Flowcast is designed to help customers achieve the financial flexibility they require to aggressively pursue their mission of delivering quality patient care.

Flowcast includes three suites to support the business processes in the healthcare revenue cycle: Access Management, Patient Financials and Business Intelligence. A state-of-the-art technology foundation provides the scalability, reliability and security capabilities that are required by today’s healthcare enterprise. Key features of the Flowcast technology platform include its web-based design (including web services), automated task management, comprehensive electronic data interchange, advanced analytical tools, integrated electronic document management and self-service web portals for patients and referring physicians.

IDX expects that Flowcast will continue to enhance customers’ ability to manage their business in smarter, better, and more effective ways, allowing customers to continue to realize tangible return on investment from their IDX system.

Flowcast is integrated with the TouchWorks™ ambulatory clinical solutions from Allscripts Healthcare Solutions Inc., (“Allscripts”) pursuant to a strategic alliance agreement. Flowcast and TouchWorks are designed to work together as a combined solution to integrate and automate financial, administrative and clinical processes in large physician groups. Customer benefits include improved delivery of care, greater organizational efficiency and more accurate charge capture for services.

IDX Imagecast

Imagecast is a leader in providing specialty workflow solutions that integrate images and information from across the healthcare enterprise. Imagecast solutions are designed to enable healthcare organizations to streamline workflow and integrate medical image management by offering continual access to medical images and associated information through a web-based, single database, enterprise-wide solution, imaging and workflow solutions that remove technological, geographical, and departmental barriers, and advanced information management that facilitates growth and profitability.

Imagecast solutions include three product lines—Specialty Workflow, Integration, and Image Management. These solutions span both radiology and cardiology subspecialties while leveraging a single architecture.

Imagecast Specialty Workflow provides a range of capabilities for managing the administrative and clinical requirements of both the radiology and cardiology departments—from a single organization to the complex needs of an integrated delivery network. Imagecast Radiology Information System (RIS) and Imagecast Cardiovascular Information System (CVIS) are designed to streamline workflow and improve operational efficiency. The Imagecast web architecture is designed for economy, accessibility, flexibility of implementation and easy expansion within and among facilities.

The Imagecast Integration solutions combine patient and clinical information with third-party modality and archiving functions, enabling bidirectional communication among the RIS, CVIS, Picture Archiving Communication Systems (PACS) and modalities to facilitate the transition from a film-based department to a digital imaging environment. Imaging Suite also provides the ability to immediately correct image header errors, standard DICOM and HL7 protocol support and the ability to integrate with third-party web viewers.

Imagecast Image Management solutions are designed to integrate advanced technologies in workflow and image distribution to dramatically improve the accessibility and timeliness of radiology and cardiology images. Imagecast PACS is built exclusively on a single workflow/image management database strategy to maintain a single database of patients and exams.

These three product lines: Specialty Workflow, Integration, and Image Management represent the IDX Infrastructure for Procedural Medicine. This Infrastructure enables Enterprise Medical Image and Information Management and Distribution across medical specialties that are high users of diagnostic imaging.

IDX Groupcast

The Groupcast Practice Management Solution offering provides a comprehensive solution to address sound financial management, patient management, administrative efficiency, clinical excellence, decision support and patient satisfaction for the medical group practice, management service organization, and other billing organizations that service the physician group marketplace. Groupcast solutions help customers improve their revenue cycle, streamline patient flow and business processes at every step in the delivery of care. Specific functionality includes patient interactive web services, scheduling, referral management, eligibility, demographic management, online EDI connectivity to payers, collections, document imaging and decision support tools. Relational reporting using Microsoft® SQL Server turns data into meaningful information for decision makers, and integration with the Allscripts TouchWorks Clinical solutions provides access to the full range of clinical information.

Complementary Groupcast offerings include Patient Messaging, Claim Validation and Editing tools, Electronic Charge Scanning and Document Imaging.

The Groupcast Patient Centered Design approach to development leads to simplified system workflow using the latest HTML/Java graphical interface tools, which reduces the solution’s total cost of ownership and helps manage complex healthcare information. Key components of the technology foundation include an advanced web-based architecture, and a relational data base reporting platform. Through IDX eCommerce Services, Groupcast offers a HIPAA-ready EDI solution to handle customer claims, remittances, statements, claims status and mailing services.

The Groupcast solution is designed with integrated EDI and on-line status tracking that automates workflow and proactively monitors every stage in the EDI process to streamline operations and ensure our customers get paid as quickly as possible.

Services

We maintain a Customer Services organization to install our products and to support and provide professional, technical and other consulting services to our customer base. We have consulting expertise to advise the growing number of larger and more sophisticated healthcare enterprises as they re-engineer healthcare delivery processes and deploy information systems to support these processes. The Customer Services organization is experienced at installing and supporting systems in large organizations with thousands of computer users across multiple departments.

Installation Services. IDX installation representatives work with customers to optimize the use of our products to meet specific business needs. Services include project management, train-the-trainer programs, best practices comparison to other customers and systems conversion and implementation assistance.

Maintenance Services. We provide ongoing software support to customers under contracts that are typically for a term of one or more years. These contracts generally renew automatically unless terminated at the option of either the customer or IDX. Software maintenance services consist of providing the customer with certain new software upgrades, on an “if and when available” basis, and general support, including error corrections and telephone consultation. Soft ware maintenance services are generally available either on a 24-hour-a-day basis or during normal business hours.

Professional and Technical Services. We offer professional and technical services to assist customers in building an information infrastructure to operate in a complex and changing healthcare environment. The work performed by IDX includes information systems planning, process redesign, project management, contract programming, network design, education and training. These value-added services, combined with IDX systems expertise, enable us to support our customers’ efforts to develop consistent enterprise-wide systems and processes. Through these services, we believe we strengthen our relationship with customers, build a knowledge base of best practices in the use of our systems, and gain information regarding future customer needs.

The following services are provided by the IDX consulting organization:

Carecast Consulting Services: Consulting services for all the Carecast system applications, implementation process, project management, technical (systems and report writing), expert rules, upgrades, release migration, programming and best practices.

Flowcast Consulting Services: Consulting Services in the areas of Flowcast application consulting, contract programming, process redesign, organization change management, outsourcing and systems integration across the enterprise. Diagnostic assessments to improve operational and financial performance and ensure adherence to HIPAA regulatory requirements have resulted in significant returns on investment for IDX customers.

Radiology Professional Management Services: System analysis and process redesign for radiology groups.

BUSINESS RELATIONSHIPS

Allscripts Healthcare Solutions, Inc.

In January 2001, we entered into a ten-year strategic alliance with Allscripts to cooperatively develop, market, and sell integrated clinical and practice management products. The agreement between IDX and Allscripts prohibits IDX from formally collaborating with another entity to integrate Groupcast solutions or Flowcast solutions with products that would compete with the Allscripts products. Allscripts may not develop any practice management products or enter into a similar collaborative relationship with certain IDX competitors. The alliance enables IDX and Allscripts to offer a hand-held solution that logically fits into the physician workflow.

Stentor, Inc.

In November 2000, we formed an alliance with Stentor, Inc. to jointly develop Imagecast PACS, a medical image and information management system, or MIMS, combining Imagecast workflow with image distribution technology from Stentor. We recently extended this agreement through 2014. The single database solution co-developed by IDX and Stentor is designed to improve the accessibility and timeliness of radiology imaging studies while significantly reducing the high capital expenditures associated with PACS or traditional film-based systems. The overall solution includes the following components:

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

BT and Fujitsu Services

In 2004, we expanded our United Kingdom operations to deliver business performance and clinical information technology systems and services to the United Kingdom National Health Service (“NHS”) for the London region and the Southern region of the UK under subcontract arrangements with BT and Fujitsu Services, respectively. During the first quarter of 2004, we finalized our subcontract agreement with BT. BT is the local service provider for the London region contract awarded by the NHS. In December 2003, we reached a binding agreement in principle with Fujitsu Services, which is the local service provider for the Southern region contract awarded by the NHS. We continue to work on finalizing our definitive subcontract agreement to provide our clinical information technology systems to Fujitsu Services in connection with the effort to provide a common solution between the London and the Southern region.

Our definitive subcontract agreement with BT includes terms pursuant to which BT may terminate our subcontract either upon the occurrence of certain events, including the termination of its agreement with NHS, certain material breaches of the agreement or defaults by us, or events of force majeure. In the event of the termination of the agreement between BT and NHS, we only receive liquidated damages if NHS terminates that agreement for its convenience (i.e., without BT being in breach of that agreement). Although we have not yet finalized our definitive subcontract agreement with Fujitsu Services, we expect that our subcontract agreement with Fujitsu Services, once finalized, will have similar terms.

Other Relationships

From time to time, we enter into relationships to distribute or resell products or services provided by third parties, such as International Business Machines Corporation, Hewlett-Packard Corporation, Microsoft Corporation, WebMD Corporation, and Picis.

SALES AND MARKETING

The majority of our initiatives are in response to requests from existing customers or requests for proposals from prospects. We generate these requests and other sales primarily through referrals from customers and consultants. We also seek to enhance market recognition through participation in industry seminars and tradeshows, our web site, direct mail campaigns, telemarketing and advertisements in trade journals. The sales cycle for new customer sales is typically three to eighteen months.

For 2004, there was one customer, BT, who accounted for approximately 11.4% of our consolidated revenues. No single customer accounted for more than 10% of our consolidated revenues in 2003 and 2002.

At December 31, 2004, we had total backlog of $1.2 billion. Backlog consists of fees due under signed contracts, primarily software license fees, third party hardware and software sales, software maintenance and installation services including anticipated renewals for a period of 12 months, installation services and consulting services that have not yet been recognized as revenue. Our maintenance contracts automatically renew for successive one-year periods unless either party gives notice to the other of its intention not to renew such term. At December 31, 2003, we had total backlog of $652.7 million. Of the total 2004 backlog of $1.2 billion, we currently expect that $426.0 million will be fulfilled in 2005.

PRODUCT DEVELOPMENT

To ensure that our products continue to meet the evolving needs of the healthcare industry, we allocate a significant portion of annual expenditures for software development. IDX’s software development expenses for 2004, 2003 and 2002 were $61.8 million, $55.4 million and $49.5 million, respectively.

Our product development activities include enhancement of existing products and the development of new products, as well as the implementation of new technologies. We are devoting significant resources to integrating the Carecast system and other IDX products and expanding our web-based architecture. We continue to develop our products on a web-based thin-client architecture, and enhance each products’ EDI and workflow technologies. As new versions of our software products are released, improvements are included to help customers meet the latest regulatory requirements. Our development process is focused on building components for our integrated product rather than on stand-alone products. These components can be integrated and configured to address specific customer needs.

We use customer focus groups, user groups and industry experts, including physicians, nurses, healthcare administrators and consultants, for feedback in developing and enhancing its products and services.

COMPETITION

The market for healthcare information systems is intensely competitive, rapidly evolving and subject to rapid technological change. We believe that the principal competitive factors in this market include the breadth and quality of system and product offerings, the features and capabilities of the systems, the price of the systems and associated product offerings, the ongoing support for the systems and the potential for enhancements and future compatible products. We believe we compete favorably with respect to these factors. Competitors vary in size and in the scope and breadth of the products and services offered. See Forward-Looking Information and Factors Affecting Future Performance—Competition for Healthcare Information Systems below.

We experience competition from companies with strengths in various segments of the healthcare information systems market. In addition, other entities not currently offering products and services similar to those offered by IDX, including claims processing organizations, hospitals, third-party administrators, insurers, healthcare organizations and others, may enter certain markets in which we compete.

Certain of our competitors have greater financial, development, technical, marketing and sales resources than we do and have a greater penetration into segments of the market in which we compete. In addition, as the markets for IDX’s products and services further develop, additional competitors may enter those markets and competition may intensify. Our principal existing competitors include Eclipsys Corporation, McKesson Corporation, Siemens AG, Epic Systems Corporation, GE Medical and Cerner Corporation.

PROPRIETARY RIGHTS AND LICENSES

We depend upon a combination of trade secrets, copyright, patent and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect our proprietary rights in our products. We distribute our products under software license agreements that grant customers a nonexclusive, nontransferable license to use IDX’s products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of IDX’s products. We also use a variety of intellectual property rights that are licensed from third parties.

EMPLOYEES

At December 31, 2004, IDX and its subsidiaries employed 2,409 full-time and part-time employees. Management believes our relations with employees are good and no employees are covered by a collective bargaining agreement.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

This Annual Report on Form 10-K contains “forward-looking statements” as defined in Section 21E and Section 27A of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects, “ “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, statements regarding the health care industry and future trends, statements regarding our products, product development and information technology, statements regarding future revenue or other financial trends, statements regarding future acquisitions, strategic alliances, or other agreements, and statements regarding our intellectual property. If any risk or uncertainty, including but not limited to those identified in the following factors actually occurs, our business, financial condition, the price of our common stock and operating results would likely suffer. Other unforeseen factors not identified herein could also have such an effect. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Factors that could cause or contribute to differences in our future financial results include those discussed below and in the Risk Factors set forth in Item 7A as well as those discussed elsewhere in this report. We qualify all of our forward-looking statements by these cautionary statements.

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

The following important factors affect our business and operations:

RISKS ASSOCIATED WITH OPERATIONS AND CONTRACTS IN THE UNITED KINGDOM. We have been awarded contracts to perform services in relation to a large information systems project for the British government, which require the expansion of our operations in the United Kingdom, including additions to and changes in management. Significant management attention and financial resources are required to develop our UK operations, and our future results could be adversely affected by a variety of changing factors. These include:

•	significant start-up costs, resulting in initial lower operating margins for our UK operations;

•	unanticipated difficulties with respect to development of our products to meet applicable standards;

•	difficulties and costs of staffing and managing complex projects and operations, especially in another country;

•	uncertainties and complexities in interpreting the broad range of functional and technical requirements;

•	uncertainties and difficulties in working with multiple parties in defining these functional and technical requirements and moving toward acceptance of a deliverable meeting those requirements;

•	difficulties and costs associated with delays in the process of defining these functional and technical requirements;

•	fluctuations in foreign currency exchange rates;

•	unexpected changes in UK regulatory requirements;

•	changes in the relationship between our prime contractors, BT and Fujitsu Services, and the National Health Service (“NHS”), including any changes relating to the timeliness or willingness of the NHS to pay BT and Fujitsu Services for goods and services;

•	termination of all or a portion of the prime contracts between BT and Fujitsu Services and NHS, which could lead to a corresponding termination of our subcontracts;

•	changes in our relationships with our prime contractors or our sub-contractors, including difficulties in finalizing the documentation of these relationships, or pressure to re-negotiate the terms of these relationships;

•	difficulties in the development of new products contemplated by our contracts in the UK; and

•	difficulties in the deployment of our products in the UK.

QUARTERLY OPERATING RESULTS MAY VARY. Our quarterly operating results have varied in the past and may vary in the future. We expect our quarterly results of operations to continue to fluctuate. Because a significant percentage of our expenses are relatively fixed, the following factors could cause these fluctuations:

•	delays in customers’ purchasing decisions due to a variety of factors;

•	long sales cycles;

•	long installation and implementation cycles for the larger, more complex and costlier systems;

•	recognizing revenue at various points during the installation process, typically based on milestones; and

•	timing of new product and service introductions and product upgrade releases.

In light of the above, we believe that our results of operations for any particular quarter or fiscal year are not necessarily meaningful or reliable indicators of future performance.

INTERNAL CONTROLS. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. Management assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute more than an inconsequential deficiency. We identified a number of control deficiencies in the Revenue area, specifically related to revenue recognition. Due to the concentration of such deficiencies in this area, management has concluded that the deficiencies, in aggregate, represent a material weakness in internal controls relating to revenue recognition. See Item 9A—Controls and Procedures. This material weakness could result, among other things, in a lack of investor confidence in our reported results and a materially adverse effect on our stock price. In addition, we have established a remediation program, which includes additional accounting and finance personnel, the evaluation and purchase of contracting software and the implementation of a comprehensive training program. Furthermore, we have no assurance that they will be effective in remediating the material weakness, or that they will be effective in preventing other material weaknesses or significant deficiencies in our internal controls.

We continue to monitor controls for any additional weaknesses or deficiencies. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within IDX to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. In addition, if we continue to expand globally, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls.

VOLATILITY OF STOCK PRICE. We have experienced, and expect to continue to experience, fluctuations in our stock price due to a variety of factors, including:

•	actual or anticipated quarterly variations in operating results;

•	changes in expectations of future financial performance;

•	changes in estimates of securities analysts;

•	market conditions, particularly in the computer software, healthcare, and Internet industries;

•	announcements of technological innovations, including web-based delivery of information, clinical information systems advances and use of application service provider technology;

•	new product introductions by us or our competitors;

•	delay in customers’ purchasing decisions due to a variety of factors;

•	market prices of competitors;

•	healthcare reform measures and healthcare regulation; and

•	changes in laws and regulations, including changes in accounting standards.

These factors have had a significant impact on the market price of our common stock, and may have a significant impact on the future market price of our common stock.

These fluctuations may affect our operating results by affecting:

•	our ability to access financial markets;

•	our ability to transact stock acquisitions; and

•	our ability to retain and incent key employees.

GOVERNMENT REGULATION IN THE UNITED STATES. Virtually all of our US customers and the other entities with which we have a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation. Because our products and services are designed to function within the structure of the healthcare financing and reimbursement systems currently in place in the United States, and because we are pursuing a strategy of developing and marketing products and services that support our customers’ regulatory and compliance efforts, we may become subject to the reach of, and liability under, these regulations.

Anti-Kickback Law

The federal Anti-Kickback Law, among other things, prohibits the direct or indirect payment or receipt of any remuneration for Medicare, Medicaid and certain other federal or state healthcare program patient referrals, or arranging for or recommending referrals or other business paid for in whole or in part by these federal health care programs. If the activities of one of the entities with which we have a business relationship were found to constitute a violation of the federal Anti-Kickback Law and, as a result of the provision of products or services to the customer or entity which engaged in these activities, we were found to have knowingly participated in such activities, we could be subject to sanction or liability, including exclusion from government health programs. As a result of exclusion from government health programs, our customers might not be permitted to make any payments to us.

HIPAA and Related Regulations

Federal regulations issued in accordance with HIPAA impose national health data standards on health care providers that conduct electronic health transactions, health care clearinghouses that convert health data between HIPAA-compliant and non-compliant formats, and health plans. Collectively, these groups, including most of our customers and our e-Commerce Services clearinghouse business, are known as covered entities. These HIPAA standards include:

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

HIPAA—Transaction and Code Set Standards

Many covered entities, including some of our customers, our eCommerce Services clearinghouse business, and trading partners of our clearinghouse business, have not achieved full compliance with the TCS Standards as of the October 16, 2003 deadline. However, we have deployed contingency plans to accept non-standard transactions, as contemplated in the “Guidance on Compliance with HIPAA Transactions and Code Sets after the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance) issued by the Centers for Medicare & Medicaid Services, or CMS, on July 24, 2003.

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

LIMITED PROTECTION OF PROPRIETARY TECHNOLOGY. Our success and competitiveness are dependent to a significant degree on the protection of our proprietary technology. We rely primarily on a combination of copyrights, trade secret laws, patent laws and restrictions on disclosure to protect our proprietary technology. Despite these precautions, others may be able to copy or reverse engineer aspects of our products, to obtain and use information that we regard as proprietary or to independently develop similar technology. In addition, as we continue to grow globally, we may do business in countries where laws are less protective of intellectual property rights than in the United States. Litigation may continue to be necessary to enforce or defend our proprietary technology or to determine the validity and scope of the proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources.

FINANCIAL TRENDS. If financial trends are unfavorable some of our customers might delay making purchasing decisions with respect to some of our software systems, resulting in longer sales cycles for such systems. These delays can occur as a result of a number of factors, including customer organization changes, government approvals, pressure to reduce expenses, product complexity, competition and terrorist attacks on the United States. If these delays occur, they may cause unanticipated revenue volatility, decreased revenue visibility and affect our future financial performance.

NEW PRODUCT DEVELOPMENT AND RAPIDLY CHANGING TECHNOLOGY. To be successful, we must continuously enhance our existing products, respond effectively to technology changes, and help our customers adopt new technologies. In addition, we must introduce new products and technologies to meet the evolving needs of our customers in the healthcare information systems market. We may have difficulty in accomplishing these tasks because of:

•	the continuing evolution of industry standards; and

•	the creation of new technological developments, such as web-based and application service provider technologies.

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

Virtually all of our customers and the other entities with which we have a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation, including Medicare and Medicaid regulation. Accordingly, our customers and the other entities with which we have a business relationship are affected by changes in such regulations and limitations in governmental spending for Medicare and Medicaid programs. Actions by Congress in the past and recent proposals by the President may limit governmental spending for the Medicare and Medicaid programs, limit payments to hospitals and other providers under Medicare and Medicaid programs, and increase emphasis on competition and other programs that potentially could have an adverse effect on our customers and the other entities with which we have a business relationship. In addition, federal and state legislatures have considered proposals to reform the U.S. healthcare system at both the federal and state level. If enacted, these proposals could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. Our customers and the other entities with which we have a business relationship could react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services.

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

Some of our competitors have greater financial, technical, product development, marketing and other resources than we do, and some of our competitors offer products that we do not offer. Our principal existing competitors include Eclipsys Corporation, McKesson Corporation, Siemens AG, Epic Systems Corporation, GE Medical and Cerner Corporation. Each of these competitors offers a suite of products that competes with many of our products. There are other competitors that offer a more limited number of competing products. We may be unable to compete successfully against these organizations. In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, Internet-based start-up companies an d others specializing in the healthcare industry may offer competitive products or services.

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

KEY PERSONNEL. Our success is dependent to a significant degree on our key management, sales, marketing, and technical personnel. To be successful we must attract, motivate, and retain highly skilled managerial, sales, legal, marketing, consulting and technical personnel, including programmers, consultants and systems architects skilled in the technical environments in which our products operate. Competition for such personnel in the software and information services industries is intense. We do not maintain “key man” life insurance policies on any of our executives. Not all of our personnel have executed noncompetition agreements. Noncompetition agreements, even if executed, are difficult and expensive to enforce, and enforcement efforts could result in substantial costs and diversion of our management and technical resources.

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

RISKS ASSOCIATED WITH ACQUISITION STRATEGY. We may decide to meet business objectives in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. We may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into our current business and operations. Factors, which may affect our ability to expand successfully, include:

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

During the term of the alliance, we are prohibited from cooperating with direct competitors of Allscripts to develop or provide any products similar to or in competition with Allscripts products in the practice management systems market. If the strategic alliance is not successful, or the restrictions placed on us during the term of the strategic alliance prohibit us from successfully marketing and selling certain products and services, our operating results may suffer. Additionally, if either Allscripts or IDX breaches the strategic alliance, we may be left without critical clinical components for our information systems offerings in the physician group practice markets.

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

LITIGATION. We are involved in litigation matters, which are described in greater detail in Part I, Item 3, Legal Proceedings. An unfavorable resolution of pending litigation could have a material adverse effect on our financial condition. Litigation may result in substantial costs and expenses and significantly divert the attention of our management regardless of the outcome. There can be no assurance that we will be able to achieve a favorable settlement of pending litigation or obtain a favorable resolution of litigation if it is not settled. In addition, current litigation could lead to increased costs or interruptions of our normal business operations.

No charges of wrongdoing have been brought against us in connection with the U.S. Attorney’ s investigation, described in greater detail in Part I, Item 3, Legal Proceedings, and we do not believe that we have engaged in any wrongdoing in connection with this matter. However, because this investigation may still be underway and investigations of this type customarily are conducted in whole or in part in secret, we lack sufficient information to determine with certainty the ultimate scope of this investigation and whether the government authorities will assert claims resulting from this investigation that could implicate or reflect adversely upon us. Because our reputation for integrity is an important factor in our business dealings with U.S. Commerce Department’s Technology Administration, NIST, and other governmental agencies, if a government authority were to make an allegation, or if there were to be a finding, of improper conduct on the part of or attributable to us in any matter, including in respect of the U.S. Attorney’s investigation, such an allegation or finding could have a material adverse effect on our business, including our ability to retain existing contracts and to obtain new or renewal contracts. In addition, adverse publicity resulting from this investigation and related matters could have such a material adverse effect.

ITEM 2.    PROPERTIES

Our principal corporate offices are located at 40 IDX Drive, South Burlington, Vermont 05403. We maintain sales, research and support facilities in South Burlington, Vermont, Boston, Massachusetts, and Seattle, Washington. We maintain data centers in South Burlington, Boston and Seattle. We maintain regional sales, support and administrative offices in the greater metropolitan areas of Chicago, Illinois; Dallas, Texas; Atlanta, Georgia; San Diego, California; Louisville, Kentucky; Deerfield Beach, Florida; Winston-Salem, North Carolina;

and London, United Kingdom. We also maintain a research and development facility in Shanghai, China, which was an acquired lease in conjunction with the PointDx acquisition in November 2004. Our principal corporate offices are housed in a campus of three Company-owned office buildings in South Burlington, Vermont, consisting of approximately 291,000 square feet of office space. We completed construction in 2002 on the initial phase of a multi-phase expansion of our corporate headquarters facility in South Burlington, Vermont, which began in November 1999. We currently expect to begin the second phase of the expansion of our principal corporate offices in South Burlington, Vermont in 2005. We currently anticipate investing approximately $4.3 million in each of 2005 and 2006 related to the expansion project. We lease all of our other facilities, which in the aggregate, constitute approximately 650,000 square feet of office space, of which approximately 143,000 square feet relating to our lease agreement associated with our former Seattle office is not utilized. Our leases will expire between January 31, 2006 and March 31, 2015. From time to time, based on our requirements, we may consider other purchases of property, or the construction of additional office space or the entrance into new leases. We believe that our facilities are adequate for our current needs and that suitable additional space will be available as required.

ITEM 3.    LEGAL PROCEEDINGS

In late 2001, we finalized a “Cooperative Agreement” with a non-regulatory federal agency within the U.S. Commerce Department’s Technology Administration, NIST, whereby we agreed to lead a $9.2 million, multi-year project awarded by NIST to a joint venture composed of IDX and four other joint venture partners (the “SAGE Project”). The SAGE Project entails research and development to be conducted by IDX and its partners in the grant. Subsequently, an employee of IDX made allegations that IDX had illegally submitted claims for labor expenses and license fees to NIST and that IDX never had a serious interest in researching the technological solutions described in the proposal to NIST.

On March 31, 2004, IDX submitted certain information to NIST, which NIST requested in conjunction with a proposed amendment to the Cooperative Agreement. As a result of the amendment, payment on the award is discontinued until IDX demonstrates regulatory compliance relating to certain aspects of its grant accounting and reporting procedures and relating to an in-kind contribution of software IDX made to the project. In issuing the amendment, NIST made no finding of regulatory noncompliance by IDX in connection with the award. In connection with NIST’s amendment, the U.S. Commerce Department, Office of Inspector General (“OIG”), conducted an audit of the SAGE Project. On November 30, 2004, IDX received a draft audit report from the OIG recommending that NIST disallow certain costs. In its January 17, 2005 letter to OIG, IDX objected to the recommendations in the draft audit report. IDX has not yet received a response from NIST or OIG to its January 17th letter, nor has OIG issued its final audit report. IDX intends to vigorously contest the OIG’s draft findings, through the administrative appeal process and/or through judicial review in federal court, if those findings remain in the OIG’s final report.

IDX believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a “qui tam” complaint. IDX has no information regarding the specific allegations in the qui tam complaint. Further, IDX has no information concerning the actual amount of money at issue in the qui tam complaint. IDX has not yet been served with legal process detailing the allegations. Prompted by the employee’s allegations, the Civil Division of the U.S. Attorney’s office in Seattle, Washington, in conjunction with the U.S. Commerce Department, OIG, is investigating whether IDX made false statements in connection with the application for the project award from NIST. The government has informed the Company that it has essentially concluded its investigative work, and is determining whether to proceed with a Federal False Claims Act lawsuit.

In May 2003, the employee filed a complaint against IDX with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03-1158P) asserting that IDX had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the Federal False Claims Act. In addition, among other causes of action, the employee alleged that IDX had violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee requested relief including, but not limited to, an injunction against IDX enjoining and restraining IDX from the alleged harassment and discrimination, wages, damages, attorneys’ fees, interest and costs. In addition, the employee’s complaint alleges that IDX submitted false statements to the government to obtain the grant and to obtain reimbursement from the government for project costs.

On September 30, 2004, the U.S. District Court issued an order dismissing all of the employee’s claims. The dismissal was based on the Court’s finding that the employee acted in bad faith in destroying evidence that he had a duty to preserve. The Court also awarded IDX $65,000 as sanctions, reflecting the cost of investigating and litigating the destruction of evidence. As a result of the District Court’s dismissal order, IDX has requested the District Court to tax costs (e.g., litigation copying costs, deposition costs and the like) against the employee in the amount of $51,259. The Court has not yet ruled on this request for costs. The employee has appealed the dismissal. The employee’s appeal has been stayed pending the District Court’s ruling on the Company’s request for costs, and, as discussed below, the IDX’s motion to enjoin the employee and the Department of Labor from further processing the employee’s complaint before that agency.

In May 2003, the employee filed a complaint against IDX with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee’s complaint asserts that, notwithstanding alleged notice to IDX of the employee’s allegations, management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that IDX acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act’s whistleblower provisions. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, compensation for any damages sustained by the employee as a result of the alleged discrimination, and attorney’s fees. The Occupational Health and Safety Administration (“OSHA”) is investigating the employee’s complaint on behalf of the U.S. Department of Labor, and IDX intends to cooperate in the investigation. On October 14, 2004, IDX requested the U.S. District Court that dismissed the employee’s retaliation claims under the Federal False Claims Act, as noted above, to enter an order enjoining the employee and OSHA from further processing the employee’s retaliation claim filed with the Department of Labor because the claim has been ruled on by the U.S. District Court. OSHA has opposed the motion. The Court has denied on this motion to enjoin the employee and OSHA on February 15, 2005 and we have filed a motion for reconsideration.

We intend to continue to vigorously defend against all of the employee’s claims, which we continue to maintain are without merit. However, the outcome or the impact these claims may have on our operations cannot currently be predicted.

From time to time, we are a party to or may be threatened with other litigation in the ordinary course of its business. We regularly analyze current information, including, as applicable, our defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth: (i) the name and age of each current executive officer of IDX; (ii) the position(s) currently held by each named person; and (iii) the principal occupations held by each person named for at least the past five years.

Executive Officer	Age	Position
James H. Crook, Jr.	48	Chief Executive Officer and Director

Thomas W. Butts	44	President and Chief Operating Officer

John A. Kane	52	Senior Vice President Finance and Administration, Chief Financial Officer and Treasurer

Robert W. Baker, Jr.	56	Managing Director, IDX Systems UK, Senior Vice President, General Counsel and Secretary and Chief Compliance Officer

Robert F. Galin	60	President of IDX Global Business Development and Executive Vice President

Stephen C. Gorman	39	President and General Manager Groupcast Operating Unit

Thomas G. Horton	41	Senior Vice President, Strategy and Business Development

Cynthia Limoges	49	Senior Vice President, Human Resources

Christopher Powell	40	Senior Vice President, Sales

Michael A. Raymer	45	Senior Vice President and General Manager Carecast Operating Unit

Chaofu Jeffrey Kao	38	Senior Vice President and General Manager Flowcast Operating Unit

Walt N. Marti	49	Vice President and General Manager Imagecast Operating Unit

Andrew Treanor	42	General Manager and Operations Director, IDX Systems UK

Mr. Crook, who joined the Company in April 1981, has served as Chief Executive Officer since January 2003 and as a Class II Director since April 2003. Mr. Crook served as President and Chief Operating Officer from February 1999 to December 2002. Mr. Crook served as Vice President of the Company from June 1984 to February 1999. He served as a Director of the Company from July 1984 to June 1995. In addition to serving as Chief Executive Officer, he also served as President from January 2003 to January 2004.

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

Mr. Baker joined the Company as General Counsel and Secretary in July 1989. He served as Vice President from April 1996 until December 2001, when Mr. Baker retired from the Company and maintained a private law practice. In September 2002, Mr. Baker rejoined the Company as Senior Vice President, General Counsel and Secretary and has served as Chief Compliance Officer since February 2004. Mr. Baker has also served as Managing Director, IDX Systems UK Ltd. since February 2005.

Mr. Galin has served in his current positions as President of IDX Global Business Development and Executive Vice President since June 2004. Prior to that time, Mr. Galin served as President of IDX Systems UK, Limited, a wholly owned subsidiary of IDX from September 2003 and Senior Vice President, Sales from June 2000 to June 2004. He served as Vice President, Sales since August 1992 and as Director of Sales from April 1982 to August 1992.

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

Mr. Horton joined the Company in January 2004 as Senior Vice President and has served as Senior Vice President, Strategy and Business Development since June 2004. He also served as a consultant to the Company from November 2003 to December 2003. Prior to joining the Company, Mr. Horton was a management consultant with McKinsey & Company from September 1995 to December 2001. From April 2002 to August 2002 he was Director of Special Projects for Tutor Time Learning Systems, Inc. and from August 2002 to October 2003 served as Interim Chief Operating Officer for Childtime Learning Centers, Inc. after its acquisition of Tutor Time.

Ms. Limoges, who joined the Company as Vice President of Human Resources in February 2000, has served as Senior Vice President, HR since April 2004. Prior to joining the Company, Ms. Limoges served as Director, Customer Services and Human Resources at Vermont Gas Systems, a privately owned natural gas utility from March 1999 until January 2000. Ms. Limoges started at Vermont Gas Systems in 1995 as Director of Human Resources.

Mr. Powell, who joined the Company as sales associate of the Groupcast operating unit in August 1992, has served as Senior Vice President, Sales since January 2005. Prior to that, Mr. Powell served as Vice President of Sales for Groupcast operating unit since January 2002 and served as Sales Manager, Groupcast operating unit from January 2000 to 2002. From 1998 through 2000 Mr. Powell served as a Regional Sales Manager overseeing the sale of Carecast, Flowcast and Groupcast product lines in the Southeast US.

Mr. Raymer, who joined the Company as Vice President of Marketing for the Carecast operating unit in December 2001, has served as Senior Vice President and General Manager Carecast since September 2003. Prior to joining the Company, Mr. Raymer served from August 1998 as Vice President of Products and Vice President of Marketing at Shared Healthcare Systems, a startup building enterprise class web products for long term care facilities. Prior to that, he had served as General Manager/Director of the Clinical Information Systems Division at Nellcor Puritan Bennett/Mallinckrodt Corporation, a manufacturer of medical devices.

Mr. Kao has served as Senior Vice President and General Manager, Flowcast operating unit since October 2004. Prior to joining the Company, Mr. Kao worked as General Manager of Functional Imaging at GE Healthcare from December 2003 to October 2004 and as General Manager of the Nuclear Medicine Modality at GE Healthcare from January 2002 to December 2003. Mr. Kao also served at GE Healthcare in Global Technology as Six Sigma Quality Leader and led the Design of Six Sigma, Design for Reliability, and Design Centers of Excellence for GE Healthcare from May 2001 to January 2002. Prior to that, he served as the Vice President and Member of the Board for GE Fanuc Automation NA in Charlottesville Virginia.

Mr. Marti, who joined the Company as a sales representative in March 1989, has served as Vice President/General Manager, Imagecast operating unit since 1999. Prior to that time, Mr. Marti served the Company in various capacities, including Sales Manager of Systems Division (now known as Groupcast operating unit), Regional Manager of Systems Division (now known as Groupcast operating unit) and Director of Sales of Radiology Imaging Solutions Division (now known as Imagecast operating unit).

Mr. Treanor, who joined the Company as a systems analyst in February 1990, has served as General Manager, UK operations since June 2004 and has served as Operations Director, IDX Systems UK since February 2005. Prior to that time, Mr. Treanor served as Vice President of Healthcare Information Services of Flowcast operating unit from 2002 to June 2004 and served as Vice President of Support and Account Management from 2000 to 2002. From 1992 until 2000, Mr. Treanor served in various management roles.

Each officer serves at the discretion of the Company’s Board of Directors. There are no family relationships among the named officers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Price of and Dividends on Common Stock and Related Matters. The Common Stock of IDX is traded on the NASDAQ National Market under the symbol “IDXC.” The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the NASDAQ National Market.

	High	Low
Quarter/Year	2003
First Quarter 2003	$18.10	$13.34
Second Quarter 2003	$17.93	$13.15
Third Quarter 2003	$27.44	$15.21
Fourth Quarter 2003	$28.06	$20.71

	2004
First Quarter 2004	$37.03	$26.12
Second Quarter 2004	$36.69	$28.14
Third Quarter 2004	$33.14	$26.21
Fourth Quarter 2004	$36.50	$32.30

On February 28, 2005, the Company had approximately 633 stockholders of record. (This number does not include stockholders for whom shares are held in a “nominee” or “street” name.) On February 28, 2005, the closing price of the Company’s Common Stock on the NASDAQ National Market was $34.31.

The Company has not declared or paid a dividend since the Company’s initial public offering in 1995. The Company anticipates that all future earnings will be retained for development of its business and will not be distributed to stockholders as dividends. Restrictions or limitations on the payment of dividends may be imposed in the future under the terms of credit agreements or under other contractual provisions. In the absence of such restrictions or limitations, the payment of any dividends will be at the discretion of the Company’s Board of Directors. The Company did not sell unregistered securities during 2004. The Company did not repurchase any of the Company’s equity securities during 2004.

ITEM 6.    SELECTED FINANCIAL HIGHLIGHTS

The following selected financial data should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are qualified by reference to the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The statement of operations data set forth below for the years ended December 31, 2004, 2003 and 2002, and the balance sheet data at December 31, 2004 and 2003, are derived from audited consolidated financial statements of IDX Systems Corporation included elsewhere herein, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The statement of operations data set forth below for the years ended December 31, 2001 and 2000, and the balance sheet data at December 31, 2002, 2001 and 2000 are derived from consolidated financial statements of IDX Systems Corporation not included herein. See Note 1 of the Notes to the Consolidated Financial Statements for basis of presentation.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except for per share data)
Statement of Operations Data:
Revenues	$520,669	$399,181	$348,246	$295,849	$281,775
Operating income (loss)	43,729	30,352	10,505	(40,303)	(69,452)
Income (loss) from continuing operations	31,762	31,675	10,883	(12,286)	(38,198)
Income (loss) from discontinued operations	—	26,383	(909)	3,688	2,230
Net income (loss)	31,762	58,058	9,974	(8,598)	(35,968)
Diluted net income (loss) per share from continuing operations	$1.00	$1.06	$0.37	$(0.43)	$(1.36)
Diluted net income (loss) per share from discontinued operations	$—	$0.88	$(0.03)	$0.13	$0.08

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$67,346	$25,536	$40,135	$38,083	$16,357
Marketable securities	94,283	79,068	14,300	18,290	54,326
Working capital	170,787	146,363	105,418	104,592	144,722
Total assets	496,915	340,048	287,717	265,322	297,491
Redeemable convertible preferred stock of subsidiary	—	—	—	—	33,140
Total stockholders’ equity	$332,305	$260,654	$192,213	$177,998	$179,110

The results of operations for the periods presented above include certain significant pre-tax charges and gains in the following periods as described below:

2004

A gain of $1.8 million on the sale of investments and charges of $866,000 related to lease abandonment and restructuring charges.

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

This Annual Report on Form 10-K contains “forward-looking statements” as defined in Section 21E and Section 27A of the Securities Exchange Act of 1934. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, statements regarding the health care industry and future trends, statements regarding our products, product development and information technology, statements regarding future revenue or other financial trends, statements regarding future acquisitions, strategic alliances, or other agreements, and statements regarding our intellectual property. If any risk or uncertainty, including but not limited to those identified in the following factors actually occurs, our business, financial condition, the price of our common stock and operating results would likely suffer. Other unforeseen factors not identified herein could also have such an effect. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Factors that could cause or contribute to differences in our future financial results include those discussed below.

INTRODUCTION

Overview

Founded in 1969, IDX Systems Corporation provides information technology (software and service) solutions to maximize value in the delivery of healthcare by improving the quality of patient service, enhancing medical outcomes and reducing the costs of care. We offer business performance and clinical software solutions. Healthcare providers purchase IDX systems, which are designed to be complementary to one another and functionally rich, to improve their patients’ experience through simpler access, safer care delivery and more streamlined accounting.

We generate revenues from system sales and maintenance and service fees. Our system sales are comprised of IDX software licensed to primarily end-user customers under the Flowcast, Groupcast, Carecast and

Imagecast brands, as well as third party hardware and software. Our maintenance and service fees consist primarily of software maintenance fees, installation fees, development fees, professional and technical service fees, consulting fees, outsourcing services, and eCommerce and mailing statement services, which offers EDI, remittance and statement service. Costs relating to system sales consist primarily of external costs for third party hardware and software purchases. Costs relating to maintenance and service fees consist primarily of employee costs and related infrastructure costs incurred in providing installation services, post-installation support and training and consulting services.

Our revenue growth is driven by demand for new healthcare information technology systems and services as well as installation, maintenance and service to our existing customers, which total more than 3,445 installation sites and include more than 150,000 physicians as of December 31, 2004. Our earnings growth is driven primarily by IDX software sales, which yield significantly higher gross profit margins than our hardware and services revenue components. Our ability to maintain or increase our services revenue in the future depends primarily on our ability to increase our installed customer base, resubscribe existing customers to maintenance agreements and to maintain or increase current levels of our professional services business.

Matters Affecting Analysis

In June 2003, we completed the disposition of our wholly owned subsidiary, EDiX, to Spheris, a medical transcription company based in Franklin, Tennessee. With the sale of EDiX, we no longer provide medical transcription outsourcing services. Our condensed consolidated financial statements have been reclassified to reflect EDiX as a discontinued operation for all periods presented in this Annual Report on Form 10-K. As a result, we no longer discuss EDiX as a separate segment. For purposes of this Annual Report on Form 10-K, the discussion will relate to our only segment, Information Systems and Services, which is discussed under the Results of Continuing Operations section below. The results of EDiX are discussed under the Results of Discontinued Operations section below.

Financial Results

In 2004, we expanded our United Kingdom operations to deliver business performance and clinical information technology systems and services to the United Kingdom National Health Service (“NHS”) for the London region and the Southern region of the UK under subcontract arrangements with BT and Fujitsu Services, respectively. During the first quarter of 2004, we finalized our subcontract agreement with BT. BT is the local service provider for the London region contract awarded by the NHS. In December 2003, we reached a binding agreement in principle with Fujitsu Services, which is the local service provider for the Southern region contract awarded by the NHS. We continue to work on finalizing our definitive subcontract agreement to provide our clinical information technology systems to Fujitsu Services in connection with the effort to provide a common solution between the London and the Southern region.

During the second quarter of 2004, we launched Flowcast Business Services Outsourcing, or BSO. Flowcast BSO provides a revenue cycle management outsourcing solution for large physician organizations, hospitals and integrated delivery networks. The Flowcast BSO solution provides the technology and services for key processes in the revenue cycle.

We measure financial performance by monitoring revenue and backlog from systems and services, days sales outstanding, gross profit margin, operating margin and earnings per share. Our revenues from continuing operations increase d 30.4% to $520.7 million in 2004 from $399.2 million in 2003 and 14.6% in 2003 from $348.2 million in 2002. In 2004, Flowcast, Groupcast, Carecast and Imagecast all exceeded their revenues from prior years. We experienced the largest part of our growth in the Carecast business, which combines our business performance and clinical solutions, due to our continued expansion in the UK and in the Imagecast business, which provides integrated information and imaging systems. Our revenues from UK-based customers accounted for approximately 16.1% of our total revenues during 2004.

Our overall cost of sales as a percentage of revenues increased by approximately 0.9% in 2004 as compared to 2003 due to the cost of development services, which yield lower margins and due to the completion of a contract during the fourth quarter of 2004 that was accounted for under the completed-contract method of accounting under which we realized revenues of approximately $13.5 million and costs of $13.3 million. Our operating margin was $43.7 million or 8.4% in 2004 and we reported income from continuing operations of $31.8 million, or $1.00 diluted earnings per share. We generated $51.4 million in cash flow from operating activities and at December 31, 2004, cash and marketable securities totaled $161.6 million.

The statements of operations for 2004, 2003 and 2002 included the following:

•	Income from continuing operations for the year ended December 31, 2004, included before income taxes a gain of $1.8 million on the sale of investments and charges of $866,000 related to lease abandonment and adjustments to restructuring charges.

•	Income from continuing operations for the year ended December 31, 2003, included a $13.1 million income tax benefit resulting from the reversal of our deferred tax asset valuation allowance.

•	Income from continuing operations for the year ended December 31, 2002, included before income taxes: (i) a gain of $4.3 million, resulting from the sale of our majority owned subsidiary, ChannelHealth, to Allscripts, and (ii) a lease abandonment charge of $9.2 million.

A more detailed discussion of our results is presented in the Results of Continuing Operations section below.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our estimates and judgments on our experience, our current knowledge, including terms of existing contracts, and our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

This is not a comprehensive list of all of IDX’s accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Revenue Recognition—We enter into contracts to license software and sell hardware and related ancillary products to customers through our direct sales force. The majority of our system sales attributable to software license revenue are earned from software that does not require significant customization or modification. We recognize revenue for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition and Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and, accordingly, we recognize revenue from software licenses, hardware, and related ancillary products when:

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

We recognize revenues from maintenance services ratably over the term o f the maintenance contract period based on VSOE of fair value. VSOE of fair value is based upon the amount charged for maintenance when purchased separately, which is typically the contract’s renewal rate. Maintenance services are typically stated separately in an arrangement. We classify the allocated fair value of revenues pertaining to contractual maintenance obligations as a current liability, since they are typically for the twelve-month period subsequent to the balance sheet date.

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

Our arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation is completed. The product is deemed accepted unless the customer notifies us otherwise. Generally, we determine that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards (SFAS) No. 5. In addition, certain system and service offerings contain other mutually agreed upon specifications or service level requirements. Certain of our system specifications include a 99.9% uptime guarantee and/or subsecond response time. The length these guarantees typically range from one to three years. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in our consolidated financial statements.

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

Additionally, we enter into certain arrangements for the sale of software that require significant customization. In these instances, we account for the contract in accordance with Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In those situations, we generally recognize revenue on a percentage-of-completion basis using labor input measures, which involves the use of estimates. Labor input measures are used because they reasonably measure the stage of completion of the contract. Revisions to cost estimates, which could be material, are recorded to income in the period in which the facts that give rise to the revision become known.

We also followed the completed-contract method of accounting for one contract. Under the completed-contract method of accounting, revenues and costs are included in operations in the period during which they are completed. During the fourth quarter of fiscal 2004, upon expiration of the contract term, when we completed of all of our contractual obligations, we recognized approximately $13.5 million of revenues, included in maintenance and service fees revenues, and expensed the $13.3 million of deferred contract costs. We had previously accrued for the anticipated loss on this contract of $2.8 million. The actual loss incurred approximated the amount previously accrued. As of December 31, 2004, we had no contracts outstanding accounted for under the completed-contract method.

We recognize losses, if any, on fixed price contracts when the amount of the loss is determined. The complexity of the estimation process and the assumptions inherent in the application of the percentage-of-completion method of accounting affect the amounts of revenue and related expenses reported in our consolidated financial statements. We record revenue earned in excess of billings on uncompleted contracts as an asset with unbilled receivables. We record billings in excess of revenue earned on uncompleted contracts as deferred revenue until revenue recognition criteria are met. Deferred contract costs represent costs incurred for the acquisition of goods or services associated with contracts, including contracts accounted for under the percentage-of-completion method of accounting, and certain pre-contract costs for which revenue has not yet been earned.

We also enter into arrangements that involve the delivery or performance of multiple products and services that include the development and customization of software, implementation services, and licensed software and support services. For these contracts, we apply the consensus of EITF 00-21 to determine whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes. Accordingly, if the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered. We have concluded that the following qualify for separate units of accounting under EITF 00-21: software licenses, including certain integrated third party software products and customization services; implementation and training services, some of which are provided by third parties; and software support and maintenance services, some of which are provided by third parties.

We also enter into arrangements under which we provide hosted software applications. We recognize revenue for these arrangements based on the provisions of EITF No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. Our revenues related to these arrangements consist of system implementation service fees and software subscription fees. We have determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, we recognize system implementation fees ratably over a period of time from when the system implementation services are completed and accepted by the customer to the end of the contractual life of the customer’s subscription agreement. We recognize software subscription fees, which commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed prior to satisfying our revenue recognition policy are reflected as deferred revenue. As of December 31, 2004, the Company had deferred revenue totaling $5.5 million related to system implementation and subscription fees. Prior to the year ended December 31, 2004, the revenues associated with system implementation services were not material.

The application of SOP 97-2 and EITF 00-21 require judgment, including whether a software arrangement includes multiple elements, and if so, whether fair value exists for those elements. Software revenue recognition rules are very complex and prone to subjective interpretations in practical application. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with SOP 97-2 or EITF 00-21, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element. Interpretations would not affect the amount of revenue recognized but could impact the timing of recognition.

We record reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenance and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement.

We include shipping and handling fees billed to customers in revenues in accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping and handling costs are included in cost of sales.

Allowance for Doubtful Accounts and Credits—We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. Substantially all of the

Company’s end-users are large integrated healthcare delivery enterprises principally located in the United States, the United Kingdom and Canada. We perform ongoing credit evaluations of the financial condition of our customers and generally do not require collateral. Although we are directly affected by the overall financial condition of the healthcare industry, we do not believe significant credit risk exists at December 31, 2004. We generally have not experienced any material losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. We maintain an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. Our losses related to collection of trade accounts receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which we re-evaluate on a monthly basis based on specific review of age of our receivable and the period that any receivables are beyond the standard payment terms, is believed by us to be probable.

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

Capitalization of Software Development Costs—We expense all costs incurred in the research, design and development of software for sale to others until technological feasibility is established. Technological feasibility is established when planning, designing, coding and testing activities have been completed so that the working model is consistent with the product design as confirmed by testing. Thereafter, we capitalize and amortize software development costs to software development expense on a straight-line basis over the lesser of 12 to 18 months or the estimated lives of the respective products, beginning when the products are offered for sale. We capitalize software acquired if the related software under development has reached technological feasibility and if there are alternative future uses for the software. We evaluate the recoverability of capitalized software based on estimated future gross revenues reduced by the estimated cost of completing the products and of performing maintenance and customer support. If our gross revenues were to be significantly less than our estimates, the net realizable value of our capitalized software intended for sale would be impaired.

While we believe that our current estimates and the underlying assumptions regarding capitalized software development costs are appropriate, future events could necessitate adjustments to these estimates, resulting in additional software development expense in the period of adjustment.

Income Taxes—We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, measured using the enacted tax rates that will be in effect when these differences are expected to reverse. We have typically had net deferred tax assets at our reporting dates. In assessing the realization of our net deferred tax assets, we evaluated certain relevant criteria, including future taxable income, and tax planning strategies designed to generate future taxable income. We currently believe that future earnings and current tax planning strategies will be sufficient to recover substantially all of our recorded net deferred tax assets. These strategies include estimates and involve judgments relating to certain unrealized gains in our marketable securities. To the extent that facts and circumstances change—for example, if there is a decline in the fair value of the marketable securities—this tax-planning strategy may no longer be sufficient to support certain deferred tax assets and we may be required to increase the valuation allowance. Furthermore, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some portion or all of our recorded deferred tax assets would not be realizable.

The valuation allowance as of December 31, 2003 and 2004 relate primarily relates to state net operating losses and state research and development and other tax credits generated in fiscal 1999 to 2004 through which we can only recognize a benefit through future taxable income. Our deferred tax asset is currently $11.0 million, which we anticipate to be realized within the next 12 to 24 months.

The American Jobs Creation Act of 2004 (the “Act”) introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The President signed the Act into law on October 22, 2004. Even in light of the Act, the Company did not provide for U.S. income taxes on earnings of the Company’s subsidiaries outside of the U.S. The Company’s current intention is to reinvest the total amount of the Company’s approximately $1.7 million of unremitted earnings permanently or repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Accounting for Contingencies—We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with our assessment of these legal proceedings, we must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. We have developed these determinations and related estimates in consultation with outside counsel handling our defense in these matters, and through an analysis of potential results assuming a combination of litigation and defense strategies. See Item 3. “Legal Proceedings” and Note 16 of Notes to Consolidated Financial Statements.

The above listing is not intended to be a comprehensive list of all of our accounting policies. See our audited consolidated financial statements and notes thereto contained in this Annual Report on Form 10-K which contain accounting policies and other disclosures required by generally accepted accounting principles.

NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) is effective for interim or annual periods beginning after June 15, 2005 and must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We currently plan to adopt Statement 123 using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $7.1 million and $2.0 million in 2004 and 2003, respectively. There were no benefits of tax deductions in excess of recognized compensation cost in 2002.

RESULTS OF CONTINUING OPERATIONS

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change represented by line items in our consolidated statements of operations from continuing operations:

	Years Ended December 31,
	2004	% Sales	2003	% Sales	2002	% Sales	Change Year Over Year
							2004 over 2003		2003 over 2002
							$ Variance	% Variance	$ Variance	% Variance
	(in thousands, except percentages and per share amounts)

System sales	$152,537	29.3%	$140,579	35.2%	$116,075	33.3%	$11,958	8.5%	$24,504	21.1%
Maintenance and service fees	368,132	70.7%	258,602	64.8%	232,171	66.7%	109,530	42.4%	26,431	11.4%

Total revenues	520,669	100.0%	399,181	100.0%	348,246	100.0%	121,488	30.4%	50,935	14.6%
Cost of system sales	56,926	10.9%	54,817	13.7%	40,454	11.6%	2,109	3.8%	14,363	35.5%
Cost of maintenance and services	245,124	47.1%	173,207	43.4%	165,993	47.7%	71,917	41.5%	7,214	4.3%
Selling, general and administrative	112,181	21.5%	85,382	21.4%	72,617	20.9%	26,799	31.4%	12,765	17.6%
Software development costs	61,843	11.9%	55,423	13.9%	49,494	14.2%	6,420	11.6%	5,929	12.0%
Restructuring costs	387	0.1%	—	0.0%	—	0.0%	387	*	—	*
Lease abandonment charge	479	0.1%	—	0.0%	9,183	2.6%	479	*	(9,183)	*

Total operating expenses	476,940	91.6%	368,829	92.4%	337,741	97.0%	108,111	29.3%	31,088	9.2%

Operating income	43,729	8.4%	30,352	7.6%	10,505	3.0%	13,377	44.1%	19,847	188.9%
Other income, net	5,035	1.0%	885	0.2%	5,737	1.6%	4,150	468.8%	(4,852)	-84.6%
Income tax (provision) benefit	(17,002)	-3.3%	438	0.1%	(5,359)	-1.5%	(17,440)	-3981.7%	5,797	-108.2%

Income from continuing operations	$31,762	6.1%	$31,675	7.9%	$10,883	3.1%	$87	0.3%	$20,792	191.1%

Diluted income per share from continuing operations	$1.00		$1.06		$0.37		$(0.06)		$0.69

*	Not meaningful

Total Revenues

Total revenues consist of system sales and maintenance and service fees. Our system sales consist of our software licensed to primarily end-user customers, along with third party hardware and software. Maintenance and service fees represent services to implement and support our system sales. More specifically, our maintenance and service fees consist of software maintenance fees, installation fees, professional and technical service fees, training fees, outsourcing services and other miscellaneous fees.

Our eCommerce Services revenues have been historically classified with system sales. These revenues are now included with maintenance and service fees, since a large component of these revenues is service driven. In addition, royalty revenues, which historically have been classified with maintenance and service fees, are now included with system sales, since typically royalties are associated with related system sales. Under certain royalty and revenue-sharing arrangements, we recognize royalty revenue from sales by third parties that incorporate technology licensed from IDX, or we share in revenues received by third parties from IDX customers. Prior year data has been reclassified to conform to the current reporting period.

During the year ended December 31, 2004 as compared to the same period in 2003, total revenues increased 30.4% driven principally by maintenance and service fees, which increased 42.4% due primarily to our development efforts in the UK. This resulted in maintenance and service fees representing a larger portion of our total revenues. We currently anticipate this trend to continue with our development work in the UK.

System Sales

2004 Compared to 2003

The increase in system sales in 2004 was primarily due to increases of $13.6 million in software license and subscription revenues, $1.4 million in royalties and revenue sharing offset by a decrease of $3.0 million in hardware and third party software sales. The increase in software license and subscription revenues was primarily attributable to system sales relating to Imagecast radiology contracts. Royalty and revenue sharing income increased primarily due to the increased level of third party sales in which we share in revenues. The decrease in hardware and third party software sales was due to the timing of certain of our clinical solutions contracts. Our clinical solutions typically represent larger contracts, include hardware and bundled third party software and have a longer installation period with revenue recognized over a longer period of time. As such, hardware and third party software sales are dependant on the timing of the contract sales.

2003 Compared to 2002

The increase in system sales in 2003 was primarily due to an increase in new sales and installations of certain IDX systems. Third party hardware and software sales increased $12.0 million, software license revenues increased $10.1 million and royalty revenues increased $2.4 million as compared to 2002. Third party hardware and software revenues increased to support our increased software license revenues primarily relating to our clinical software solutions, which typically require more bundled third party software than our business performance solutions. The increase in software license revenues of $10.1 million was primarily attributable to system sales from Imagecast RIS, Imagecast PACS and Imagecast Imaging Suite sales. Imagecast PACS was developed in 2001 and 2000 in a joint arrangement with Stentor. Our products typically have a three to eighteen month sales cycle for new customer sales, and at the end of 2002, we had several Imagecast PACS contracts in backlog that were fulfilled in 2003. The increase in royalty and revenue sharing income was primarily due to the increased level of third party sales.

Maintenance and Service Fees

	Years Ended December 31,
	2004	% Sales	2003	% Sales	2002	% Sales	Change Year Over Year
							2004 over 2003		2003 over 2002
							$ Variance	% Variance	$ Variance	% Variance
	(in thousands, except percentages)

Maintenance fees	$155,986	30.0%	$137,205	34.4%	$127,658	36.7%	$18,781	13.7%	$9,547	7.5%
Installation fees	65,588	12.6%	50,590	12.7%	45,144	13.0%	14,998	29.6%	5,446	12.1%
Development services	63,317	12.2%	—	0.0%	—	0.0%	63,317	100.0%	—	0.0%
Consulting, professional and other services	83,241	16.0%	70,807	17.7%	59,369	17.0%	12,434	17.6%	11,438	19.3%

Total maintenance and service fees	$368,132	70.7%+	$258,602	64.8%	$232,171	66.7%	$109,530	42.4%	$26,431	11.4%

+	Does not add due to rounding.

2004 Compared to 2003

The increase in maintenance and service fees was driven largely from our efforts in the UK. The increases in development services, which represent revenues for our development efforts associated with the production and customization of certain product functionalities required under our UK contracts, and installation fees were both primarily related to work performed for our UK customers. This trend will continue in 2005 as we continue our development effort in the UK. In addition, during the fourth quarter of 2004 we completed one contract, representing $13.5 million in revenue that was accounted for under the completed-contract method of accounting whereby revenues and costs are included in operations in the year during which the contract is completed. The increase in maintenance fees for software and hardware support was primarily due to an increase in our installed base of $13.9 million combined with annual maintenance price increases of approximately $4.9 million. Consulting, professional and other fees increased 17.6%, which was primarily attributable to increases in services revenues, principally eCommerce and mailing services. The growth in our eCommerce revenues of $6.4 million was primarily from our medical and physician group practice customers as a result of HIPAA regulation requirements. Increases in our revenues from mailing services of $2.9 million typically follow increases in our eCommerce revenues.

2003 Compared to 2002

The increase in maintenance revenues was primarily attributable to the growth in our installed base of software applications of $5.1 million combined with annual maintenance price increases of approximately $4.4 million. The increase in software installation revenues was consistent with our software license revenue growth. Consulting, professional and other services increased 19.3%, which was primarily attributable to increases in eCommerce and mailing services revenues. Our eCommerce Services business was launched in 2000 and is integrated into our business software solutions workflow to drive increased productivity services, enabling customer HIPAA compliance with EDI formats for eligibility, referrals, claims, remittances, and claims status. The growth in eCommerce Services was primarily from our medical and physician group practice customers as a result of HIPAA regulation requirements. Increases in our revenues from consulting are a result of increased software license sales. Increases in our revenues from mailing services typically follow increases in our eCommerce revenues.

Cost of Sales

The following table indicates the cost of system sales and the cost of maintenance and service fees as a percentage of their respective revenues:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except percentages)
Total revenues	$520,669	$399,181	$348,246
Total cost of system and maintenance sales	302,050	228,024	206,447
Total cost of system and maintenance sales as a percentage of total revenues	58.0%	57.1%	59.3%

System sales:
System sales	$152,537	$140,579	$116,075
Cost of system sales	56,926	54,817	40,454
Cost of system sales as a percentage of system sales	37.3%	39.0%	34.9%

Maintenance and service fees:
Maintenance and service fees	$368,132	$258,602	$232,171
Cost of maintenance and services	245,124	173,207	165,993
Cost of maintenance and services as a percentage of maintenance and services	66.6%	67.0%	71.5%

The cost components of our total revenues vary based on the type of products and services we provide, namely system sales and maintenance and service fees. Our cost of system sales consists primarily of external costs relating to third party hardware and software purchases, while the costs of maintenance and service fees are employee-driven and consist primarily of employee and related infrastructure costs incurred in providing maintenance and installation services, post-installation support and training and consulting services. These costs, as a percentage of total revenues, typically have varied as the mix of revenue (software, bundled third party software, hardware, maintenance and service fees) components carry different margin rates from period to period. In addition, fluctuations in our cost of system sales typically result from the revenue mix of our software license revenue, which has a lower cost percentage and higher margins, and third party hardware and software sales, which have higher cost percentages and lower margins.

Our overall cost of system and maintenance sales as a percentage of total revenues increased in 2004 to 58.0% as compared to 57.1% in 2003 due to the cost of development services and costs recognized under a completed contract during the fourth quarter of 2004. Development services carry a higher cost percentage than other components of maintenance and service fees. We also completed one contract that was accounted for under the completed-contract method of accounting under which we realized revenues of approximately $13.5 million and costs of $13.3 million. Under the completed contract method of accounting, revenues and costs are included in operations in the year during which they are completed. As of December 31, 2004, we had no contracts outstanding accounted for under the completed contract method.

Cost of System Sales

2004 Compared to 2003

Our cost of system sales as a percentage of system sales decreased principally as a result of the change in the product mix between our software license revenue and third party hardware and software sales. IDX software sales, which carry a lower cost of sales percentage, represented a larger portion of system sales during 2004 as compared to 2003. The shift in product mix was attributable to the increase in IDX software licenses relating primarily to Imagecast radiology contracts combined with the decrease in hardware and third party sales as described above.

2003 Compared to 2002

Under an alliance agreement with Stentor, we incur royalties on our Imagecast PACS sales. In 2003, our cost of system sales as a percentage of system sales increased principally due to an increase in royalties directly resulting from the increase in Imagecast PACS sales. In addition, our overall margin on third party software declined i n 2003 as compared to 2002 due to the fact that the third party software component of certain of our clinical software solutions typically yields lower margins than on our business performance workflow solutions, due to the size and complexity of the contracts and the fact that the clinical market is not as mature as the business performance workflow market.

Our product mix between our software license revenue and third party hardware and software sales remained relatively consistent in 2003 as compared to 2002 and therefore did not have a significant impact on our overall margin.

Cost of Maintenance and Service Fees

2004 Compared to 2003

The cost of maintenance and service fees increased $71.9 million or 41.5% during 2004 as compared to 2003 to support the growth in our installed base of software applications. The increase was primarily attributable to increases of $28.6 million in development expenses, $17.3 million in employee compensation and benefit cost, $13.3 million in completed contract costs, $4.7 million in the cost of maintenance, $2.8 million in cost of mailing services, $2.1 million in professional fees and $0.9 million in occupancy expenses. Development expenses, professional fees and employee compensation and benefit costs increased primarily to support the growth in our revenues from our operations in the UK. The increase in development expenses was primarily subcontractor costs incurred to support development revenues generated from our efforts in the UK. Also, a portion of our research and development costs, principally employee compensation and benefit costs, was allocated to the cost of maintenance and services that relate to the development work in the UK related to specific customer contractual arrangements. In addition, during the fourth quarter of 2004, we completed one contract, representing $13.3 million in costs that was accounted for under the completed-contract method of accounting whereby revenues and costs are included in operations during the period in which the contract is completed. Certain third party maintenance contract costs increased as customers upgraded to new systems, which have a higher support cost per user. Mailing services costs increased to support the growth in mailing services revenues. Occupancy expenses increased as a result of the expansion of our facilities in Seattle, WA and the expansion of our UK operations.

As the demand for services from new and existing customers for installation, maintenance and consulting services increases in future periods, we anticipate that our cost of services will also increase. In addition, we expect the cost of maintenance and service fees to increase in future periods, primarily due to classification of development costs related to services provided in the UK as costs of maintenance and service fees, which have higher cost percentages and lower margins than maintenance and installation services. The use of specialized professional outside services may increase as well, further increasing cost of services, which may reduce our overall margin.

2003 Compared to 2002

The increase of $7.2 million in cost of maintenance and service fees was primarily attributable to a $4.4 million increase in outside subcontracting services and increased maintenance costs as a result of growth in our installed base. Fees paid for outside services increased to support the growth in our installed base, primarily for certain of our clinical software solutions, which require more configuration and specialized expertise. Our employee and infrastructure costs related to our maintenance and service fees remained relatively level in 2003 as compared to 2002 due to operational efficiencies as reflected in our lower cost of maintenance and services as a percentage of sales. Overall headcount for our support and installation department was down by 1%.

Selling, General and Administrative Expenses

2004 Compared to 2003

The increase of $26.8 million in selling, general and administrative expenses was principally due to increases of $10.2 million in employee compensation and benefit costs, $7.5 million in outside professional fees, $4.1 million in occupancy expenses, $3.6 million in depreciation charges and $2.3 million in travel related expenses, partially offset by a decrease in bad debt expense of $1.9 million. Selling, general and administrative expenses represented 21.5% of total revenues in 2004 as compared to 21.4% in 2003. The increase was primarily related to the start-up of our UK operations.

The increase in employee compensation and benefit costs was primarily due to the start-up efforts of our UK operations. Professional fees increased principally due to litigation matters as described in Note 16 of Notes to Consolidated Financial Statements, legal fees incurred in the UK, audit and accounting fees incurred in conjunction with the enhanced testing and analysis and the expansion of our UK operations, and consulting fees incurred in conjunction with the Sarbanes-Oxley Act of 2002. Occupancy expenses increased as a result of the expansion of our facilities in Seattle, WA and the expansion of our UK operations. The increase in depreciation charges was primarily attributable to the Enterprise Resource Planning (“ERP”) system, of which a significant portion went live in fourth quarter 2003. The increase in travel related expenses were primarily a result of our expansion in the UK. Bad debt expense decreased by $1.9 million. Provisions added in prior fiscal years were reversed without utilization as a result of a reduction in specifically identified collection risks combined with improved collection experience. During 2004, bad debt write-offs were nominal.

We expect our selling, general and administrative expenses to increase in future periods as we increase our administrative and accounting staff to support our growth. In addition, we anticipate that we will continue to incur higher professional fees in 2005 in conjunction with current litigation matters and increased use of outside professional accounting and consulting firms and outside legal counsel.

2003 Compared to 2002

The increase of $12.8 million in selling, general and administrative expenses was principally due to increases of $4.1 million in occupancy related expenses, $3.2 million in employee compensation and benefit costs, $2.5 million in outside professional fees, $1.1 million in travel related expenses, and $1.0 million in equipment maintenance and depreciation charges. Our occupancy expense increase was primarily related to our Seattle facilities. In 2003, we consolidated our Seattle operations into new expanded facilities increasing our space by approximately 50%, resulting in an increase in our occupancy costs. Selling, general and administrative headcount rose 9% in 2003. Headcount increased 14% for sales and marketing personnel, principally relating to marketing efforts for Imagecast and Carecast, and 2% related to administrative personnel. The increase in travel-related expenses was consistent with the increase in the sales and marketing headcount.

Software Development Costs

Software development costs consist of costs primarily related to our software developers, associated infrastructure costs and outsourced development required to fund product development initiatives. We also use outsourced development. As described in Note 1 to the Notes to Consolidated Financial Statements, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Technological feasibility is established upon the completion of a working model or detail program design. Historically, costs incurred after establishment of technological feasibility have not been significant; however, as we develop products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete testing after technological feasibility has been established may become significantly more extensive. Consequently, we anticipate that as we continue to focus our development efforts on enhancing functionality and developing new applications for our current product suites, capitalized software development costs may become more significant in future reporting periods. Approximately $4.9 million, $3.3 million and $2.5 million of software development costs were capitalized in 2004, 2003 and 2002, respectively. Amortization of software development costs was approximately $3.1 million, $1.6 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following table indicates software development costs as a percentage of system sales:

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except percentages)
Software development costs:
System sales	$152,537	$140,579	$116,075
Software development costs	61,843	55,423	49,494
Software development costs as a percentage of system sales	40.5%	39.4%	42.6%

2004 Compared to 2003

Personnel costs associated with our Carecast development efforts in the UK are expensed as cost of sales and not as software development costs as these relate to development efforts under specific customer contractual arrangements.

The increase in software development costs of $6.4 million was primarily due to increases in personnel costs and outsourced development efforts. Our core efforts in 2004 related to Flowcast version 3.0 and the development of a cardiology solution for IDX Imagecast.

2003 Compared to 2002

The $5.9 million increase in 2003 over 2002 was due to increases in personnel costs of approximately $5.6 million and associated infrastructure costs of approximately $1.9 million, partially offset by an increase in capitalized software development costs, net of amortization, of $1.6 million. Research and development headcount increased 7%, which was consistent with the increase in our personnel related costs, and associated infrastructure costs increased primarily due to the increase in our occupancy expenses associated with our facilities in Seattle. We continue to focus our development efforts on enhancing functionality and developing new applications for our current product suites.

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

On June 1, 2004, we entered into an agreement to terminate our contractual commitments under the remaining lease. Such termination was, in part, related to the restructuring. We paid $1.5 million to terminate the lease, which was approximately $386,000 higher than the amount accrued at the date of lease termination.

Lease Abandonment Charges

A lease abandonment charge of $9.2 million recorded in the fourth quarter of 2002 was related to asset impairment and rent obligations through 2005 under the lease agreement associated with our former Seattle office. In 2003, we consolidated our Seattle operations into the new office space and abandoned the space subject to the 1999 lease, and we have been unable to secure a sub-tenant to assume our prior lease. The lease abandonment charge consisted of costs related to the net present value of future lease payments of approximately $7.9 million and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. During 2004 and 2003, lease payments of approximately $2.5 million and $2.8 million, respectively, were made. In the event that we are able to secure a sub-tenant to assume our prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the consolidated financial statements in the period in which the sub-lease agreement is signed.

In December 2004, we entered into a sublease agreement for a portion of our facilities under lease in San Diego, which was formerly used principally for EDiX operations and was being utilized during 2004 for sales and support services from continuing operations. The sublease agreement is for a contractual period of three years commencing January 1, 2005 with sublease rental income totaling $783,000 over the term of the sublease. Our lease term expires October 31, 2010. We vacated the subleased portion of the facilities in December 2004 and recorded a lease abandonment charge of $479,000 related to lease payments of $1.8 million and other costs of approximately $75,000 primarily related to commissions incurred in connection with the sublease, offset with sublease rental income of $1.4 million. Sublease rental income was assumed for the entire lease term. In the event that the Company is unable to secure a sub-lessee for the remaining three years of the lease term, the loss of sublease income would be recorded in the period in which the Company determines that sublease rentals could not be reasonably obtained. In the event that the Company is unable to secure a sub-lessee during the time between the date the present sublease expires, and the date at which the Company determines sublease rental could not be reasonably obtained, the loss of sub-lease income would be recorded in the period in which the property in not subleased.

In December 2004, we formulated a plan to abandon the leased facilities in Winston-Salem, North Carolina related to the PointDx acquisition (See Notes 2 and 3 of Notes to Consolidated Financial Statements). We currently anticipate exiting the facilities no later than May 31, 2005. The lease abandonment liability, which represents lease payments of approximately $173,000 for the period June 1, 2005 through the end of the lease term in 2006, was reflected in the allocation of the purchase price. Upon finalization of the exit plan, goodwill will be increased or decreased by any changes to the liability, if any.

Of the $3.2 million accrual remaining at December 31, 2004, approximately $2.9 million will be paid during 2005 and approximately $350,000 in 2006.

Other Income (Expense)

The following table sets forth the components of other income (expense):

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Other income (expense)
Interest income	$2,933	$1,389	$1,802
Interest expense	(610)	(504)	(338)
Gain on sale of investment in subsidiary	—	—	4,273
Gain on sale of investments	1,757	—	—
Foreign currency exchange gain (loss), net	878	—	—
Other investment income	77	—	—

Total other income, net	$5,035	$885	$5,737

Interest Income (Expense)

2004 Compared to 2003

The increase in interest income was due to higher domestic interest rates and higher average domestic invested balances resulting from the proceeds received from the sale of EDiX in June 2003, as well as to higher average invested balances in the UK, which earned greater interest rates than domestic balances. In addition, we received interest income of approximately $343,000 on certain state income tax refunds.

The increase in interest expense in 2004 as compared to 2003 was due to the write-off of loan origination fees on our previous line of credit.

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

Gain on Sale of Investment in Subsidiary

In 2001, we sold certain of the net assets and operations of our majority owned subsidiary, ChannelHealth, to Allscripts, a public company providing point-of-care electronic prescribing and productivity solutions for physicians. In addition to the sale, we entered into a ten-year strategic alliance whereby Allscripts is the exclusive provider of point-of-care clinical applications sold by IDX to physician practices.

Pursuant to the Allscripts strategic alliance agreement, we guaranteed that Allscripts’ gross revenues resulting from the alliance (less any commissions paid to IDX) would amount to at least $4.5 million for fiscal year 2001. Due to this contingency, we deferred $4.5 million of the gain as of the date of the transaction and recognized a gain of $35.5 million in 2001. An additional gain of $4.3 million was recognized in the first quarter of 2002 when the contingency was resolved.

Gain on Sale of Investments

In 2004, we realized gains of approximately $1.8 million from the sale of 207,000 shares of our investment in Allscripts common stock.

Foreign Currency Exchange Gains (Losses), net

Receivables generated for the US entity from certain contractual arrangements with customers in the UK are primarily denominated in the pound sterling. In addition, since we have both the intent and ability to settle our inter-company balances, we have designated these balances, which are denominated in pounds sterling, as short-term in nature and therefore, record foreign currency exchange gains (losses) to our consolidated statements of income. During 2004, we incurred a net foreign currency transaction gain of $878,000.

Income Tax Provision (Benefit)

Our income tax provision represented a tax provision of $17.0 million in 2004, a tax benefit of $438,000 in 2003 and a tax provision of $5.4 million in 2002. The effective rate was 34.9% in 2004, (1.4)% in 2003 and 33.0% in 2002. We currently anticipate a consolidated effective tax rate of approximately 38.0% for the year ending December 31, 2005.

2004:

Our 2004 effective income tax rate was 34.9% resulting in an income tax provision of $17.0 million. Our effective income tax rate for 2004 was lower than our historical tax rate of 40.0% primarily due to our use of research and development credits to offset income taxes and the reversal of certain reserves for items deducted on prior period tax returns for which the statute of limitations has expired.

2003:

Our 2003 effective rate of (1.4)% was significantly lower than our historical tax rate of 40.0% due to the utilization of previously reserved net operating losses and research and experimentation credits to offset income taxes and the reversal of approximately $13.1 million of deferred tax asset valuation allowances. While the realization of our deferred tax assets cannot be assured, we concluded that at December 31, 2003, a reduction in our valuation allowance was warranted. This was based on indications that future earnings would be sufficient to recover substantially all of our previously unrecognized deferred tax assets and our expectations that we would more likely than not realize future tax benefits through tax planning strategies designed to generate future taxable income. These strategies included estimates and involved judgment relating to unrealized gains on our investment in publicly traded common stock that, at that time, we accounted for using the equity method of accounting. To the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of our recorded deferred tax assets would not be realizable.

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

RESULTS OF DISCONTINUED OPERATIONS

The following is a summary of the results of discontinued operations for the year ended December 31, 2002 and for the period beginning on January 1, 2003 through June 18, 2003, the date of closing of the sale of EDiX (in thousands):

	For the period January 1, 2003 through June 18, 2003	Year ended December 31, 2002
Revenues	$54,810	$111,822

Income (loss) from discontinued operations, net of $117 income tax provision in 2003 and $447 income tax benefit in 2002	$(119)	$(909)
Gain on disposal of discontinued operations, including a $2,733 income tax benefit	26,502	—

Income (loss) from discontinued operations, net of tax	$26,383	$(909)

EDiX’s medical transcription service fee revenue totaled $54.8 million in 2003, a decline of 51.0% compared with revenue of $111.8 million in 2002 due primarily to the sale of EDiX on June 18, 2003.

Income from discontinued operations in 2003 was $26.4 million as compared to a loss of $900,000 in 2002. The income in 2003 was attributable to the $26.5 million gain, including a tax benefit of $2.7 million, on the disposal of the EDiX business and an operational loss of $119,000, net of tax. The operational loss in 2003 declined from the 2002 operational loss in general due to tighter controls over discretionary spending. The 2002 operational net loss was attributable to an increase in cost of services from 82.6% of sales as compared to 78.6% of sales in 2001 due primarily to higher labor and related costs.

The 2003 tax provision of $117,000 on the pre-tax loss from discontinued operations of $2,000 was primarily due to certain state tax payments. The gain on the disposal of EDiX resulted in an income tax benefit of $2.7 million due to the fact that our tax basis in the stock of EDiX exceeded the net proceeds from the sale, resulting in a capital loss on the sale for tax purposes. A tax benefit arises from this deductible temporary difference, which more likely than not will reverse in the foreseeable future and be realized. The effective tax rate for discontinued operations was 33% for 2002. The 2002 effective tax rate was lower than the historical tax rate of 40.0% primarily due to the utilization of previously reserved net operating losses used to offset income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We primarily generate cash from the sale of our software, maintenance fees, which are typically paid on a monthly basis, implementation services and providing professional and consulting services. We primarily use cash to pay employees’ salaries, commissions and benefits, pay rent for office facilities, procure insurance, pay taxes and pay vendors for services and supplies. We also use cash to procure capital assets to support our business. We principally have funded our operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured lines of credit. At December 31, 2004, we had no debt, $67.3 million in cash and cash equivalents, $94.3 million in short-term investments, consisting of investments in equities and highly liquid short-term municipal securities, and $170.8 million of working capital.

Operating Activities:

Net cash provided by continuing operations is principally comprised of net income and is primarily affected by the net change in accounts and unbilled receivables, deferred contract costs, accounts payable and accrued expenses, deferred revenues and non-cash items relating to depreciation and amortization, deferred taxes, and certain components of lease abandonment and restructuring charges. Due to the nature of our business, accounts and unbilled receivables, deferred contract costs, deferred revenue, and accounts payable can fluctuate considerably due to, among other things, the length of installation efforts, which is dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers’ management and general economic conditions. As we continue to market more comprehensive clinical systems, the required amount of customization and length of the delivery cycle has also increased.

The increase in accounts receivable and unbilled receivables of $26.2 million was primarily due to our expansion in the UK. In 2004, accounts receivable from customers, including unbilled receivables, have been collected on average within 86 days, which represents a decrease of one day as compared to the year ended December 31, 2003 and five days as compared to the year ended December 31, 2002. During the fourth quarter of 2004, we completed one contract that was accounted for under the completed-contract method of accounting whereby revenues and costs are included in operations in the year during which the contract is completed. Included in revenues are approximately $13.5 million in revenues related to this contract. Excluding the completed contract revenues, our days sales outstanding was 88 days during 2004, which represents an increase of one day as compared to the year ended December 31, 2003. We currently expect DSO to range from 80 to 85 days in 2005.

Deferred contract costs, which represent costs incurred on revenues not yet recognized, increased $62.5 million during 2004 as compared to 2003 primarily due to payments for goods and services related to future deliverables under certain of our UK contracts. This was also the primary reason for the increase in accounts payable and accrued expenses of $28.0 million. We determine the amount of revenues and contract costs to be recognized in operations, including deferred contract costs, based upon a measurement of progress to completion in accordance with the provisions of SOP 81-1. The costs that accumulate in the deferred contract costs account are contract costs as contemplated by SOP 81-1 and consist primarily of third party networking and software licensing costs, IDX labor costs and third party labor costs. These costs pertain to the customization and modification of the software required under these contracts. Certain of our contracts provide for fixed, date-dependent payments that, during the software customization phase of the arrangement, are payable to IDX after the associated services are performed. We deem this schedule of payments to constitute extended payment terms. Accordingly, we limit the revenue to be recognized to the amount of payments that are due. We currently expect billings and associated revenues to occur according to the contract terms on contracts where costs have been incurred in excess of billings and associated revenues. Deferred revenues increased $49.1 million due primarily to deferred revenues and billings in excess of revenues earned relating to our UK contracts. The deferred revenues and billings in excess of revenues earned will be earned as services are performed.

In 2004, net deferred tax assets decreased by $12.9 million primarily as a result of the recognition of a deferred tax liability on the unrealized gains relating to available-for-sale securities. Net deferred tax assets increased $11.0 million in 2003 as a result of the reversal of a significant portion of our deferred tax valuation allowance.

Investing Activities:

Cash flows used in investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. During 2004, 2003 and 2002, we invested approximately $5.7 million, $13.6 million and $6.5 million, respectively, in the acquisition and implementation of an enterprise resource planning system and plan to invest approximately $3.4 million during 2005 related to this system implementation. In 2004, we invested approximately $5.3 million in equipment and leasehold improvements related to our UK facilities. In April 2000, we entered into a new operating lease for office space in Seattle, Washington, which commenced in 2003, for a period of 12 years. We invested approximately $4.4 million and $3.7 million in 2003 and 2002, respectively, for improvements related to the Seattle lease. In 2005, we currently expect to begin the second phase of the expansion of our principal corporate offices in South Burlington, Vermont. We currently anticipate investing approximately $4.3 million each in 2005 and 2006 related to the expansion project. In 2003, cash flows from investing activities also included the inflow of $53.6 million from the sale of EDiX, net of transactions costs and net of $8.2 million of cash transferred as part of EDiX’s net assets. See Note 2 of the Notes to the Consolidated Financial Statements.

Investing activities may also include purchases of, interests in, loans to and acquisitions of businesses for access to complementary products and technologies. In 2004, cash flows used in investing activities included the acquisition of PointDx for $7.2 million, net of cash acquired. We expect these activities to continue, but there can be no assurance that we will be able to successfully complete any such purchases or acquisitions in the future.

In April 2002, we acquired a minority interest in Stentor, Inc., one of our strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor for $7.5 million. Each preferred share is convertible, at any time at our option, into one share of common stock of Stentor, subject to certain adjustments. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount we paid to purchase such shares. Stentor is a privately held company and therefore it is difficult to determine a fair market value for these shares. Management periodically reviews this investment for indications of impairment.

Financing Activities:

Cash flows provided by (used in) financing activities historically relate to the issuance of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan and proceeds from our line of credit. In December 2004, we entered into a new $50.0 million Revolving Credit Facility with several banks. This agreement provides revolving credit for $50.0 million with additional minimum increments of $25.0 million available up to a maximum of $150.0 million. Interest on outstanding borrowings is based upon one of two options, which we select at the time of the borrowing. The first option is the highest of the bank’ s prime rate, the secondary market rate for three-month certificates of deposit plus 1.0%, and the federal funds effective rate plus 0.5%. The second option is the London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 75.0 to 175.0 basis points as defined in the agreement and is available only for borrowings in excess of $2.0 million. In addition, we may, subject to availability, request Letters of Credit in an aggregate amount not to exceed $10.0 million. The Revolving Credit Facility will expire on December 22, 2009. At December 31, 2004, no amounts were outstanding under the Revolving Credit Facility and the Company had no letters of credit outstanding.

We currently own, through a wholly owned subsidiary, approximately 7.3 million shares of common stock of Allscripts Healthcare Solutions, Inc., a public company listed on the NASDAQ National Market under the symbol MDRX. This investment had a quoted market value of approximately $77.6 million as of December 31, 2004, based on the last reported sales price per share of Allscripts common stock on the NASDAQ National Market on that date, of which $20.0 million is included in marketable securities at December 31, 2004. The common stock is subject to certain sale restrictions that may significantly impact the market value. See Note 4 of the Notes to Consolidated Financial Statements.

FASB Statement 123(R) will require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $7.1 million and $2.0 million in 2004 and 2003, respectively.

We expect that our requirements for office facilities and other office equipment will grow as staffing requirements dictate. Our operating lease commitments consist primarily of office leases for our operating facilities. We plan to increase our professional staff during 2005 as needed to meet anticipated sales volume and to support research and development efforts for certain products. To the extent necessary to support increases in staffing, we may obtain additional office space.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash in the future periods:

(in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Non-cancelable leases	$14,773	$13,632	$13,890	$14,223	$13,619	$65,965	$136,102
Purchase commitments	5,748	3,832	—	—	—	—	9,580
Acquisition related commitments	4,000	—	—	—	—	—	4,000

Total contractual obligations	$24,521	$17,464	$13,890	$14,223	$13,619	$65,965	$149,682

Of the $136.1 million in non-cancelable lease obligations, approximately $3.2 million is accrued at December 31, 2004 as a lease abandonment charge and as a restructuring cost. See Notes 3 and 8 of the Notes to the Consolidated Financial Statements.

We believe that the level of our cash and investment balances, anticipated cash flow from operations and our $50 million revolving credit facility will be sufficient to satisfy our cash requirements for the next eighteen months. To date, inflation has not had a material impact on our revenues or income.

OFF-BALANCE SHEET ARRANGEMENTS

During the year ended December 31, 2004, we did not engage in:

•	Material off-balance sheet activities, including the use of structured finance or special purpose entities;

•	Trading activities in non-exchange traded contracts; or

•	Transactions with persons or entities that benefit from their non-independent relationship with IDX.

BACKLOG

At December 31, 2004, the Company had total backlog of $1.2 billion. Backlog consists of fees due under signed contracts, primarily software license fees, third party hardware and software sales, software maintenance and installation services including anticipated renewals for a period of 12 months, installation services and consulting services that have not yet been recognized as revenue. The Company’s maintenance contracts automatically renew for successive one-year periods unless either party gives notice to the other of its intention not to renew such term. At December 31, 2003, the Company had total backlog of $652.7 million. Of the total 2004 backlog of $1.2 billion, the Company expects that $426.0 million will be fulfilled in 2005. The increase in our backlog and the increase in the amount that will not be fulfilled in 2005 primarily relate to services revenues on certain long-term clinical contracts that extend beyond our typical twelve to eighteen months installation periods.

RELATED PARTY TRANSACTIONS

Mr. Richard E. Tarrant, the Chairman of our Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation (“LBJ Real Estate”). Certain executive officers of LBJ Real Estate are also members of our Board of Directors or executive officers of the Company, including Mr. Robert H. Hoehl, a member of our Board of Directors, and John A. Kane, our Senior Vice President, Chief Financial Officer and Treasurer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl and an independent individual. LBJ Real Estate holds a 1% general partnership interest in 4901 LBJ Limited Partnership, a Vermont limited partnership (“LBJ”), and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, President of IDX Global Business Development and Executive Vice President, and two other employees hold the remaining 72.95% limited partnership interest.

Through September 30, 2003, we leased an office building from LBJ. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. We continue to lease the real estate from the new owners under a new lease agreement. Lease agreements are based on fair market value rents and are reviewed and approved by independent members of our Board of Directors. Total rent paid to LBJ was approximately $414,000 and $555,000 in 2003 and 2002, respectively.

Commencing in April 2004, we began leasing office facilities in the UK from a customer, the University College of London Hospital (“UCLH”). The lease term is for ten years and provides of annual base rent of £483,150 ($925,715 using the exchange rate of 1.9160 at December 31, 2004), plus our share of taxes and maintenance costs. The lease includes a provision for annual increases for maintenance, subject to a cap, in accordance with the UK Retail Price Index. In addition, in fifth year of the term of the lease there is a provision for an increase in the annual base rent. Total rent expense related to this lease amounted to $546,000 during 2004.

As a result of the sale of Channelhealth to Allscripts, we currently own approximately 18.8% of the common stock of Allscripts at December 31, 2004. As part of a 10-year strategic alliance agreement beginning on January 9, 2001, Allscripts is obligated to pay us a percentage of Allscripts’ revenue related to our customers. We recorded revenues from our strategic alliance with Allscripts of approximately $2.4 million, $1.0 million and $900,000 in 2004, 2003 and 2002, respectively. We also lease office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $344,000, $394,000 and $351,000 in 2004, 2003 and 2002, respectively. In addition, in 2003, we received a $300,000 payment from Allscripts in consideration for termination of expansion obligations.

We currently own 562,069 shares or Series D convertible preferred stock in Stentor, Inc., which constitutes approximately 4% ownership on an as-converted basis. We currently have a Distribution and Development agreement with Stentor, Inc. that allows us and Stentor, Inc. to mutually distribute each other’s products into new and existing customers that may be merged into the collective MIMS system. We pay each other one-time up-front initiation royalties based on execution of new customer agreements and ongoing sustaining royalties on a quarterly basis over the life of the customer agreements based on total new managed radiology studies for a given period. Royalty revenue included in system sales for the years ended December 31, 2004, 2003 and 2002 were $2.9 million, $2.9 million and $1.2 million, respectively. Royalty expense included in cost of system sales were $5.4 million, $5.5 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Internationally, we currently operate in Canada and the United Kingdom. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

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

As described in Note 5 in Notes to Consolidated Financial Statements contained in Part II; Item 8 of this Annual Report on Form 10-K, from time to time we use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities denominated in the British pound sterling. The terms of these forward contracts are for periods matching the underlying exposures and generally are for one month. At December 31, 2004, we had no outstanding forward contracts. We do not use forward contracts for trading or speculative purposes.

The market risk associated with the forward foreign exchange contracts resulting from currency exchange rate or interest rate movements is expected to mitigate the market risk of the underlying assets and liabilities being hedged. Our net assets denominated in a currency other than the functional currency were approximately $10.5 million at December 31, 2004. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets by approximately $1.1 million with a corresponding charge to operations. During the year ended December 31, 2004, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

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

The only significant equity investment that we hold is our investment in Allscripts. The fair value of the available-for-sale portion of our investment in Allscripts recorded in marketable securities as of December 31,

2004 was $20.0 million. An adverse change in the stock price of Allscripts would result in a reduction in the fair value of our investment; however, would not result in a loss since our investment in Allscripts was previously accounted for under the equity method of accounting, which resulted in the elimination of the carrying value of the investment.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost, which is only adjusted if an other-than-temporary impairment exists, as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The carrying value of these investments at December 31, 2004 was $9,340,000. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$67,346	$25,536
Marketable securities	94,283	79,068
Accounts receivable, less allowance for doubtful accounts of $3,945 in 2004 and $4,669 in 2003	116,659	85,971
Unbilled receivables	5,822	9,273
Deferred contract costs	24,209	3,961
Refundable income taxes	7,514	8,564
Prepaid and other current assets	8,199	7,485
Deferred tax asset	—	5,899

Total current assets	324,032	225,757
Property and equipment
Equipment and leasehold improvements, net of accumulated depreciation and amortization	54,924	46,291
Real estate, net of accumulated depreciation	39,367	39,925

	94,291	86,216
Other:
Deferred contract costs, less current portion	42,295	—
Capitalized software costs, net	5,596	3,806
Goodwill, net	7,163	2,508
Other intangible assets, net	2,514	104
Other assets	10,063	10,253
Deferred tax asset	10,961	11,404

Total assets	$496,915	$340,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,524	$13,688
Accrued expenses	48,864	41,155
Deferred revenue	62,278	24,551
Deferred tax liability	6,579	—

Total current liabilities	153,245	79,394
Deferred revenue, less current portion	11,365	—

Total liabilities	164,610	79,394

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.01 per share; 5,000 shares authorized, none issued	—	—
Common stock, par value $0.01 per share; 100,000 shares authorized; issued and outstanding 30,890 shares and 29,728 shares in 2004 and 2003, respectively	309	297
Additional paid-in capital	237,231	210,158
Deferred compensation	—	(78)
Retained earnings	82,040	50,278
Accumulated other comprehensive income (loss)	12,725	(1)

Total stockholders’ equity	332,305	260,654

Total liabilities and stockholders’ equity	$496,915	$340,048

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except for per share data)
Revenues
System sales	$152,537	$140,579	$116,075
Maintenance and service fees	368,132	258,602	232,171

Total revenues	520,669	399,181	348,246
Operating expenses
Cost of system sales	56,926	54,817	40,454
Cost of maintenance and services	245,124	173,207	165,993
Selling, general and administrative	112,181	85,382	72,617
Software development costs	61,843	55,423	49,494
Restructuring costs	387	—	—
Lease abandonment charges	479	—	9,183

Total operating expenses	476,940	368,829	337,741

Operating income	43,729	30,352	10,505
Other income (expense)
Interest income	2,933	1,389	1,802
Interest expense	(610)	(504)	(338)
Gain on sale of investment in subsidiary	—	—	4,273
Gain on sale of investments	1,757	—	—
Foreign currency exchange gain (loss), net	878	—	—
Other investment income	77	—	—

Total other income	5,035	885	5,737

Income before income taxes	48,764	31,237	16,242
Income tax (provision) benefit	(17,002)	438	(5,359)

Income from continuing operations	31,762	31,675	10,883
Discontinued operations
Loss from discontinued operations, net of income taxes	—	(119)	(909)
Gain on sale of discontinued operations, net of income taxes	—	26,502	—

Income (loss) from discontinued operations	—	26,383	(909)

Net income	$31,762	$58,058	$9,974

Basic net income (loss) per share
Income from continuing operations	$1.05	$1.08	$0.38
Income (loss) from discontinued operations	—	0.90	(0.03)

Basic net income per share	$1.05	$1.98	$0.34 +

Basic weighted-average shares outstanding	30,271	29,345	28,939

Diluted net income (loss) per share
Income from continuing operations	$1.00	$1.06	$0.37
Income (loss) from discontinued operations	—	0.88	(0.03)

Diluted net income per share	$1.00	$1.94	$0.34

Diluted weighted-average shares outstanding	31,681	30,003	29,114

+	Does not add due to rounding.

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Par Value
	(in thousands)
Balances at December 31, 2001	28,839	$289	$196,525	$(1,051)	$(17,754)	$(11)	$177,998
Comprehensive income:
Net income	—	—	—	—	9,974	—	9,974
Unrealized gain on marketable securities	—	—	—	—	—	26	26

Comprehensive income:							10,000
Stock issued upon exercise of nonqualified stock options	39	—	548	—	—	—	548
Stock issued upon exercise of incentive stock options	7	—	40	—	—	—	40
Stock issued pursuant to employee stock purchase plan	315	3	3,280	—	—	—	3,283
Stock issued under director stock compensation plan	2	—	44	—	—	—	44
Amortization of restricted stock	—	—	—	300	—	—	300

Balances at December 31, 2002	29,202	$292	$200,437	$(751)	$(7,780)	$15	$192,213
Comprehensive income:
Net income	—	—	—	—	58,058	—	58,058
Unrealized loss on marketable securities	—	—	—	—	—	(16)	(16)

Comprehensive income:							58,042
Stock issued upon exercise of nonqualified stock options	300	3	4,516	—	—	—	4,519
Stock issued upon exercise of incentive stock options	30	1	168	—	—	—	169
Stock issued pursuant to employee stock purchase plan	246	2	3,340	—	—	—	3,342
Stock issued under director stock compensation plan	4	—	69	—	—	—	69
Tax benefit related to exercise of nonqualified stock options	—	—	1,968	—	—	—	1,968
Effect of acceleration of IDX options on the sale of EDiX	—	—	132	—	—	—	132
Cancellation of restricted stock	(75)	(1)	(1,200)	751	—	—	(450)
Issuance of common stock for compensation	21	—	521	—	—	—	521
Stock issued under director stock option plan	—	—	207	(207)	—	—	—
Amortization of stock issued under director option plan	—	—	—	129	—	—	129

Balances at December 31, 2003	29,728	$297	$210,158	$(78)	$50,278	$(1)	$260,654
Comprehensive income:
Net income	—	—	—	—	31,762	—	31,762
Unrealized gain on marketable securities	—	—	—	—	—	12,448	12,448
Foreign currency translation adjustments						278	278

Comprehensive income:							44,488
Stock issued upon exercise of nonqualified stock options	920	9	15,011	—	—	—	15,020
Stock issued upon exercise of incentive stock options	78	1	861	—	—	—	862
Stock issued pursuant to employee stock purchase plan	161	2	4,004	—	—	—	4,006
Stock issued under director stock compensation plan	3	—	76	—	—	—	76
Tax benefit related to exercise of nonqualified stock options	—	—	7,121	—	—	—	7,121
Amortization of stock issued under director option plan	—	—	—	78	—	—	78

	30,890	$309	$237,231	$—	$82,040	$12,725	$332,305

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Operating Activities:
Net income	$31,762	$58,058	$9,974
Add: Loss from discontinued operations, net of income taxes	—	119	909
Less: Gain on disposal of discontinued operations, net of income taxes	—	(26,502)	—

Net income from continuing operations	31,762	31,675	10,883
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	16,891	12,527	11,370
Amortization	3,378	1,639	2,495
Stock-based compensation	154	457	300
Tax benefit related to exercise of non-qualified stock options	7,121	1,968	—
Deferred taxes	5,227	(10,967)	4,905
Bad debt expense	(754)	1,176	996
Foreign currency transaction (gains) losses, net	(878)	—	—
Gain on sale of investments	(1,757)	—	—
Gain on sale of investment in subsidiary	—	—	(4,273)
Loss on disposition of asset	29	—	93
Restructuring charges	387	—	—
Lease abandonment charge	479	—	9,183
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(26,151)	(9,825)	(11,935)
Deferred contract costs	(62,543)	—	—
Prepaid expenses and other assets	(644)	(2,719)	(2,710)
Accounts payable and accrued expenses	27,999	2,137	3,314
Federal and state income taxes	1,565	(974)	6,002
Deferred revenue	49,092	6,582	(2,040)

Net cash provided by operating activities from continuing operations	51,357	33,676	28,583

Investing Activities:
Purchase of property and equipment, net	(24,604)	(29,021)	(18,925)
Purchase of marketable securities	(96,323)	(215,365)	(49,698)
Proceeds from sale of marketable securities	102,876	150,574	53,729
Business acquisitions, net of cash acquired	(7,193)	—	—
Proceeds from the sale of EDiX Corporation, net of cash	—	53,645	—
Other assets	(4,750)	(3,359)	(11,086)

Net cash used in investing activities from continuing operations	(29,994)	(43,526)	(25,980)

Financing Activities:
Proceeds from sale of common stock	19,888	8,029	3,835
Proceeds from notes payable to bank	—	23,727	79,181
Repayment of notes payable to bank	—	(42,454)	(75,454)
Other financing activities	(140)	—	(622)

Net cash provided by (used in) financing activities from continuing operations	19,748	(10,698)	6,940

Effect of exchange rate fluctuations on cash and cash equivalents	699	—	—
Net cash provided by (used in) continuing operations	41,810	(20,548)	9,543
Net cash provided by (used in) discontinued operations	—	5,949	(7,491)

Net increase (decrease) in cash and cash equivalents	41,810	(14,599)	2,052
Cash and cash equivalents at beginning of year	25,536	40,135	38,083

Cash and cash equivalents at end of year	$67,346	$25,536	$40,135

Supplemental Cash Flow Information
Cash paid during the year for the total Company:
Interest	$161	$66	$122
Income taxes	$2,424	$3,457	$952
Non-Cash Financing Activities:
Issuance of restricted stock, net of forfeitures	$—	$(1,201)	$—
Issuance of common stock for compensation	$76	$521	$—
Business Acquisitions, Net of Cash Acquired
Fair value of assets acquired	$804	$—	$—
Liabilities assumed, including acquisitions costs of $155,000	$(634)	$—	$—
Cost in excess of net assets acquired	$4,655	$—	$—
Acquired technology	$2,514	$—	$—

Cash paid	$7,339	$—	$—
Less cash acquired	$(146)	$—	$—

Net cash paid for transaction	$7,193	$—	$—

See accompanying notes.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.    SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

IDX Systems Corporation (“IDX” or the “Company”) provides healthcare information systems and services to large integrated healthcare delivery enterprises principally located in the United States, the United Kingdom and Canada. Revenues are derived from the licensing of software, hardware sales and providing maintenance and services related to systems sales.

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

Certain reclassifications have been made in the accompanying consolidated financial statements to conform to the 2004 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management ‘s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Revenue Recognition

IDX enters into contracts to license software and sell hardware and related ancillary products to customers through its direct sales force. The majority of the Company’s system sales attributable to software license revenue are earned from software that does not require significant customization or modification. The Company recognizes revenue for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, as amended by SOP No. 98-4, SOP 98-9 and clarified by Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements and SAB No. 104, Revenue Recognition and Emerging Issues Task Force (EITF) Issue No. 00-21, Accounting for Revenue Arrangements

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

with Multiple Deliverables (“EITF 00-21”) and, accordingly, the Company recognizes revenue from software licenses, hardware, and related ancillary products when:

•	persuasive evidence of an arrangement exists, which is typically when a customer has signed a non-cancelable sales and software license agreement;

•	delivery, which is typically FOB shipping point for perpetual licenses, and for term-based licenses the later of FOB shipping point or the commencement of the term, is complete for the software (either physically or electronically), hardware and related ancillary products;

•	the customer’s fee is deemed to be fixed or determinable and free of contingencies or significant uncertainties; and

•	collectibility is probable.

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

The Company recognizes revenues from professional services based on VSOE of fair value when: (1) a non-cancelable agreement for the services has been signed or a customer’s purchase order has been received and (2) the professional services have been delivered. VSOE of fair value is based upon the price charged when professional services are sold separately and is typically based on an hourly rate for professional services.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company’s arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation is completed. The product is deemed accepted unless the customer notifies the Company otherwise. Generally, the Company determines that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards (SFAS) No. 5. In addition, certain system and service offerings contain other mutually agreed upon specifications or service level requirements. Certain of our system specifications include a 99.9% uptime guarantee and/or subsecond response time. The length these guarantees typically range from one to three years. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

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

Additionally, the Company enters into certain arrangements for the sale of software that require significant customization. In these instances, the Company accounts for the contract in accordance with Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company generally recognizes revenue on a percentage-of-completion basis using labor input measures, which involves the use of estimates. Labor input measures are used because they reasonably measure the stage of completion of the contract. Revisions to cost estimates, which could be material, are recorded to income in the period in which the facts that give rise to the revision become known.

Under the completed-contract method of accounting, revenues and costs are included in operations in the period during which the contracts are completed. The Company also followed the completed-contract method of accounting for one contract. During the fourth quarter of fiscal 2004, upon expiration of the contract term, when the Company completed all of the Company’s contractual obligations, the Company recognized approximately $13.5 million of revenues, included in maintenance and service fees revenues, and expensed the $13.3 million of deferred contract costs. The Company had previously accrued for the anticipated loss on this contract of $2.8 million. The actual loss incurred approximated the amount previously accrued. As of December 31, 2004, the Company had no other outstanding contracts accounted for under the completed-contract method.

The Company recognizes losses, if any, on fixed price contracts when the amount of the loss is determined. The complexity of the estimation process and the assumptions inherent in the application of the percentage-of-

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

completion method of accounting affect the amounts of revenue and related expenses reported in the Company’s consolidated financial statements. The Company records revenues earned in excess of billings on uncompleted contracts as an asset with unbilled receivables and records billings in excess of revenue earned on uncompleted contracts as deferred revenues until revenue recognition criteria are met. Deferred contract costs represent costs incurred for the acquisition of goods or services associated with contracts, including contracts accounted for under the percentage-of-completion method of accounting, and certain pre-contract costs for which revenue has not yet been earned.

The Company also enters into arrangements that involve the delivery or performance of multiple products and services that include the development and customization of software, implementation services, and licensed software and support services. For these contracts, the Company applies the consensus of EITF 00-21 to determine whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes. Accordingly, if the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered. The Company has concluded that the following qualify for separate units of accounting under EITF 00-21: software licenses, including certain integrated third party software products and customization services; implementation and training services, some of which are provided by third parties; and software support and maintenance services, some of which are provided by third parties.

The Company also enters into arrangements under which the Company provides a hosted software application. The Company recognizes revenue for these arrangements based on the provisions of EITF Issue No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of SAB No. 101, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. The Company’s revenues related to these arrangements consist of system implementation service fees and software subscription fees. The Company has determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, the Company recognizes system implementation fees ratably over a period of time from when the system implementation services are completed and accepted by the customer to the end of the contractual life of the customer’s subscription agreement. The Company recognizes software subscription fees, which commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed prior to satisfying the Company’s revenue recognition policy are reflected as deferred revenue. As of December 31, 2004, the Company had deferred revenue totaling $5.5 million related to system implementation and subscription fees. Prior to the year ended December 31, 2004, the revenues and deferred revenues associated with system implementation services were not material.

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

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company records reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenances and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. For 2004, 2003, and 2002 reimbursable out-of-pocket expenses were $7.7 million, $7.5 million, and $7.7 million, respectively.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company has classified the re-imbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue.

Software Development Costs

The Company accounts for the development cost of software intended for sale in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, (“SFAS 86”). Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model. Software development costs, when material, are stated at the lower of unamortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to revenues of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for using the straight-line method over twelve to eighteen months or the product’s estimated economic life, if shorter. IDX capitalizes software acquired if the related software under development has reached technological feasibility and if there are alternative future uses for the acquired software. Capitalized software development costs are $5.6 million and $3.8 million at December 31, 2004 and 2003, respectively, net of accumulated amortization. Amortization of capitalized software amounted to $3.1 million, $1.6 million and $2.4 million in 2004, 2003 and 2002, respectively. Excluding capitalized software development costs and the related amortization expense, research and development costs were $63.7 million, $57.1 million and $49.6 million in 2004, 2003 and 2002, respectively.

Cost of Sales

Costs relating to system sales consist of external costs for bundled third-party hardware and software purchases. Shipping costs on goods shipped to customers are included in cost of system sales. Costs relating to maintenance and service fees consist primarily of employee costs and related infrastructure costs incurred in providing installation services, post-installation support and training and consulting services.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents.

Investments in Securities

The Company accounts for its investments in equity securities, which have readily determinable fair values, as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

reported, net of tax, as a separate component of accumulated other comprehensive income. For realized gains and losses on available-for-sale securities, the Company utilizes the specific identification method as the basis to determine cost. Investments in unconsolidated affiliates are accounted for by the equity method when the Company holds more than 20% but less than 50% of the voting equity interest, or below 20% interest but have significant influence over the operations of the companies. As of December 31, 2004, the Company held no such investments. Investments in entities over which the Company exerts no significant influence and representing an ownership interest of less than 20% are accounted for under the cost method.

The Company monitors all equity securities for declines in fair value. If such declines are considered to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis, and the amount of the write-down is charged to earnings. As of December 31, 2004, the Company concluded that none of its investment in equity securities had other-than-temporary impairments.

Accounts Receivable and Unbilled Receivables

Accounts receivable represent recorded revenues that have been billed. Unbilled receivables represent recorded revenues that are billable by the Company at future dates under the terms of a contract with a customer. Unbilled receivables represent revenues recognized on contracts in excess of billings under the percentage-of-completion method of accounting.

Fair Value of Financial Instruments

Financial instruments primarily consist of cash and cash equivalents, marketable securities, investments, accounts receivable, unbilled receivables, accounts payable and capital lease obligations. As of December 31, 2004 and 2003, the carrying amounts of these instruments approximate their fair values. The estimated fair values have been determined from information obtained from market sources and management estimates.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks are principally cash and cash equivalents, marketable securities, investments, accounts receivable and unbilled receivables. The Company invests its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount of credit exposure to any one financial institution. The Company places its marketable securities in a variety of financial instruments and, by policy, limits the amount of credit exposure through diversification and by restricting its investments to highly rated debt and equity securities. Substantially all of the Company’s end-users are large integrated healthcare delivery enterprises principally located in the United States, the United Kingdom and Canada. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at December 31, 2004. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of trade accounts receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company re-evaluates on a monthly basis based on specific review of receivable aging and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

For 2004, there was one customer who accounted for approximately 11.4% of consolidated revenues and 14.5% of accounts receivable at December 31, 2004. No single customer accounted for more than 10% of IDX’s consolidated revenues or accounts receivable in 2003 and 2002.

Deferred Contract Costs

Deferred contract costs represent costs incurred for the acquisition of goods and services associated with contracts, including contracts accounted for under the percentage-of-completion method of accounting, and certain pre-contract costs for which revenue has not yet been earned. Deferred contract costs consist primarily of third-party networking and licensing costs, IDX labor costs and third party labor costs. Certain of the Company’s contracts provide for fixed, date-driven payments that, during the software customization phase of the arrangement, are payable to the Company after the associated services are performed. For these contracts, the Company deems this schedule of payments to constitute extended payment terms, and accordingly limits the revenue to be recognized to the amount of payments that are due. The associated revenue will be recognized in the future period that payment becomes due.

The Company defers direct and incremental system implementation related hosted software arrangements in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans Initial Direct Costs of Leases. The costs deferred consist of employee compensation and benefits for those employees directly involved with performing system implementation, as well as other direct and incremental costs. The costs are amortized to costs of revenues ratably over a period of time from when the system implementation is completed and accepted by the customer to the end of the contractual life of the customer’s subscription agreement. All costs incurred in excess of the related revenues are expensed as incurred. The Company accrues costs in excess of contractual amounts when the loss is probable and estimable. As of December 31, 2004, there are no amounts accrued for anticipated losses under contractual arrangements. As of December 31, 2004, the Company had deferred costs related to system implementation services for hosted software arrangements totaling $1.0 million. Prior to the year ended December 31, 2004, due to the fact that the revenues associated with system implementation services were not material, no costs were capitalized.

Property and Equipment

Real estate, which includes land, buildings and related improvements, is stated at cost. Buildings and related improvements are depreciated using the straight-line method over their estimated useful lives of 30 to 40 years. Equipment is stated at cost and is depreciated straight-line over its estimated useful life of two to five years for computer equipment and five to ten years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the lesser of the original term of the respective lease or the estimated useful life of the asset. Costs of developing and obtaining software for internal use are accounted for in accordance with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed for Internal Use,” and are included in Property and Equipment. These costs are amortized over their estimated useful life of five to seven years.

Repairs and maintenance costs are expensed as incurred.

Goodwill and Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized but are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets that have finite lives are amortized over their useful lives.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Long-Lived Asset Impairment

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During this review, the Company re-evaluates the significant assumptions used in determining the original cost and estimated lives of long-lived assets. Although the assumptions may vary from asset to asset, they generally include operating results, changes in the use of the asset, cash flows and other indicators of value. Management then determines whether the remaining useful life continues to be appropriate or whether there has been an impairment of long-lived assets based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets’ recovery. If impairment exists, the Company would adjust the carrying value of the asset to fair value, generally determined by a discounted cash flow analysis. In connection with a lease abandonment in 2002, the Company recorded an impairment charge of approximately $1,315,000 related to the write-off of leasehold improvements under the abandoned lease (Note 2).

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

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar. The functional currency of the Company’s subsidiary in the United Kingdom is the pound sterling. Accordingly, the assets and liabilities of the Company’s subsidiary are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company accounts that have been determined to be temporary in nature and cash, accounts receivable and accounts payable denominated in non–functional currencies.

Net Income (Loss) Per Share

Basic net income (loss) per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Dilutive net income (loss) per share is determined by including the dilutive effect of all potential common shares outstanding during the year.

Comprehensive Income

Other comprehensive income (loss) consists of unrealized gains and losses on the Company’s marketable securities and foreign currency translation adjustments.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Advertising Costs

Advertising costs are charged to operations as incurred. The Company does not have any direct-response advertising. Advertising costs, which includes trade shows and conventions, were approximately $1.3 million, $0.6 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, and were included primarily in selling, general and administrative expenses in the consolidated statements of income.

Accounting For Stock-Based Compensation

At December 31, 2004, the Company had stock-based compensation plans, which are described separately in Note 13. The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying IDX shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). In general, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and therefore, no compensation expense is recorded. In addition, no compensation expense is recorded for purchases under the 1995 Employee Stock Purchase Plan (the “ESPP”), as the plan is non-compensatory under the provisions of APB No. 25. The intrinsic value of restricted stock units and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period.

SFAS No. 123, Accounting for Stock-Based Compensation, establishes the fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for stock options granted to employees and directors and for employee stock purchases under the ESPP under SFAS 123. The table below summarizes the pro forma operating results of the Company had compensation cost been determined in accordance with the fair value based method prescribed by SFAS 123.

	Year ended December 31,
	2004	2003	2002
	(in thousands, except for per share data)
Net income (loss) as reported	$31,762	$58,058	$9,974
Add:
Stock-based compensation expense included in reported net income, net of tax effect	96	320	230

Deduct:
Total stock-based employee compensation under fair value based methods, net of tax effect	(5,822)	(6,689)	(5,536)

Pro forma net income (loss)—SFAS 123	$26,036	$51,689	$4,668

Basic net income (loss) per share:
As reported	$1.05	$1.98	$0.34
Pro forma—SFAS 123	$0.86	$1.76	$0.16

Diluted net income (loss) per share:
As reported	$1.00	$1.94	$0.34
Pro forma—SFAS 123	$0.82	$1.72	$0.16

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The fair value of stock purchase plan rights and options granted is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of stock purchase plan rights granted in 2004, 2003 and 2002 was $6.77, $4.54 and $3.65, respectively, with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: expected term of 0.50 year, volatility of 28.2%, 44.1% and 51.5%, dividend yield of 0% and risk-free interest rate of 2.1%, 1.0% and 3.0%. The weighted average fair value of options granted was $13.10, $6.90 and $3.65 for 2004, 2003 and 2002, respectively, with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: expected option term of 4 years, volatility of 52.4%, 60.9% and 51.5%, dividend yield of 0% and risk-free interest rate of 3.1%, 3.2% and 3.0%.

During 2004, the Company entered into Executive Retention Agreements with certain key executives that provide, if certain conditions exist subsequent to a change in control of the Company, that the executives will receive both acceleration of vesting and extension of the exercise period on their stock-based awards. In accordance with APB Opinion No. 25, the Company has measured the intrinsic value of these individuals’ stock awards as of the modification date, which totaled approximately $37.0 million. If the acceleration of vesting and the extension of the exercise period occurs pursuant to the Executive Retention Agreements, this intrinsic value of any outstanding awards as of the date of separation will be recorded as compensation expense in the Company’s Consolidated Statements of Income. If the award vests and is exercised prior to the separation, the intrinsic value as of the date of modification is not recognized.

New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) is effective for interim or annual periods beginning after June 15, 2005 and must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company currently plans to adopt Statement 123 using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $7.1 million and $2.0 million in 2004 and 2003, respectively. There were no benefits of tax deductions in excess of recognized compensation cost in 2002.

2.    BUSINESS COMBINATIONS AND DIVESTITURES

2004

On November 22, 2004, the Company acquired all the outstanding common stock of PointDx, Inc. (“PointDx”), a developer of structured medical reporting technology located in Winston-Salem, North Carolina for approximately $7.3 million, including acquisition costs. PointDx was subsequently merged into a subsidiary of the Company. The PointDx structured reporting technology will be directly integrated into the IDX Imagecast RIS and Imagecast PACS, designed to achieve a standardized, efficient relationship between workflow and the imaging activities for radiology. The acquisition was financed with cash on hand with $3.3 million, including acquisition costs, paid at closing. The remaining $4.0 million will be paid out in four equal installments of $1.0 million over the course of an earn-out process through 2005, subject to reductions as defined under the terms of the agreement and is included in accrued expenses as of December 31, 2004. The agreement also contains a provision for the payment of a contingent consideration in the amount of an additional $1.0 million, subject to reductions as defined under the terms of the agreement, in the event that the Company sells a certain number of products incorporating PointDx technology prior to November 1, 2006. Goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. The Company is not required to make any further earn-out payments. This transaction was accounted for using the purchase method of accounting and, accordingly, results of operation for PointDx are included in the Company’s consolidated financial statements since the date of acquisition.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table, which is based upon an independent valuation and management estimates, summarizes the allocation of the minimum purchase price to the fair values of assets acquired and liabilities assumed at the date of acquisition.

Fair Values
(in thousands)
Assets:
Current assets	$697
Furniture and equipment	107
Intangible assets	2,514
Goodwill	4,655

Total assets acquired	7,973
Total liabilities assumed	(634)

Fair value of net assets acquired	$7,339

Included in liabilities assumed is a provision for lease abandonment costs of approximately $173,000 relating to the leased facilities of PointDx (See Note 3).

The Company believes that the acquisition of PointDx resulted in the recognition of goodwill primarily because of synergies unique to the Company and the strength of its acquired workforce. The intangible assets represent acquired technology, which will be amortized over its expected useful life of seven years. The goodwill and the acquired technology are not deductible for tax purposes.

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.

2003

On June 18, 2003, the Company sold its wholly owned subsidiary, EDiX, to TEM resulting in a net gain on the sale of discontinued operations of $26.5 million. The Company received $64.0 million in cash from TEM in exchange for all the capital stock of EDiX. The Company transferred approximately $8.2 million of cash to TEM as part of the sale of EDiX, resulting in a net cash inflow related to the EDiX sale of $53.6 million, net of transaction costs. EDiX represented the Company’s medical transcription services segment (See Note 18).

Summarized selected financial information for the discontinued operations through the date of closing of the sale of EDiX (June 18, 2003) is as follows:

	For the Period January 1, 2003 Through June 18, 2003	Year Ended December 31, 2002
	(in thousands)
Revenues	$54,810	$111,822

Pre-tax income (loss) from discontinued operations	$(2)	$(1,356)
Pre-tax gain on disposal of discontinued operations	23,769	—
(Provision) benefit for income taxes from income (loss) from discontinued operations	(117)	447
Benefit for income taxes from the gain on disposal of discontinued operations	2,733	—

Income (loss) from discontinued operations, net of tax	$26,383	$(909)

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

2002

In April 2002, the Company exercised a warrant and acquired 562,069 preferred shares in Stentor, Inc. for approximately $7.5 million. The Company has entered into a strategic alliance agreement with Stentor. Each preferred share is convertible, at any time at the option of the holder, into one share of common stock of Stentor, subject to certain adjustments. At December 31, 2004, the Company’s ownership interest in Stentor on an as converted to common stock basis was 4.3%. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount paid by the Company to purchase such shares. Stentor is a California based medical informatics company with products for medical image and information management. The warrant was issued to the Company in November 2000 in connection with the alliance agreement that was entered into by the parties to jointly develop a medical image and information management system (MIMS) combining the Company’s Imaging Suite product with the image distribution technology from Stentor. This investment is carried at cost. There is currently no public market for the preferred shares.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

3.    RESTRUCTURING COSTS AND LEASE ABANDONMENT CHARGES

Restructuring Costs

On September 28, 2001 the Company announced its plan to restructure and realign its large physician group practice businesses. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company’s employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, in connection with costs associated with employee severance arrangements of approximately $5.6 million, lease payment costs of approximately $5.2 million, and equipment and leasehold improvement write-offs related to the leased facilities of $8.6 million and other restructuring costs, primarily related to professional and consulting fees related to the restructuring. Workforce related accruals, consisting principally of employee severance costs, were based on specific identification of employees to be terminated, along with their job classification and functions, and their location. Approximately 200 employees were terminated primarily in the Flowcast operating unit and certain corporate services functions. Substantially all work force related actions were completed during the fourth quarter of 2001, with the exception of a minimal number of staff assigned to transition teams. The table below sets forth the significant components and activity in the restructuring program (in thousands):

	Employee Severance and Termination Benefits	Lease Costs	Fixed Asset Impairment	Other	Total
Balance September 28, 2001	$5,557	$5,174	$8,595	$190	$19,516
Non-cash charge	—	—	(8,595)	—	(8,595)
Cash payments	(4,026)	(539)	—	(64)	(4,629)

Balance December 31, 2001	1,531	4,635	—	126	6,292
Non-cash charge	—	—	—	—	—
Cash payments	(1,531)	(1,766)	—	(126)	(3,423)

Balance December 31, 2002	—	2,869	—	—	2,869
Non-cash charge	—	—	—	—	—
Cash payments	—	(1,458)	—	—	(1,458)

Balance December 31, 2003	—	1,411	—	—	1,411
Restructuring related charges		317	69		386
Non-cash charge	—	—	(69)	—	(69)
Cash payments	—	(1,728)	—	—	(1,728)

Balance December 31, 2004	$—	$—	$—	$—	$—

Interest expense relating to restructuring costs was $18,000, $109,000, and $165,000 during 2004, 2003 and 2002, respectively.

Lease Abandonment Charges

In 1999, the Company entered into a lease commitment for new office space in Seattle under a lease that commenced in 2002. The Company continued to utilize its existing space and an active search for a sublessor was initiated and has been ongoing. In 2002, the Company consolidated its Seattle operations into the new office space and abandoned its then existing office space. Due to the depressed Seattle real estate market and the inability to obtain a sublessor, the Company recorded a lease abandonment charge of $9.2 million in its

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Information Systems and Services business segment in the fourth quarter of 2002. The lease abandonment charge is related to lease payments of approximately $7.9 million through the end of the lease term in 2005 and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. During 2004 and 2003, lease payments of approximately $2.5 million and $2.8 million, respectively, were made. The $2.6 million accrual remaining at December 31, 2004 will be paid in 2005. While currently not anticipated, in the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the consolidated financial statements in the period in which the sub-lease agreement is signed.

In December 2004, the Company entered into a sublease agreement for a portion of its facilities under lease in San Diego, which was formerly used principally for EDiX operations and was being utilized during 2004 for sales and support services from continuing operations. The sublease agreement is for a contractual period of three years commencing January 1, 2005 with sublease rental income totaling $783,000 over the term of the sublease. The Company’s lease term expires October 31, 2010. The Company vacated the subleased portion of the facilities in December 2004 and recorded a lease abandonment charge of $479,000 related to lease payments of $1.8 million and other costs of approximately $75,000 primarily related to commissions incurred in connection with the sublease, offset with sublease rental income of $1.4 million. In accordance with SFAS No. 146, the Company has assumed sublease rental income for the entire lease term in calculating the applicable lease abandonment charge. The Company has assumed sublease rental income beyond the current contractual sublease term at the same rate as the contracted rate due to the fact that the Company believes that this represents the most probable sublease rate. In the event that the Company is unable to secure a sub-lessee for the remaining three years of the lease term, the loss of sub-lease income would be recorded in the period in which the Company determines that sublease rentals could not be reasonably obtained. In the event that the Company is unable to secure a sub-lessee during the time between the date the present sublease expires, and the date at which the Company determines sublease rental could not be reasonably obtained, the loss of sub-lease income would be recorded in the period in which the property in not subleased.

In December 2004, the Company formulated a plan to abandon the leased facilities in Winston-Salem, North Carolina related to the PointDx acquisition (See Note 2). The Company anticipates exiting the facilities no later than May 31, 2005. The lease abandonment liability represents lease payments of approximately $173,000 for the period April 1, 2005 through the end of the lease term in 2006. Upon finalization of the exit plan, goodwill will be increased or decreased by any changes to the liability, if any.

The following table sets forth the significant components and activity in lease abandonment charges (in thousands):

	Balance December 31, 2002	Non-Cash Charge	Cash Payments	Balance December 31, 2003	Lease Abandonment Charges	Non-Cash Charge	Cash Payments	Balance December 31, 2004
Lease costs	$7,867	$—	$(2,768)	$5,099	$652	$—	$(2,534)	$3,217
Fixed asset impairment	1,315	(1,315)	—	—		—	—	—

	$9,182	$(1,315)	$(2,768)	$5,099	$652	$—	$(2,534)	$3,217

Of the $3.2 million accrual balance at December 31, 2004, approximately $2.9 million will be paid in 2005 and $350,000 in 2006. Interest expense relating to lease abandonment charges was $208,000 and $340,000 during 2004 and 2003, respectively. No interest expense was incurred during 2002.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

4.     MARKETABLE SECURITIES AND INVESTMENTS

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

At the time of sale, the Company accounted for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, the Company recognized its pro-rata share of Allscripts losses during the 2001 fiscal year resulting in the elimination of the carrying value of this investment. At December 31, 2004, the Company owned approximately 18.8% of the outstanding shares of common stock of Allscripts. Due to the fact that the Company’s equity interest in Allscripts has fallen below 20% and that the Company no longer significantly influences the financial or operating policies of Allscripts, the equity method was discontinued during the third quarter of 2004. The Company accounts for its investment in Allscripts as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, available-for-sale investments, which have readily determinable fair values, are reported at fair value with unrealized gains and losses, net of taxes, reported in Other Comprehensive Income as part of shareholders’ equity. The fair market value of this stock is affected by the Company’s contractual restriction that it is allowed to sell only 25% of its initial Allscripts shares in any one year. Restricted stock does not meet the readily determinable fair value criterion under SFAS 115; however, any portion of the security holding that can be reasonably expected to qualify for sale within one year is not considered restricted.

At December 31, 2004, the estimated market value of the Company’s investment in Allscripts is approximately $77.6 million, based on the last reported sales price per share of Allscripts common stock on the NASDAQ National Market on that date. Of this amount, $20.0 million is reported in Marketable Securities, which represents the fair value at December 31, 2004 of Allscripts shares that can be sold within one year.

The following is a summary of marketable securities at December 31, 2004 and 2003:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
December 31, 2004
Short-term municipal securities	$74,275	$—	$—	$74,275
Equity securities	4	20,004	—	20,008

	$74,279	$20,004	$—	$94,283

December 31, 2003
Short-term municipal securities	$62,500	$—	$—	$62,500
U.S. government securities	1,733	1	—	1,734
Other debt securities	9,925	—	(10)	9,915

Total debt securities	74,158	1	(10)	74,149

Equity securities	5	1	—	6
Money-market funds	4,913	—	—	4,913

	$79,076	$2	$(10)	$79,068

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Unrealized gains and losses on marketable securities are recorded, net of any tax effect, as a separate component of stockholders equity. Gross realized gains of $1.8 million were recorded in 2004 from investments based on the specific identification method. There were no gross realized gains in 2003 and 2002. There were no gross realized losses from the sale of available-for-sale securities in 2004, 2003 and 2002.

The amortized cost and estimated fair value of debt securities at December 31, 2004 by contractual maturity, with an average life to maturity of 30 days, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$74,275	$74,275

The amortized cost and estimated fair value of debt securities at December 31, 2003 by contractual maturity, with an average life to maturity of 72 days, were as follows:

	Cost	Estimated Fair Value
	(in thousands)
Due in one year or less	$78,796	$78,788
Due after one year through three years	200	200
Due after three years	80	80

	$79,076	$79,068

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost, which is only adjusted if an other-than-temporary impairment exists, as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of December 31, 2004, the carrying value of these investments was approximately $9,340,000.

5.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING AGREEMENTS

From time to time, the Company enters into forward foreign exchange contracts to hedge, on a net basis, the foreign currency exposure of a portion of the Company’s assets and liabilities denominated in the British pound sterling, including inter-company accounts. Inter-company transactions are denominated in the functional currency of our foreign subsidiary in order to centralize foreign exchange risk in the parent company in the United States. Increases or decreases in our foreign currency exposures are partially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. The terms of these forward contracts are generally for one month. The Company does not use forward contracts for trading or speculative purposes. The forward contracts are not designated as cash flow or fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, and do not represent effective hedges. All outstanding forward contracts are marked to market at the end of the period and recorded on the balance sheet at fair value in other current assets and other current liabilities. The changes in fair value from these contracts and from the underlying hedged exposures are generally offsetting and are recorded in other income, net in the accompanying Consolidated Statement of Income.

During the year ended December 31, 2004, the Company recorded net foreign currency transaction gains of approximately $878,000. At December 31, 2004, the Company had no forward foreign exchange contracts outstanding.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

6.    PROPERTY AND EQUIPMENT

Equipment and leasehold improvements consist of the following:

	December 31,
	2004	2003
	(in thousands)
Computer equipment and software	$97,769	$77,255
Furniture and fixtures	14,239	13,155
Leasehold improvements	13,794	11,531

	125,802	101,941
Less accumulated depreciation and amortization	(70,878)	(55,650)

	$54,924	$46,291

Real estate consists of the following:
	December 31,
	2004	2003
	(in thousands)
Land	$3,228	$3,228

Buildings and improvements	$39,615	$39,181
Less accumulated depreciation	(3,476)	(2,484)

	$36,139	$36,697

	$39,367	$39,925

7.    GOODWILL AND INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets with finite useful lives are amortized over their useful lives.

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the second quarter of fiscal 2004. The fair value of the reporting units was estimated using the expected present value of future cash flows. The Company used an independent valuation and management’s estimates to determine goodwill acquired in 2004. The valuation was based upon expected future discounted operating cash flows as well as an analysis of recent sales or offerings of similar companies. Based on the applicable valuations, it was determined that no impairment of goodwill exists.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(in thousands)
Balance, beginning of year	$2,508	$2,411
Goodwill acquired	4,655	97

Balance, end of year	$7,163	$2,508

The goodwill of $97,000 capitalized in 2003 related to contingent consideration for an acquisition completed in 1999. No further earn-out payments relating to this acquisition are required.

Acquired technology is amortized on a straight-line basis over its estimated useful life of seven years. The carrying values of acquired technology are reviewed if the facts and circumstances suggest that they may be impaired. The acquired technology represents currently marketable purchased software, which the Company currently intends to enhance and incorporate into the Company’s existing product prior to general release, which is currently anticipated to occur in 2006. The Company will commence amortization of the acquired technology upon general release of the product in which the acquired technology is incorporated.

Estimated aggregate amortization expense for intangible assets is as follow:

Year Ending December 31,	Total
(in thousands)
2005	$—
2006	224
2007	359
2008	359
2009	359
Thereafter	1,213

$2,514

8.     ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2004	2003
	(in thousands)
Employee compensation and benefits	$9,522	$11,380
Accrued expenses	5,783	3,800
Accrued cost of sales	13,860	6,298
Payments due related to acquisitions	4,000	—
Accrual for lease abandonment charge	3,217	5,099
Restructuring costs	—	1,411
Income taxes	8,376	7,717
Other	4,106	5,450

	$48,864	$41,155

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

9.    DEFERRED REVENUES

Deferred revenues, which include billings on contracts in excess of related revenues recognized under the percentage-of-completion method of accounting, consist of the following:

	December 31,
	2004	2003
	(in thousands)
Maintenance and services	$54,975	$19,409
Systems	8,771	4,181
Billings in excess of revenues earned on uncompleted contracts	9,897	961

	$73,643	$24,551

	December 31,
	2004	2003
	(in thousands)
Short-term deferred revenues	$62,278	$24,551
Long-term deferred revenues	11,365	—

	$73,643	$24,551

10.    CONTRACTS IN PROCESS

The components of uncompleted contracts are as follows:

	December 31,
	2004	2003
	(in thousands)
Revenue earned on uncompleted contracts	$62,206	$8,688
Less billings to date	71,841	8,416

	$(9,635)	$272

Revenue earned under the percentage-of-completion method of accounting in excess of billings on uncompleted contracts are recorded as unbilled receivables. Billings on contracts in excess of related revenues recognized under the percentage-of-completion method of accounting are recorded as deferred revenues. The components of uncompleted contracts are reflected in the balance sheet are as follows:

	December 31,
	2004	2003
	(in thousands)
Revenue earned in excess of billings on uncompleted contracts	$262	$1,233
Billings in excess of revenues earned on uncompleted contracts	(9,897)	(961)

	$(9,635)	$272

11.    FINANCING ARRANGEMENTS

The Company had a revolving line of credit agreement (the “Line”) allowing the Company to borrow up to $40.0 million, subject to certain restrictions, bearing interest at the bank’s base rate plus .25%. The Line was secured by deposit accounts, accounts receivable and other assets. As of December 31, 2003, no amounts were

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

outstanding under the Line. On June 30, 2004, the Company provided notice to terminate the revolving line of credit agreement and the termination was effective as of July 30, 2004.

In December 2004, the Company entered into a new $50.0 million Revolving Credit Facility with several banks. This agreement provides revolving credit for $50.0 million with additional minimum increments of $25.0 million available up to a maximum of $150.0 million. Interest on outstanding borrowings is based upon one of two options, which the Company selects at the time of the borrowing. The first option is the highest of the bank’s prime rate, the secondary market rate for three-month certificates of deposit plus 1.0%, and the federal funds effective rate plus 0.5%. The second option is the London Interbank Offered Rated (“LIBOR”) plus applicable margins ranging from 75.0 to 175.0 basis points as defined in the agreement and is available only for borrowings in excess of $2.0 million. In addition, the Company may, subject to availability, request Letters of Credit in an aggregate amount not to exceed $10.0 million. The Credit Agreement contains customary representations, warranties and covenants, including financial covenants. No amounts are pledged as collateral against the Revolving Credit Facility. The Revolving Credit Facility will expire on December 22, 2009. At December 31, 2004, the bank’s prime rate, the secondary market rate for three-month certificates of deposit, the federal fund effective rate and the LIBOR rate were 5.25%, 2.38%, 2.0625% and 2.4%, respectively. At December 31, 2004, no amounts were outstanding under the Revolving Credit Facility and the Company had no letters of credit outstanding.

12.    INCOME TAXES

The following summarizes pretax income from continuing operations:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
U.S.	$47,186	$30,890	$15,995
International	1,578	347	247

	$48,764	$31,237	$16,242

The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
From Continuing Operations:
Current tax provision:
Federal	$10,000	$10,100	$—
State	1,480	297	233
Foreign	288	132	185

Total current provision	11,768	10,529	418

Deferred tax provision (benefit):
Federal and state	4,966	(10,967)	4,941
Foreign	268	—	—

Total deferred provision (benefit)	5,234	(10,967)	4,941

Income tax provision (benefit) before tax effects of discontinued operations:	17,002	(438)	5,359
Tax effect of discontinued operations	—	(2,616)	(447)

Total income tax provision (benefit)	$17,002	$(3,054)	$4,912

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

A reconciliation of the federal statutory rate to the effective income tax rate from continuing operations for 2003, 2002 and 2001 is as follows:

	Years ended December 31,
	2004	2003	2002
Taxes at federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.4%	4.4%	3.0%
(Decrease) increase in valuation allowance	(0.8%)	(26.0%)	32.9%
Utilization of previously reserved net operating losses	—	(10.4%)	(26.3%)
Utilization of current year research and experimentation credits	(3.0%)	(6.0%)	(6.7%)
Other, net	(0.7%)	1.6%	(4.9%)

	34.9%	(1.4%)	33.0%

Significant components of the Company’s deferred tax assets is as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carry forwards	$3,118	$1,825
Research and experimentation credits	13,774	10,820
Allowances and accruals	—	5,026
Deferred revenue	1,772	1,805
Capital loss carryforward	2,328	3,162
State tax credits	4,802	4,208

Total deferred tax assets	25,794	26,846

Deferred tax liability:
Equity stock investment	(7,560)	—
Depreciation	(6,617)	(3,510)
Allowances and accruals	(255)	—
Acquired technology	(1,006)	—
Valuation allowance	(5,974)	(6,033)

Net deferred tax assets	4,382	17,303
Less current portion of deferred tax (liabilities) assets	(6,579)	5,899

	$10,961	$11,404

At December 31, 2004, the Company has federal net operating loss carry forwards (“NOLs”) of approximately $5.0 million available to offset either the Company’s prior period or future taxable income. The $5.0 million of NOLs are comprised of $1.7 of NOLs resulting form the 2004 acquisition of PointDx and $3.3 million of NOLs previously generated by the Company. The PointDx related NOLs are available to offset future taxable income of the company but are subject to an annual limitation of $330,000 and expire in 2023. The $3.3 million of NOLs generated by the Company, which the company has opted not to reflect in its income tax returns to date will expire, if not used, during the years 2020 through 2022.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

At December 31, 2004, the Company had research and experimentation credits of approximately $13.8 million available to offset the Company’s future tax liabilities subject to limitations. These research and experimentation credits will expire, if not used, during the years 2018 through 2024.

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

At December 31, 2004, the Company had state NOLs of approximately $24.0 million available to offset the Company’s future state taxable income. These NOLs will expire, if not used, during various years through 2024. The Company also has various state credits that will expire, if not used, during the years 2007 through 2019.

The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of certain deferred tax assets, principally state NOLs and state income tax credits, such that a valuation allowance for these items has been recorded. Management believes it is more likely than not that the remaining unreserved deferred tax assets will be realized.

The Company has previously recorded reserves for taxes that may become payable as a result of federal and state audits. The Company establishes reserves based on management’s assessment of exposure associated with permanent tax differences and tax credits. The tax reserves are analyzed periodically and adjustments are made, as events occur to warrant adjustments to the reserve.

The American Jobs Creation Act of 2004 (the Act) introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The President signed the Act into law on October 22, 2004. Even in light of the Act, the Company did not provide for U.S. income taxes on earnings of the Company’s subsidiaries outside of the U.S. The Company’s current intention is to reinvest the total amount of the Company’s approximately $1.7 million of unremitted earnings permanently or repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

13.    STOCKHOLDERS’ EQUITY

Net Income (Loss) Per Share:

The following sets forth the computation of basic and diluted net income (loss) per share:

	Years ended December 31,
	2004	2003	2002
	(in thousands, except for per share data)
Numerator for basic and diluted income per share
Continuing operations	$31,762	$31,675	$10,883
Discontinued operations	—	26,383	(909)

Numerator for basic and diluted income per share	$31,762	$58,058	$9,974

Denominator:
Basic weighted average shares outstanding	30,271	29,345	28,939
Effect of employee stock options	1,410	658	175

Denominator for diluted income per share	31,681	30,003	29,114

Basic net income (loss) per share
Continuing operations	$1.05	$1.08	$0.38
Discontinued operations	—	0.90	(0.03)

Basic net income per share	$1.05	$1.98	$0.34 +

Diluted net income (loss) per share
Continuing operations	$1.00	$1.06	$0.37
Discontinued operations	—	0.88	(0.03)

Diluted net income per share	$1.00	$1.94	$0.34

+	Does not add due to rounding.

Options to purchase approximately 201,000, 1,129,000, and 3,417,000 shares of common stock were outstanding during the years ended December 31, 2004, 2003, and 2002, respectively, but were not included in the year-to-date calculation of diluted shares because either the options’ exercise price was greater than the average market price of the common shares during those periods, and the effect of including the options would have been anti-dilutive.

Other Comprehensive Income:

Components of other comprehensive income consisted of unrealized gains (losses) on marketable securities and foreign currency translation adjustments as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Other comprehensive income:
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$20,485	$(23)	$39
Less reclassification adjustments for gains included in net income	(477)	—	—
Foreign currency translation adjustments	278	—	—
Deferred income taxes	(7,560)	7	(13)

Other comprehensive income	$12,726	$(16)	$26

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Components of the related tax provision of other comprehensive income consists of the following:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	$(7,751)	$7	$(13)
Less reclassification adjustments for gains included in net income	191	—	—

Deferred income taxes	$(7,560)	$7	$(13)

Accumulated other comprehensive income, net of tax consists of the following:

	Foreign Currency Translation Adjustments	Net Unrealized Gains/(Losses) on Available-For- Sale Securities	Accumulated Other Comprehensive Income
	(in thousands)
Balance, December 31, 2001	$—	$(11)	$(11)
Unrealized gains (losses):
Unrealized holding gains arising during the period	—	26	26
Less reclassification adjustments for gains included in net income	—	—	—
Foreign currency translation adjustments	—	—	—

Balance, December 31, 2002	—	15	15
Unrealized gains (losses):
Unrealized holding losses arising during the period	—	(16)	(16)
Less reclassification adjustments for gains included in net income	—	—	—
Foreign currency translation adjustments	—	—	—

Balance, December 31, 2003	—	(1)	(1)
Unrealized gains (losses):
Unrealized holding gains arising during the period	—	12,734	12,734
Less reclassification adjustments for gains included in net income	—	(286)	(286)
Foreign currency translation adjustments	278	—	278

Balance, December 31, 2004	$278	$12,447	$12,725

Stock Repurchases

In 2003, the Company repurchased 95,000 shares of common stock at no cost upon the forfeiture of certain restricted stock awards of which 20,694 shares were re-issued as stock-based compensation at a market value of $25.18 per share (See Note 14). The par value and additional paid-in capital of the reacquired shares was relieved in proportion to the amounts recognized upon the original issuance of the shares. Reissuance of the shares held in treasury is accounted for in the same manner as an issuance of new shares.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

14.    STOCK BASED COMPENSATION PLANS

Stock Purchase Plan

In September 1995, IDX’s Board of Directors and stockholders approved the 1995 Employee Stock Purchase Plan, which was amended in July 1997 and May 2001 (the “ESPP”) under which eligible employees may purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. Participation in the offering is limited to 10% of an employee’s compensation (not to exceed amounts allowed under Section 423 of the Internal Revenue Code), may be terminated at any time by the employee and automatically ends on termination of employment with the Company. A total of 2,100,000 shares of common stock have been reserved for issuance under the ESPP. During the years ended December 31, 2004, 2003, and 2002, an aggregate of approximately 161,000, 246,000, and 315,000 shares, respectively, were purchased under the ESPP. No additional shares of common stock were issued under the ESPP subsequent to the end of the year. At December 31, 2004, there were approximately 288,000 shares available for future offerings.

IDX Option Plans

At December 31, 2004, the Company had several stock based compensation plans, which are described separately below. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its plans.

During 1985 and 1994, the Company established incentive stock option plans providing for the grant of options for the issuance of 959,540 and 183,200 shares, respectively, of the Company’s common stock. Options were granted at fair market value at the time of grant and became immediately exercisable at the time of the initial public offering. The options expire on the earlier of the tenth anniversary of the date of the grant or upon termination of employment. The 1994 Plan was terminated upon the completion of the Company’s initial public offering. The 1985 Plan was terminated for purposes of prospective eligibility in March 1995. At December 31, 2004, there were no options outstanding and exercisable under the 1994 Plan and the 1985 Plan, respectively.

In September 1995, the Company’s stockholders approved the 1995 Stock Option Plan, which was amended in July 1997, May 2001 and May 2003 (the 1995 Option Plan). The 1995 Option Plan provides for the grant of stock options to employees, officers and directors of, and consultants or advisors to, the Company. Under the 1995 Option Plan, the Company may grant options that are intended to qualify as incentive stock options under provisions of the Internal Revenue Code or options not intended to qualify as incentive stock options. A compensation committee comprised of certain of the Company’s directors authorizes the option grants, exercise price, vesting and expiration. A total of 8,500,000 shares of common stock may be issued upon the exercise of options granted under the 1995 Option Plan. At December 31, 2004, options to purchase 4,759,976 shares of common stock were outstanding under the 1995 Option Plan, of which 2,510,816 were exercisable. The 1995 Plan terminates in September 2005.

In September 1995, IDX’s Board of Directors approved the 1995 Director Stock Option Plan, which was amended in May 1997, July 1997, May 2001 and May 2003 (the IDX Director Plan), which provides that each non-employee director of the Company be granted an option to acquire 2,000 shares of Common Stock on the date that person becomes a director but, in any event, not earlier than the effective date of the IDX Director Plan. In addition, options are granted periodically under the IDX Director Plan to members of the Board of Directors. The option becomes exercisable on the first anniversary of the date of grant, and the term of the option is ten years from the date of grant. Options are granted at a price equal to the fair market value on the date of grant.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Compensation expense results from the excess of the market price of the underlying IDX shares at the date of grant over the exercise price of the stock options awarded, if any (known as the intrinsic value). The intrinsic value of the options granted to the directors as of the date of grant is amortized to compensation expense over the vesting period. The unamortized portion is included as a separate component of stockholders’ equity under the caption Unearned Stock Compensation. The Company has reserved 160,000 shares of common stock for issuance under the IDX Director Plan. At December 31, 2004, options to purchase 140,602 shares of common stock were outstanding under the IDX Director Plan, of which 114,233 were exercisable. Compensation charged to expense under the plan was $78,000 and $129,000 for 2004 and 2003, respectively. No compensation expense resulted from the plan for 2002.

PHAMIS Stock Option Plans

Options to purchase shares of PHAMIS common stock under the PHAMIS, Inc. Amended and Restated 1983 Combined Nonqualified and Incentive Stock Option Plan (the 1983 Option Plan), the PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan (the 1993 Option Plan) and the PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan (the PHAMIS Director Plan) that were outstanding at the effective date of the acquisition of PHAMIS by IDX in 1997, were effectively assumed by IDX based on the exchange ratio of .73 shares of IDX common stock for each share of PHAMIS common stock. Pursuant to the terms of the aforementioned plans, all unvested and unexercisable option grants were fully vested and became exercisable immediately prior to the acquisition. The aforementioned PHAMIS plans were terminated for purposes of prospective eligibility at the effective time of the acquisition. At December 31, 2004, options to purchase 42,227 and 2,920 shares of IDX common stock were outstanding and exercisable under the 1993 Option Plan and the PHAMIS Director Plan, respectively.

2002 Stock Incentive Plan for Non-employee Directors

In March 2002, IDX’s Board of Directors approved the 2002 Stock Incentive Plan for Non-Employee Directors (“the 2002 Stock Incentive Plan”) which provides for each non-employee director of the Company be compensated for their services on the Company’s Board of Directors by the granting of awards of shares of Common Stock and restricted stock awards. The Company has reserved 25,000 shares of Common Stock for issuance under the 2002 Stock Incentive Plan. At December 31, 2004, 9,489 shares of Common Stock were issued and 15,511 shares were reserved for issuance under the 2002 Stock Incentive Plan. Stock Incentive compensation charged to expense under the plan was $77,000, $70,000 and $44,000 for 2004, 2003 and 2002, respectively.

Restricted Stock Awards

The Company grants restricted common stock to certain key employees. Shares are awarded in the name of the employee subject to certain restrictions on transferability and a risk of forfeiture. The forfeiture provisions expire upon vesting. The Company reserved 115,000 shares of common stock for issuance of such restricted stock awards. During 2001, 75,000 shares were granted at an average market value of $16.02 per share. During 2002, no shares were granted. During 2003, 20,000 shares were granted at an average market value of $15.71 per share and 95,000 shares were forfeited. The forfeited shares were transferred to and reacquired by the Company at no cost. Of these forfeited shares, 28,125 shares were subsequently issued as restricted stock awards at an average market value of $25.18 per share, of which 7,431 shares were retained by the Company for withholding taxes. The awards are recorded at the market value at the date of grant. Initially, the total market value of the shares is treated as deferred compensation and is charged to expense on a straight-line basis over the vesting

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

period. Restricted stock compensation charged to expense was $258,000 for 2003 and $300,000 for 2002. As of December 31, 2003, all restrictions had lapsed or the shares had been forfeited. As a result, there was no restricted stock compensation for 2004.

Stock-Based Compensation

A summary of the Company’s stock option activity, and related information for the three years ended December 31 follows:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	5,706,003	$18.17	4,882,373	$18.32	4,044,664	$19.52
Granted	448,163	$30.05	1,627,798	$16.78	1,385,419	$15.08
Exercised	(999,514)	$15.89	(331,048)	$14.16	(45,790)	$12.81
Forfeited	(208,927)	$22.73	(473,120)	$17.68	(501,920)	$19.55

Outstanding at end of year	4,945,725	$19.51	5,706,003	$18.17	4,882,373	$18.32

Exercisable at end of year	2,670,196	$19.82	2,547,666	$19.90	2,188,350	$20.63

Available for future grants	2,000,158		2,224,102		3,404,210

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 9.62—$13.63	585,773	5.69 years	$12.81	434,886	$13.02
$13.69—$15.77	1,387,069	7.91 years	$14.86	460,446	$14.95
$15.81—$17.75	1,106,607	6.54 years	$16.91	820,557	$16.89
$17.78—$19.49	551,988	7.25 years	$19.00	227,242	$18.52
$19.56—$30.40	635,308	7.79 years	$27.02	162,699	$25.39
$30.63—$51.19	678,980	3.58 years	$32.44	564,366	$32.23

	4,945,725			2,670,196

15.    BENEFIT PLANS

Profit Sharing Retirement Plan

The Company maintains a profit sharing retirement plan for all IDX employees meeting age and service requirements. Contributions to the plan are discretionary as determined by the Board of Directors. The Company expects to continue the plan indefinitely; however, IDX has reserved the right to modify, amend or terminate the plan. No contributions were made to the plan for the three years ended December 31, 2004.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

401(K) Retirement Savings Plan

Under the plan, employees are eligible to participate in the plan on the first day of the month following the date of employment. The Company matches participant contributions up to 3%. Matching contributions to the plan from continuing operations were $4.7 million, $4.0 million and $3.9 million for the years ended December 31, 2004, 2003 and 2002, respectively related to this plan.

16.    COMMITMENTS AND CONTINGENCIES

Legal Proceedings:

In late 2001, the Company finalized a “Cooperative Agreement” with a non-regulatory federal agency within the U.S. Commerce Department’s Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST to a joint venture composed of the Company and four other joint venture partners (the “SAGE Project “). The project entails research and development to be conducted by the Company and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST and that the Company never had a serious interest in researching the technological solutions described in the proposal to NIST.

On March 31, 2004, IDX submitted certain information to NIST, which NIST requested in conjunction with a proposed amendment to the Cooperative Agreement. As a result of the amendment, payment on the award is discontinued until IDX demonstrates regulatory compliance relating to certain aspects of its grant accounting and reporting procedure s and relating to an in-kind contribution of software IDX made to the project. In issuing the amendment, NIST made no finding of regulatory noncompliance by IDX in connection with the award. In connection with NIST’s Amendment, the U.S. Commerce Department, Office of Inspector General (“OIG”), conducted an audit of the SAGE Project. On November 30, 2004, IDX received a draft audit report from the OIG recommending that NIST disallow certain costs. In its January 17, 2005 letter to OIG, IDX objected to the recommendations in the draft audit report. The Company has not yet received a response from NIST or OIG to its January 17th letter, nor has OIG issued its final audit report. The Company intends to vigorously contest the OIG’s draft findings, through the administrative appeal process and/or through judicial review in federal court, if those findings remain in the OIG’s final report.

The Company believes the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a “qui tam” complaint. The Company has no information regarding the specific allegations in the qui tam complaint. Further, the Company has no information concerning the actual amount of money at issue in the qui tam complaint. The Company has not yet been served with legal process detailing the allegations. Prompted by the employee’s allegations, the Civil Division of the U.S. Attorney’s office in Seattle, Washington, in conjunction with the U.S. Commerce Department, OIG, is investigating whether the Company made false statements in connection with the application for the project award from NIST. The government has informed the Company that it has essentially concluded its investigative work, and is determining whether to proceed with a False Claim Act lawsuit.

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03-1158P) asserting that the Company had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the Federal False Claims Act. In addition, among other causes of

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

action, the employee alleged that the Company had violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee requested relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys ‘ fees, interest and costs. In addition, the employee’s complaint alleges that the Company submitted false statements to the government to obtain the grant and to obtain reimbursement from the government for project costs.

On September 30, 2004, the U.S. District Court issued an order dismissing all of the employee ‘s claims. The dismissal was based on the Court’s finding that the employee acted in bad faith in destroying evidence that he had a duty to preserve. The Court also awarded the Company $65,000 as sanctions, reflecting the cost of investigating and litigating the destruction of evidence. As a result of the District Court’s dismissal order, the Company has requested the District Court to tax costs (e.g., litigation copying costs, deposition costs and the like) against the employee in the amount of $51,259. The Court has not yet ruled on this request for costs. The employee has appealed the dismissal. The employee’s appeal has been stayed pending the District Court’s ruling on the Company’s request for costs, and, as discussed below, the Company’s motion to enjoin the employee and the Department of Labor from further processing the employee’s complaint before that agency.

In May 2003, the employee filed a complaint against the Company with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee’s complaint asserts that, notwithstanding alleged notice to the Company of the employee’s allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act’s whistleblower provisions. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, compensation for any damages sustained by the employee as a result of the alleged discrimination, and attorney’s fees. The Occupational Health and Safety Administration (“OSHA”) is investigating the employee’s complaint on behalf of the U.S. Department of Labor, and the Company intends to cooperate in the investigation. On October 14, 2004, the Company requested the U.S. District Court that dismissed the employee’s retaliation claims under the Federal False Claims Act, as noted above, to enter an order enjoining the employee and OSHA from further processing the employee’s retaliation claim filed with the Department of Labor. OSHA has opposed the motion. The Court has denied on this motion to enjoin the employee and OSHA on February 15, 2005 and the Company has filed a motion for reconsideration.

The Company intends to continue to vigorously defend against all of the employee’s claims, which the Company continues to maintain are without merit. However, the outcome or the impact these claims may have on the Company’s operations cannot currently be predicted.

From time to time, the Company is a party to or may be threatened with other litigation in the ordinary course of its business. The Company regularly analyzes current information, including, as applicable, the Company ‘s defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect the Company’s business, financial condition or results of operations.

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Many covered entities, including some of IDX’s customers, IDX’s eCommerce Services clearinghouse business, and trading partners of IDX’s clearinghouse business, were not fully compliant with the TCS Standards as of the October 16, 2003 deadline. However, IDX has deployed contingency plans to accept non-standard transactions. Because the entire healthcare system, including IDX’s eCommerce Services clearinghouse business and the business of IDX’s customers who use our information systems to generate claims data, has not operated at full capacity using the newly-mandated standard transactions, it is possible that currently undetected errors may cause rejection of claims, extended payment cycles, system implementation delays and cash flow reduction, with the attendant risk of liability and claims against IDX.

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

Failure to comply with these standards under HIPAA may subject IDX to civil monetary penalties and, in certain circumstances, criminal penalties. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. Also, the U.S. Department of Justice (“DOJ”), may seek to impose criminal penalties for certain violations of HIPAA. Criminal penalties under the statute vary depending upon the nature of the violation but could include fines of not more than $250,000 and/or imprisonment.

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

December 31, 2004

Indemnification:

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

Other Commitments:

Under the agreement and plan of merger with PointDx, Inc., the Company has a commitment to pay $4.0 million in 2005 through an earn-out process, subject to reductions as defined under the terms of the agreement. In addition, the agreement contains a provision for the payment of a contingent consideration in the amount of $1.0 million, subject to reductions as defined under the terms of the agreement in the event that the Company sells a certain number of products incorporating PointDx technology prior to November 1, 2006. See Note 2.

17.    LEASES

At December 31, 2004, minimum lease payments for certain facilities and equipment under noncancelable leases are as follows:

Year	Total
(in thousands)
2005	$14,773
2006	13,632
2007	13,890
2008	14,223
2009	13,619
Thereafter	65,965

$136,102

At December 31, 2004, minimum rentals to be received under noncancelable subleases are as follows:

Year	Total
(in thousands)
2005	$212
2006	252
2007	294
2008	25
2009	—
Thereafter	—

$783

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Of the $136.1 million lease obligation, approximately $3.2 million represents an accrual for a lease abandonment charge. See Note 3.

Richard E. Tarrant, Chairman of the Company’s Board of Directors, is the President and a director of LBJ Real Estate Inc., a Vermont corporation (“LBJ Real Estate”). Certain executive officers of LBJ Real Estate are also directors or executive officers of the Company, including Robert H. Hoehl, a director of the Company, and John A. Kane, the Company’s Senior Vice President, Chief Financial Officer and Treasurer, who also serves as a director of LBJ Real Estate. The stockholders of LBJ Real Estate include Messrs. Tarrant and Hoehl and an independent individual. LBJ Real Estate holds a 1% general partnership interest in 4901 LBJ Limited. Partnership, a Vermont limited partnership and an affiliate of the Company (“LBJ”), and Messrs. Hoehl, Tarrant, and Kane and Mr. Robert F. Galin, President of IDX Global Business Development and Executive Vice President, and two other employees of the Company hold 72.95% limited partnership interests. Through September 30, 2003, the Company leased an office building from LBJ. On September 30, 2003, LBJ sold the real estate leased by the Company to an unrelated third party. The Company is continuing to lease the real estate from the new owners under a new lease agreement, which has been approved by certain independent members of the Board of Directors of the Company who have no financial interest in the transaction.

Commencing in Apri1 2004, the Company began leasing office facilities in the UK from a customer, the University College of London Hospital (“UCLH”). The lease term is for ten years and provides of annual base rent of £483,150 ($925,715 using the exchange rate of 1.9160 at December 31, 2004), plus our share of taxes and maintenance costs. The lease includes a provision for annual increases for maintenance, subject to a cap, in accordance with the UK Retail Price Index. In addition, in the fifth year of the term of the lease there is a provision for an increase in the annual base rent.

Total rent expense from continuing operations amounted to $16.1 million, $13.0 million and $9.7 million during 2004, 2003 and 2002, respectively. Total rent paid to LBJ was approximately $414,000 and $555,000 in 2003 and 2002, respectively. Total rent expense charged to operations during 2004 for our lease in the UK with UCLH amounted to $546,000.

The Company leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $344,000, $394,000 and $351,000 in 2004, 2003 and 2002, respectively.

18.    SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments. SFAS 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company internally identifies operating segments by the type of products produced and markets served, and in accordance with SFAS 131, the Company has aggregated similar operating segments into one segment: Information Systems and Services.

Information Systems and Services consist of IDX’s healthcare information solutions that include software, hardware and related services. IDX solutions are designed to enable healthcare organizations to redesign patient

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

care and other workflow processes in order to improve efficiency and quality. The principal markets for this segment include physician groups, management service organizations, hospitals and integrated delivery networks primarily located in the United States, United Kingdom and Canada.

Through the first quarter of 2003, the Company reported results of an additional segment, Medical Transcription Services (EDiX), which provided medical transcription outsourcing services for hospitals and large physician group practices primarily located in the United States. This segment was reported as discontinued operations (see Note 2) effective the second quarter of 2003 due to the sale of EDiX to TEM. Accordingly, because the Company currently operates under one business segment, segment information is no longer being disclosed separately. Operating results for the discontinued Medical Transcription Services segment have been reclassified to exclude general corporate overhead previously allocated to the segment and interest charged on certain inter-company loans, net of income taxes.

Geographic Information

Revenues are attributed to countries based on the location of the client. Information concerning revenues of principal geographic areas is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues:
United States	$429,062	$390,163	$344,055
United Kingdom	83,865	3,419	—
Other	7,742	5,599	4,191

	$520,669	$399,181	$348,246

Information concerning long-lived assets of principal geographic areas is as follows:

	December 31,
	2004	2003
	(in thousands)
Long-lived assets:
United States	$88,384	$86,136
United Kingdom	5,907	80

	$94,291	$86,216

For 2004, there was one customer who accounted for approximately 11.4% of consolidated revenues. No single customer accounted for more than 10% of our consolidated revenues from continuing operations for 2003 and 2002.

19.    RELATED PARTY TRANSACTIONS

As a result of the sale of Channelhealth to Allscripts, the Company currently owns approximately 18.8% of the common stock of Allscripts at December 31, 2004. As part of a 10-year strategic alliance agreement beginning on January 9, 2001, Allscripts is obligated to pay IDX a percentage of Allscripts’ revenue related to

IDX SYSTEMS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

the Company’s customers. The Company recorded revenues of approximately $2.4 million, $1.0 million and $900,000 in 2004, 2003 and 2002, respectively. The Company also leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $344,000, $394,000 and $351,000 in 2004, 2003 and 2002, respectively. In addition, in 2003, the Company received a $300,000 payment from Allscripts in consideration for termination of expansion obligations.

The Company currently owns 562,069 shares or Series D convertible preferred stock in Stentor, Inc., which constitutes approximately 4% ownership on an as-converted basis. The Company currently has a Distribution and Development agreement with Stentor, Inc. that allows the Company and Stentor, Inc. to mutually distribute each other’s products into new and existing customers that may be merged into the collective MIMS system. The Company and Stentor pay each other one-time up-front initiation royalties based on execution of new customer agreements and ongoing sustaining royalties on a quarterly basis over the life of the customer agreements based on total new managed radiology studies for a given period. Royalty revenue included in system sales for the years ended December 31, 2004, 2003 and 2002 were $2.9 million, $2.9 million and $1.2 million, respectively. Royalty expense included in cost of system sales were $5.4 million, $5.5 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Through September 30, 2003, the Company leased an office building from LBJ, a real estate partnership owned by certain of the Company’s stockholders and key employees. Commencing April 1, 2004, we began leasing office facilities in the UK under a lease with one of our customers. See Note 17, Operating Leases.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

IDX Systems Corporation:

We have audited the accompanying consolidated balance sheets of IDX Systems Corporation and subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDX Systems Corporation and subsidiaries, at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IDX Systems Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 10, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of IDX Systems Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that IDX Systems Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness related to revenue recognition based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). IDX Systems Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. A material weakness exists in controls over revenue recognition, due to lack of sufficient, specialized, technical accounting personnel to determine the appropriate application of authoritative accounting literature to its software contracts. This material weakness affects revenue, accounts receivable, unbilled receivables, deferred revenue, cost of sales and deferred contract costs. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and this report does not affect our report dated March 10, 2005 on those consolidated financial statements.

In our opinion, management’s assessment that IDX Systems Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, IDX Systems Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 10, 2005

QUARTERLY INFORMATION (UNAUDITED)

A summary of operating results for the quarterly periods in the two years ended December 31, 2004 is set forth below:

	Quarter ended
	March 31	June 30	September 30	December 31
	(in thousands, except for per share data)
Year ended December 31, 2004
Total revenues	$102,550	$130,385	$136,081	$151,653

Total cost of sales	57,808	76,585	77,956	89,701

Income from continuing operations	1,577	8,081	9,774	12,330
Income (loss) from discontinued operations	—	—	—	—

Net income	1,577	8,081	9,774	12,330

Net income (loss) per share—basic
Continuing operations	$0.05	$0.27	$0.32	$0.41
Discontinued operations	—	—	—	—

Total net income per share—basic	$0.05	$0.27	$0.32	$0.41

Net income (loss) per share—diluted
Continuing operations	$0.05	$0.26	$0.31	$0.38
Discontinued operations	—	—	—	—

Total net income per share—diluted	$0.05	$0.26	$0.31	$0.38

Year ended December 31, 2003
Total revenues	$92,441	$98,279	$101,431	$107,030

Total cost of sales	53,453	55,198	58,006	61,367

Income from continuing operations	3,716	5,430	10,301	12,228
Income (loss) from discontinued operations	115	26,711	—	(443)

Net income	3,831	32,141	10,301	11,785

Net income (loss) per share—basic
Continuing operations	$0.13	$0.19	$0.35	$0.41
Discontinued operations	—	0.91	—	(0.01)

Total net income per share—basic	$0.13	$1.10	$0.35	$0.40

Net income (loss) per share—diluted
Continuing operations	$0.13	$0.18	$0.34	$0.40	*
Discontinued operations	—	0.91	—	(0.01	)*

Total net income per share—diluted	$0.13	$1.09	$0.34	$0.38	+

+	Does not total due to rounding.
*	Net income (loss) per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while net income (loss) per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters’ net income (loss) per share does not equal the full-year net income (loss) per share.

The results of operations for the periods presented above include certain significant after-tax charges and gains in the following periods as described below:

2004

A gain of $1.1 million on the sale of investments and charges of $564,000 related to lease abandonment and adjustments to restructuring charges.

2003

A gain on the sale of EDiX of approximately $27.2 million during the second quarter adjusted to $26.5 million during the fourth quarter due to income tax adjustments related to the sale and an income tax benefit from continuing operations of approximately $4.4 million and $8.7 million during the third and fourth quarters, respectively, as a result of a decline in the deferred income tax asset valuation allowance

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2004. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2004, management instituted significant changes to the Company’s standardized contracting process. These changes included the development of policies and procedures management believed would enhance the efficiency and effectiveness of the contract accounting process. Management is committed to continuing to enhance its contract accounting process through specific initiatives in 2005 as discussed below.

There were no other changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

The management of IDX is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

IDX’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential. An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Because of the material weakness described in the following paragraphs, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on those criteria.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Management assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute more than an inconsequential deficiency. The Company identified a number of control deficiencies related to revenue recognition. Due to the concentration of such deficiencies in this area, management has concluded that the deficiencies, in aggregate, represent a material weakness in internal controls relating to revenue recognition.

Management concluded that the underlying weakness relates primarily to the accounting for software revenue and the interpretation of technical accounting guidance related to software revenue recognition.

Management has determined that a lack of sufficient, specialized, technical accounting personnel to determine the appropriate application of authoritative accounting literature to its software contracts resulted in the material weakness in internal control over financial reporting related to revenue recognition. This material weakness affects revenue, accounts receivable, unbilled receivables, deferred revenue, cost of sales and deferred contract costs.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Remediation Steps to Address Material Weakness

Management has taken or is planning to take the following remediation steps to address the material weakness discussed above:

•	Management has made significant progress over the course of the past fiscal year in the hiring of additional professional accounting personnel. During 2004, six additional finance personnel were hired including two technical accounting specialists and three revenue analysts. Of the six additional personnel, three are Certified Public Accountants (“CPAs”).

•	Management has begun a comprehensive reassessment of its accounting and finance resources to ensure that the Company has the sufficient depth of resources and technical expertise to address the identified material weakness. In this regard, additional finance personnel already hired during 2005 consist of a Director of Revenue Accounting and a Senior Internal Auditor, both of which are CPAs.

•	Management has commenced a “Standard Contracting Process Project” utilizing Six Sigma tools to refine and enhance controls relating to the standardized contracting process. Six Sigma is a business process improvement program that is being implemented company-wide across all functional areas. Management believes that the Six Sigma tools will better enable IDX to meet customer needs, make data driven decisions, reduce variability and increase standardization in processes.

•	Implementation of a comprehensive training program on software revenue recognition accounting for personnel involved in the contracting process using company resources and outside consultants specializing with software revenue recognition expertise.

Management is committed to remediating the material weakness as quickly as possible, although there can be no assurance that management will do so.

ITEM 9B. OTHER INFORMATION

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

Audit Committee Financial Expert

The Board has determined that William L. Asmundson, the Chairman of the Audit Committee, is an audit committee financial expert, as such term is defined in Item 401(h) of Regulation S-K. The board has also determined that Mr. Asmundson is independent as defined under the rules of the NASDAQ stock market. Mr. Asmundson’s experience can be found in the Proxy Statement under the caption “Election of Directors.”

Board of Directors

Richard E. Tarrant

Chairman of the Board of Directors

IDX Systems Corporation

Robert H. Hoehl

Vice Chairman of the Board of Directors

IDX Systems Corporation

Stuart H. Altman, PhD

Sol C. Chaikin Prof. Of National Health

Policy Heller School, Brandeis University

Waltham, MA

William L. Asmundson

Consultant

New York, NY

James H. Crook, Jr.

Chief Executive Officer

IDX Systems Corporation

Connie R. Curran, EdD, RN, FAAN

President

C-Change

Washington, DC

David P. Hunter

Principal

H&G Advisors

Tampa, FL

Allen Martin, Esq.

Chairman of the Board

WICOR Americas, Inc.

Hanover, NH

Henry M. Tufo, MD

Consultant

Burlington, VT

Mark F. Wheeler, MD

Chief Technical Architect

IDX Systems Corporation

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial statements of IDX Systems Corporation are included in Item 8 of Part II of this Annual Report on Form 10-K.

(1)	Consolidated Balance Sheets at December 31, 2004 and 2003.

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2)	The consolidated financial statement Schedule II is as follows. All other schedules are omitted, as the information required is either presented in the consolidated financial statements or is inapplicable.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts—Continuing operations

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions—Bad Debts Written- Off Net of Collections	Balance at End of Period
Year ended December 31, 2004 Allowance for doubtful accounts	$4,669,000	$(754,000)	$(30,000)	$3,945,000

Year ended December 31, 2003 Allowance for doubtful accounts	$3,898,000	$1,176,000	$405,000	$4,669,000

Year ended December 31, 2002 Allowance for doubtful accounts	$3,578,000	$996,000	$676,000	$3,898,000

The above schedule has been restated to exclude the effects of discontinued operations.

Allowance for Doubtful Accounts—Discontinued operations

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions— Other ##	Deductions—Bad Debts Written- Off Net of Collections	Balance at End of Period
Year ended December 31, 2003 Allowance for doubtful accounts	$702,000	$400,000	$723,000	$379,000	—

Year ended December 31, 2002 Allowance for doubtful accounts	$578,000	$1,610,000	—	$1,486,000	$702,000

##	Reduction in allowance for doubtful accounts related to the sale of EDiX.

(3)	The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are incorporated by reference herein.

Income Tax Reserves

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions—Bad Debts Written- Off Net of Collections	Balance at End of Period
Year ended December 31, 2004 Income tax reserves	$10,443,000	$891,000	$1,236,000	$10,088,000
Year ended December 31, 2003 Income tax reserves	$3,274,000	$7,662,859	$503,859	$10,433,000
Year ended December 31, 2002 Income tax reserves	$—	$3,274,000	$—	$3,274,000

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDX SYSTEMS CORPORATION

By:	/s/ JAMES H. CROOK, JR.
James H. Crook, Jr. Chief Executive Officer

March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES H. CROOK, JR. James H. Crook, Jr.	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2005

/s/ JOHN A. KANE John A. Kane	Senior Vice President, Finance and Administration, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ RICHARD E. TARRANT Richard E. Tarrant	Director	March 15, 2005

/s/ HENRY M. TUFO Henry M. Tufo, M.D.	Director	March 15, 2005

/s/ ROBERT H. HOEHL Robert H. Hoehl	Director	March 15, 2005

/s/ STUART H. ALTMAN Stuart H. Altman, Ph.D.	Director	March 15, 2005

/s/ MARK F. WHEELER Mark F. Wheeler, M.D.	Director	March 15, 2005

/s/ ALLEN MARTIN Allen Martin, Esq.	Director	March 15, 2005

/s/ DAVID P. HUNTER David P. Hunter	Director	March 15, 2005

/s/ WILLIAM L. ASMUNDSON William L. Asmundson	Director	March 15, 2005

/s/ CONNIE R. CURRAN Connie R. Curran	Director	March 15, 2005

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.		Description

3.1		Second Amended and Restated Articles of Incorporation. (b)

3.2		Second Amended and Restated Bylaws. (b)

4.1		Specimen Certificate for shares of Common Stock, $.01 par value, of the Company. (b)

10.1		Employment, Noncompetition and Nondisclosure Agreement between the Company and Richard E. Tarrant dated September 7, 1995. (a)(b)

10.2		Agreement between the Company and Robert F. Galin dated April 5, 1982. (a)(b)

10.3		Employment Agreement between the Company and John A. Kane dated October 15, 1984. (a)(b)

10.4		Redemption Agreement between the Company, Richard E. Tarrant and Robert H. Hoehl dated as of April 1, 1993. (b)

10.5		First Amendment to Redemption Agreement between the Company, Richard E. Tarrant and Robert H. Hoehl dated September 19, 1995. (b)

10.6		Second Amendment to Redemption Agreement by and among the Company, Richard E. Tarrant and Robert H. Hoehl and other shareholders dated as of September 13, 2001. (h)

10.7		Indenture of Lease between the Company and IDS Realty Trust dated as of December 1, 1981, as amended on June 29, 1995. (b)

10.8		Tax Indemnification Agreement between the Company and the stockholders listed on Schedule A thereto. (b)

10.9		PHAMIS, Inc. 1993 Combined Incentive and Nonqualified Stock Option Plan as amended through May 14, 1996. (a) (c)

10.10		PHAMIS, Inc. 1994 Non-employee Director Stock Option Plan as amended through January 1, 1996. (a) (c)

10.11		Specimens of Stock Option Agreements under the 1995 Stock Option Plan. (s)

10.12		Lease Extension between IDS Realty Trust and the Company dated as of June 15, 1998 and executed April 12, 1999. (d)

10.13		Form of Indemnification Agreement signed by all Directors and Officers as of September 13, 1999. (e)

10.15		Stock Rights and Restriction Agreement between Allscripts Healthcare Solutions, Inc. and IDX Systems Corporation dated as of January 8, 2001. (f)

10.16		Stock Option Agreement by and between IDX Systems Corporation and James H. Crook, Jr. dated as of October 16, 2000. (a) (f)

10.17		1995 Stock Option Plan as amended through May 21, 2001. (a) (g)

10.18		1995 Employee Stock Purchase Plan as amended through May 21, 2001. (a) (g)

10.19		1995 Director Stock Option Plan as amended through May 21, 2001. (a) (g)

10.20		Joinder, dated September 30, 2001, by and among Allscripts Healthcare Solutions, Inc., the Company and IDX Investment Corporation. (h)

10.21	*	Employment, Noncompetition and Nondisclosure Agreement by and between the Company and Thomas Butts, dated January 17, 2002. (a) (j)

10.22		2002 Stock Incentive Plan for Non-Employee Directors. (a) (j)

10.23		Office Building Lease by and between IDX Information Systems Corporation and 4901 LBJ Limited Partnership, effective as of July 1, 2002. (k)

10.24		Office Building Lease by and between National Office Partners Limited Partnership and the Company dated March 23, 2000. (n)

10.25		First Amendment to Lease by and between National Office Partners Limited Partnership and the Company dated February 15, 2002. (n)

10.26	*	Distribution and Development Agreement by and between Stentor, Inc. and the Company dated November 15, 2000. (n)

10.27	*	Amendment to Distribution and Development agreement by and between Stentor, Inc. and the Company dated December 31, 2003. (s)

10.28		Amendment No. 4 to 1995 Stock Option Plan. (a) (l)

10.29		Amendment No. 5 to 1995 Director Stock Option Plan. (a) (s)

10.30	*	Employment, Noncompetition and Nondisclosure Agreement by and between the Company and James H. Crook, effective as of January 1, 2003. (a) (s)

10.31		Stock Purchase and Sale Agreement dated April 10, 2003 between the Company and Total eMed, Inc. (m)

10.32		Amendment Number 1 to the Stock Purchase and Sale Agreement dated April 10, 2003 between the Company and Total eMed, Inc. (m)

10.33	*	Second Amendment to the Distribution and Development Agreement by and between Stentor, Inc. and the Company dated November 16, 2004. (o)

10.34		Credit Agreement by and among IDX, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent dated as of December 22, 2004. (p)

10.35		Form of Executive Retention Agreement for Chief Executive Officer and Chief Operating Officer. (q)

10.36		Form of Executive Retention Agreement for Executive Officers. (q)

10.37	*	ICRS LSP Project Agreement Subcontract Agreement, dated as of March 30, 2004 between the Company and British Telecommunications PLC. (r)

10.38		Summary of Executive Compensation. (a)

10.39		Summary of Director Compensation. (a)

21.1		Subsidiaries of the Company.

23.1		Consent of Ernst & Young LLP.

31.1		Certification of the CEO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of the CFO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of the CEO and CFO of the Company pursuant to 18 U.S.C. Section 1350.

99.1		Consolidated Financial Statements for Allscripts Healthcare Solutions, Inc. (incorporated by reference to Allscripts Healthcare Solutions Inc. financial statements included in Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2004).

*	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the commission.
(a)	Management contract or compensatory plan or arrangement filed as an exhibit to or incorporated by reference into this Form pursuant to Items 15(a) and 15(c) of Form 10-K.
(b)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1, as amended (File No. 33-97104).
(c)	Incorporated herein by reference from the Company’s Registration Statement on Form S-8, as amended (File No. 333-31045).

(d)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 (File No. 000-26816).
(e)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999 (File No. 000-26816).
(f)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 000-26816).
(g)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 000-26816).
(h)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 000-26816).
(i)	Incorporated herein by reference from the Company’s Report on Amendment No. 1 to Schedule 13D for the event of January 10, 2002.
(j)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 000-26816).
(k)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 000-26816).
(l)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 (File No. 000-26816).
(m)	Incorporated herein by reference from the Company’s Report on Form 8-K dated June 18, 2003 (File No. 000-26816).
(n)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(o)	Incorporated herein by reference the Company’s Report on Form 8-K dated November 16, 2004 (File No. 000-26816).
(p)	Incorporated herein by reference the Company’s Report on Form 8-K dated December 22, 2004 (File No. 000-26816).
(q)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 000-26816).
(r)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 000-26816).
(s)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 000-26816).