Form 10-Q
period 2005-03-31
IDX SYSTEMS CORP
filed 2005-05-03
CIK 1001185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number 0-26816

IDX SYSTEMS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Vermont	03-0222230
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

40 IDX Drive South Burlington, VT	05403
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (802) 862-1022

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2005 was 31,046,538.

The following trademarks used herein are owned by IDX: Flowcast, Groupcast, Carecast, Imagecast, IDX, LastWord, IDXtend and Web Framework. All other trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

IDX SYSTEMS CORPORATION

FORM 10-Q

For the Period Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDX Systems Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$44,965	$67,346
Marketable securities	164,423	94,283
Accounts receivable, net	122,298	116,659
Unbilled receivables	4,702	5,822
Deferred contract costs	28,985	24,209
Refundable income taxes	3,212	7,514
Prepaid and other current assets	9,986	8,199

Total current assets	378,571	324,032

Property and equipment, net	97,840	94,291
Deferred contract costs, less current portion	47,041	42,295
Capitalized software costs, net	5,824	5,596
Goodwill, net	7,163	7,163
Other intangible assets, net	2,514	2,514
Other assets	10,669	10,063
Deferred tax asset	8,533	10,961

Total assets	$558,155	$496,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$76,895	$84,388
Deferred revenue	61,186	62,278
Deferred tax liability	25,877	6,579

Total current liabilities	163,958	153,245

Deferred revenue, less current portion	13,187	11,365

Total liabilities	177,145	164,610

Commitments and contingencies	—	—

Stockholders’ equity	381,010	332,305

Total liabilities and stockholders’ equity	$558,155	$496,915

See Notes to the Condensed Consolidated Financial Statements (unaudited)

IDX Systems Corporation

Condensed Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues
System sales	$38,454	$33,559
Maintenance and service fees	104,605	68,991

Total revenues	143,059	102,550

Operating expenses
Cost of system sales	13,970	11,969
Cost of maintenance and services	72,339	45,839
Selling, general and administrative	30,679	28,427
Software development costs	13,694	13,887

Total operating expenses	130,682	100,122

Operating income	12,377	2,428

Other income (expense)
Interest income	1,111	456
Interest expense	(79)	(151)
Foreign currency exchange losses, net	(215)	(189)
Gain on sale of investments	500	—

Other income	1,317	116

Income before income taxes	13,694	2,544

Income tax provision	(5,083)	(967)

Net income	$8,611	$1,577

Basic earnings per share	$0.28	$0.05

Basic weighted average shares outstanding	30,938	29,880

Diluted earnings per share	$0.27	$0.05

Diluted weighted average shares outstanding	32,252	31,434

See Notes to the Condensed Consolidated Financial Statements (unaudited)

IDX Systems Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income	$8,611	$1,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,572	4,031
Amortization	820	458
Deferred taxes	(815)	(2,340)
Increase in allowance for doubtful accounts	114	544
Tax benefit related to exercise of non-qualified stock options	979	2,673
Foreign currency exchange losses, net	215	189
Gain on sale of investments	(500)	—
Loss on disposition of equipment	—	29
Other	—	52
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(4,971)	(24,454)
Deferred contract costs	(9,522)	(10,411)
Prepaid expenses and other assets	(2,377)	320
Accounts payable and accrued expenses	(5,161)	5,462
Federal and state income taxes	2,222	285
Deferred revenue	730	21,890

Net cash (used in) provided by operating activities	(5,083)	305

Investing Activities:
Purchase of property and equipment, net	(8,192)	(3,785)
Purchase of marketable securities	(38,519)	(60,831)
Proceeds from sale of marketable securities	28,525	53,466
Other assets	(1,106)	(1,636)

Net cash used in investing activities	(19,292)	(12,786)

Financing Activities:
Proceeds from sale of common stock	2,052	5,788
Other	21	—

Net cash provided by financing activities	2,073	5,788

Effect of exchange rate fluctuations on cash and cash equivalents	(79)	(23)

Net decrease in cash and cash equivalents	(22,381)	(6,716)
Cash and cash equivalents at beginning of period	67,346	25,536

Cash and cash equivalents at end of period	$44,965	$18,820

See Notes to Condensed Consolidated Financial Statements (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 – Significant Accounting Policies

Nature of Business and Basis of Presentation

IDX Systems Corporation (“IDX” or the “Company”) provides healthcare information systems and services to large integrated healthcare delivery enterprises located in the United States, the United Kingdom and Canada. Revenues are derived from the licensing of software, hardware sales, and providing maintenance and services related to system sales.

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) have been made to provide a fair presentation. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005.

Certain reclassifications of prior period data have been made to conform to the current reporting period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Revenue Recognition

IDX enters into contracts to license software and sell hardware and related ancillary products to customers through its direct sales force. The majority of the Company’s system sales attributable to software license revenue are earned from software that does not require significant customization or modification. The Company recognizes revenue for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and clarified by Staff Accounting Bulletin (“SAB”) No. 101 (‘SAB No. 101”), Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition (“SAB No.104”), and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and, accordingly, the Company recognizes revenue from software licenses, hardware, and related ancillary products when:

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

Judgment is required in assessing the probability of collection and the current creditworthiness of each customer. For example, if the financial condition of the Company’s customers were to deteriorate, it could affect the timing and the amount of revenue the Company recognizes on a contract to the extent of cash collected. In addition, in certain instances judgment is required in assessing if there are uncertainties in determining the fee. If there are significant uncertainties, the revenue is not recognized until the fee is determinable.

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

The Company’s arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation is completed. The product is deemed accepted unless the customer notifies the Company otherwise. Generally, the Company determines that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. In addition, certain system and service offerings contain other mutually agreed upon specifications or service level requirements. Certain of our system specifications include a 99.9% uptime guarantee and/or subsecond response time. The length of these guarantees typically ranges from one to three years. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

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

Additionally, the Company enters into certain arrangements for the sale of software that require significant customization. In these instances, the Company accounts for the contract in accordance with Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). The Company generally recognizes revenue on a percentage-of-completion basis using labor input measures, which involves the use of estimates. Labor input measures are used because they reasonably measure the stage of completion of the contract. Revisions to cost estimates, which could be material, are recorded to income in the period in which the facts that give rise to the revision become known.

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

The Company also enters into arrangements under which the Company provides a hosted software application. The Company recognizes revenue for these arrangements based on the provisions of EITF Issue No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of SAB No. 101, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. The Company’s revenues related to these arrangements consist of system implementation service fees and software subscription fees. The Company has determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, the Company recognizes system implementation fees ratably over a period of time from when the system implementation services are completed and accepted by the customer over the remaining customer relationship life, which the Company has determined is the contractual life of the customer’s subscription agreement. The Company recognizes software subscription fees, which commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed prior to satisfying the Company’s revenue recognition policy are reflected as deferred revenue.

As of March 31, 2005, the Company had deferred revenue totaling $6.8 million related to system implementation and subscription fees. Prior to the year ended December 31, 2004, the revenues and deferred revenues associated with system implementation services were not material.

The application of SOP 97-2 and EITF 00-21 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether fair value exists for those elements. Typically the Company’s contracts contain multiple elements, and while the majority of the Company’s contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with SOP 97-2 or EITF 00-21, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element. Interpretations would not affect the amount of revenue recognized but could impact the timing of recognition.

The Company records reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenance and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. For the three months ended March 31, 2005 and 2004 reimbursable out-of-pocket expenses were $1.8 million and $1.9 million, respectively.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue.

Software Development Costs

The Company accounts for the development cost of software intended for sale in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, (“SFAS 86”). Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model. Software development costs, when material, are stated at the lower of amortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to revenues of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for using the straight-line method over twelve to eighteen months or the product’s estimated economic life, if shorter. IDX has also capitalized software acquired in connection with certain acquisitions. Approximately $1.0 and $1.6 million of software development costs were capitalized during the three months ended March 31, 2005 and 2004, respectively. Amortization of software development costs was approximately $812,000 and $406,000 during the three months ended March 31, 2005 and 2004, respectively.

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

The Company defers direct and incremental system implementation related hosted software arrangements in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans Initial Direct Costs of Leases. The costs deferred consist of employee compensation and benefits for those employees directly involved with performing system implementation, as well as other direct and incremental costs. The costs are amortized to costs of revenues ratably over a period of time from when the system implementation is completed and accepted by the customer over the remaining customer relationship life, which the Company has determined is the contractual life of the customer’s subscription agreement. All costs incurred in excess of the related revenues are expensed as incurred. The Company accrues costs in excess of contractual amounts when the loss is probable and estimable. As of March 31, 2005, there are no amounts accrued for anticipated losses under contractual arrangements.

Accounting for Stock Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying IDX shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). In general, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and, therefore, no compensation expense is recorded. In addition, no compensation expense is recorded for purchases under the 1995 Employee Stock Purchase Plan (the “ESPP”), as the plan is non-compensatory under the provisions of APB No. 25. The intrinsic value of restricted stock units and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period.

SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), establishes the fair value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for stock options granted to employees and directors and for employee stock purchases under the ESPP under SFAS 123. The table below summarizes the pro forma operating results of the Company had compensation cost been determined in accordance with the fair value based method prescribed by SFAS 123.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except for per share data)
Net income as reported	$8,611	$1,577
Add:
Stock-based employee compensation expense included in reported net income, net of related tax effects	—	32
Deduct:
Total stock-based compensation under fair value based methods, net of related tax effects	(1,254)	(1,621)

Pro forma net (loss) income – SFAS No. 123	$7,357	$(12)

Basic earnings per share:
As reported	$0.28	$0.05
Pro forma – SFAS No. 123	$0.24	$—

Diluted earnings per share
As reported	$0.27	$0.05
Pro forma – SFAS No. 123	$0.23	$—

The Company has entered into Executive Retention Agreements with certain key executives that provide, that if certain conditions exist subsequent to a change in control of the Company, the executives will receive both acceleration of vesting and extension of the exercise period on their stock-based awards. In accordance with APB No. 25, the Company has measured the intrinsic value of these individuals’ stock awards as of the modification date, which totaled approximately $37.0 million. If the acceleration of vesting and the extension of the exercise period occurs pursuant to the Executive Retention Agreements, the intrinsic value of any outstanding awards as of the date of separation will be recorded as compensation expense in the Company’s Consolidated Statements of Income. If the award vests and is exercised prior to the separation, the intrinsic value as of the date of modification is not recognized.

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

The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at March 31, 2005. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of trade accounts receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company re-evaluates on a monthly basis based on specific review of receivable aging and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable.

For the three months ended March 31, 2005, there was one customer who accounted for approximately 21.0% of consolidated revenues. This customer accounted for 24.2% and 14.5% of accounts receivable at March 31, 2005 and December 31, 2004, respectively. No other single customer accounted for more than 10% of IDX’s consolidated revenues for the three months ended March 31, 2004.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of the Company’s subsidiary in the United Kingdom is the local currency of that country. Accordingly, the assets and liabilities are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company accounts that have been determined to be temporary in nature and cash, accounts receivable and accounts payable denominated in non-functional currencies.

New Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123. Statement 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) is effective for annual periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company currently plans to adopt Statement 123(R) using the modified prospective method.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.0 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively.

Note 2 – Business Combinations and Divestitures

On November 22, 2004, the Company acquired all the outstanding common stock of PointDx, Inc. (“PointDx”), a developer of structured medical reporting technology located in Winston-Salem, North Carolina for approximately $7.3 million, including acquisition costs. PointDx was subsequently merged into a subsidiary of the Company. The PointDx structured reporting technology will be directly integrated into the IDX Imagecast RIS and Imagecast PACS, designed to achieve a standardized, efficient relationship between workflow and the imaging activities for radiology. The acquisition was financed with cash on hand with $3.3 million, including acquisition costs, paid at closing. The remaining $4.0 million will be paid out in four equal installments of $1.0 million over the course of an earn-out process through 2005, subject to reductions as defined under the terms of the agreement. The Company made the quarterly payment of $1.0 million during the three months ended March 31, 2005. Included in accrued expenses is $3.0 million at March 31, 2005 and $4.0 million at December 31, 2004 relating to the earn-out payments. The agreement also contains a provision for the payment of a contingent consideration in the amount of an additional $1.0 million, subject to reductions as defined under the terms of the agreement, in the event that the Company sells a certain number of products incorporating PointDx technology prior to November 1, 2006. Goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. This transaction was accounted for using the purchase method of accounting and, accordingly, results of operation for PointDx are included in the Company’s consolidated financial statements since the date of acquisition.

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

The Company determined that the acquisition of PointDx resulted in the recognition of goodwill primarily because of synergies unique to the Company and the strength of its acquired workforce. The intangible assets represent acquired technology, which will be amortized over its expected useful life of seven years. The goodwill and the acquired technology are not deductible for tax purposes.

Included in liabilities assumed is a provision for lease abandonment costs of approximately $173,000 relating to the leased facilities of PointDx (See Note 3).

Note 3 – Restructuring Costs and Other Charges

Restructuring costs

On September 28, 2001, the Company announced its plan to restructure and realign its large physician group practice businesses. The Company implemented a workforce reduction and restructuring program affecting approximately four percent of the Company’s employees. The restructuring program resulted in a charge to earnings of approximately $19.5 million during the fourth quarter of 2001, in connection with costs associated with employee severance arrangements of approximately $5.6 million, lease payment costs of approximately $5.2 million, equipment and leasehold improvement write-offs related to the leased facilities of $8.6 million and other restructuring costs, primarily related to professional and consulting fees related to the restructuring. Workforce related accruals, consisting principally of employee severance costs, were based on specific identification of employees to be terminated, along with their job classification and functions, and their location. Approximately 200 employees were terminated primarily in the Flowcast operating unit and certain corporate services functions. Substantially all workforce related actions were completed during the fourth quarter of 2001, with the exception of a minimal number of staff assigned to transition teams.

On June 1, 2004, the Company entered into an agreement to terminate its contractual commitments under the remaining lease. Such termination was, in part, related to the restructuring. The Company paid $1.5 million to terminate the lease, which was approximately $387,000 higher than the amount accrued at the date of termination.

Lease abandonment charges

In 1999, the Company entered into a lease commitment for new office space in Seattle under a lease that commenced in 2002. The Company continued to utilize its existing space and an active search for a sublessor was initiated and has been ongoing. In 2002, the Company consolidated its Seattle operations into the new office space and abandoned its then existing office space. Due to the depressed Seattle real estate market and the inability to obtain a sublessor, the Company recorded a lease abandonment charge of $9.2 million in its Information Systems and Services business segment in 2002. The lease abandonment charge is related to lease payments of approximately $7.9 million through the end of the lease term in 2005 and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. The $1.9 million accrual remaining at March 31, 2005 will be paid during the remainder of 2005. While currently not anticipated, in the event that the Company is able to secure a sub-tenant to assume its prior lease in a future reporting period, the present value of the future sub-lease income would be recorded as a reduction in expenses under the lease abandonment caption in the consolidated financial statements in the period in which the sub-lease agreement is signed.

In December 2004, the Company entered into a sublease agreement for a portion of its facilities under lease in San Diego, which was formerly used principally for EDiX operations and was being utilized during 2004 for sales and support services from continuing operations. The sublease agreement is for a contractual period of three years commencing January 1, 2005 with sublease rental income totaling $783,000 over the term of the sublease. The Company’s lease term expires October 31, 2010. The Company vacated the subleased portion of the facilities in December 2004 and recorded a lease abandonment charge of $479,000 related to lease payments of $1.8 million and other costs of approximately $75,000 primarily related to commissions incurred in connection with the sublease, offset with sublease rental income of $1.4 million. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company has assumed sublease rental income for the entire lease term in calculating the applicable lease abandonment charge. The Company has assumed sublease rental income beyond the current contractual sublease term at the same rate as the contracted rate due to the fact that the Company believes that this represents the most probable sublease rate. In the event that the Company is unable to secure a sub-lessee for the remaining three years of the lease term, the loss of sub-lease income would be recorded in the period in which the Company determines that sublease rentals could not be reasonably obtained. In the event that the Company is unable to secure a sub-lessee during the time between the date the present sublease expires, and the date at which the Company determines sublease rental could not be reasonably obtained, the loss of sub-lease income would be recorded in the period in which the property is not subleased.

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

The following table sets forth the significant components and activity in lease abandonment charges (in thousands):

	Balance December 31, 2003	Lease Abandonment Charges	Non-Cash Charge	Cash Payments	Balance December 31, 2004	Non-Cash Charge	Cash Payments	Balance March 31, 2005
Lease costs	$5,099	$652	$—	$(2,534)	$3,217	$—	$(731)	$2,486

Of the $2.5 million accrual balance at March 31, 2005, approximately $2.1million will be paid during the remainder of 2005 and $0.4 thereafter. Interest expense relating to lease abandonment charges for the three months ended March 31, 2005 and 2004 was $35,000 and $82,000, respectively.

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

At the time of sale, the Company accounted for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, the Company recognized its pro-rata share of Allscripts losses during the 2001 fiscal year resulting in the elimination of the carrying value of this investment. At March 31, 2005, the Company owned approximately 18.25% of the outstanding shares of common stock of Allscripts. Due to the fact that the Company’s equity interest in Allscripts has fallen below 20% and that the Company no longer significantly influences the financial or operating policies of Allscripts, the equity method was discontinued during the third quarter of 2004. The Company accounts for its investment in Allscripts as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, available-for-sale investments, which have readily determinable fair values, are reported at fair value with unrealized gains and losses, net of taxes, reported in Other Comprehensive Income as part of shareholders’ equity. The fair market value of this stock is affected by the Company’s contractual restriction that it is allowed to sell only 25% of its initial Allscripts shares in any one year. Restricted stock does not meet the readily determinable fair value criterion under SFAS 115; however, any portion of the security holding that can be reasonably expected to qualify for sale within one year is not considered restricted.

At March 31, 2005, the estimated market value of the Company’s investment in 7,276,538 shares of Allscripts common stock was approximately $103.5 million, based on the last reported sales price per share on the NASDAQ National Market of $14.30 on that date. Of this amount, $79.6 million is reported in Marketable Securities, which represents the fair value at March 31, 2005 of 5,569,535 of Allscripts shares that can be sold within one year.

Certain information relative to the Company’s marketable securities at March 31, 2005 and December 31, 2004 is as follows (in thousands):

	March 31, 2005	December 31, 2004
Cost	$84,771	$74,279
Gross unrealized gains	79,652	20,004
Gross unrealized losses	—	—

Market value	$164,423	$94,283

Unrealized gains and losses on marketable securities are recorded, net of any tax effect, as a separate component of stockholders equity. Gross realized gains of approximately $500,000 were recorded during the three months ended March 31, 2005 from investments based on the specific identification method. There were no gross realized gains during the three months ended March 31, 2004. There were no gross realized losses from the sale of available-for-sale securities during the three months ended March 31, 2005 and 2004.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost, which is only adjusted if an other-than-temporary impairment exists, as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. As of March 31, 2005 and December 31, 2004, the carrying value of these investments was approximately $9.3 million.

Note 5 – Derivative Financial Instruments and Hedging Agreements

From time to time, the Company enters into forward foreign exchange contracts to hedge, on a net basis, the foreign currency exposure of a portion of the Company’s assets and liabilities denominated in the British pound sterling, including inter-company accounts. Inter-company transactions are denominated in the functional currency of our foreign subsidiary in order to centralize foreign exchange risk in the parent company in the United States. Increases or decreases in our foreign currency exposures are partially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. The terms of these forward contracts are generally for one to three months. The Company does not use forward contracts for trading or speculative purposes. The forward contracts are not designated as cash flow or fair value hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, and do not represent effective hedges. All outstanding forward contracts are marked to market at the end of the period and recorded on the balance sheet at fair value in other current assets and other current liabilities. The changes in fair value from these contracts and from the underlying hedged exposures are generally offsetting and are recorded in other income, net in the accompanying Consolidated Statement of Income.

During the three months ended March 31, 2005 and 2004, the Company recorded net foreign currency exchange losses of $215,000 and $189,000, respectively.

At March 31, 2005, the Company had $15.0 million outstanding forward foreign exchange contracts to exchange British pounds for US dollars. Forward foreign exchange contracts matured within 91 days and had a book value that approximated fair value.

Note 6 – Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite lives are not amortized. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets with finite useful lives are amortized over their useful lives.

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

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 and for the year ended December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Balance, beginning of year	$7,163	$2,508
Goodwill acquired	—	4,655

Balance, end of period	$7,163	$7,163

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

Estimated aggregate amortization expense for intangible assets is as follow:

Year	Total
(in thousands)
2005 remaining	$—
2006	224
2007	359
2008	359
2009	359
Thereafter	1,213

$2,514

Note 7 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Accounts payable	$25,018	$35,524
Employee compensation and benefits	9,081	9,522
Accrued expenses	3,667	5,783
Accrued cost of sales	21,157	13,860
Payments due related to acquisitions	3,000	4,000
Accrual for lease abandonment charges	2,486	3,217
Income taxes	8,624	8,376
Other	3,862	4,106

	$76,895	$84,388

Note 8 – Deferred Revenues

Deferred revenues consists of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Maintenance and services	$61,460	$54,975
Systems	8,826	8,771
Billings in excess of revenues earned on uncompleted contracts	4,087	9,897

	$74,373	$73,643

	March 31, 2005	December 31, 2004
	(in thousands)
Short-term deferred revenues	$61,186	$62,278
Long-term deferred revenues	13,187	11,365

	$74,373	$73,643

Note 9 – Contracts in Process

The components of uncompleted contracts are as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Revenue earned on uncompleted contracts	$126,156	$97,895
Less billings to date	129,581	107,530

	$(3,425)	$(9,635)

Revenue earned under the percentage-of-completion method of accounting in excess of billings on uncompleted contracts is recorded as unbilled receivables. Billings on contracts in excess of related revenues recognized under the percentage-of-completion method of accounting are recorded as deferred revenues. The components of uncompleted contracts are reflected in the balance sheet are as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Revenue earned in excess of billings on uncompleted contracts	$662	$262
Billings in excess of revenues earned on uncompleted contracts	(4,087)	(9,897)

	$(3,425)	$(9,635)

Note 10 – Financing Arrangements

The Company had a revolving line of credit agreement (the “Line”) allowing the Company to borrow up to $40.0 million, subject to certain restrictions, bearing interest at the bank’s base rate plus 0.25%. The Line was secured by deposit accounts, accounts receivable and other assets. On June 30, 2004, the Company provided notice to terminate the Line and the termination was effective as of July 30, 2004.

In December 2004, the Company entered into a $50.0 million Revolving Credit Facility with several banks. This agreement provides revolving credit for $50.0 million with additional minimum increments of $25.0 million available up to a maximum of $150.0 million. Interest on outstanding borrowings is based upon one of two options, which the Company selects at the time of the borrowing. The first option is the highest of the bank’s prime rate, the secondary market rate for three-month certificates of deposit plus 1.0%, and the federal funds effective rate plus 0.5%. The second option is the London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 75.0 to 175.0 basis points as defined in the agreement and is available only for borrowings in excess of $2.0 million. In addition, the Company may, subject to availability, request Letters of Credit in an aggregate amount not to exceed $10.0 million. The Credit Agreement contains customary representations, warranties and covenants, including financial covenants. No amounts are pledged as collateral against the Revolving Credit Facility. The Revolving Credit Facility will expire on December 22, 2009. At March 31, 2005, the bank’s prime rate, the secondary market rate for three-month certificates of deposit, the federal fund effective rate and the LIBOR rate were 5.75%, 3.12%, 2.96% and 2.85%, respectively. At March 31, 2005 and December 31, 2004, no amounts were outstanding under the Revolving Credit Facility and the Company had no letters of credit outstanding.

Note 11 – Income Taxes

The Company’s first quarter 2005 and 2004 effective tax rates were 37.1% and 38.0%, respectively, which were lower than the Company’s statutory rate of 40.0%. For 2005, the lower effective rate was due to the utilization of state net operating losses and research and development credits to offset income taxes. The Company’s effective income tax rate for 2004 was lower than the statutory rate primarily due to our use of research and development credits to offset income taxes. The Company currently expects to realize recorded deferred tax assets as of March 31, 2005 of approximately $8.5 million. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment relating to unrealized gains on the Company’s investment in publicly traded common stock. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable.

Note 12– Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)

Numerator for basic and diluted earnings per share	$8,611	$1,577

Denominator:
Basic weighted average shares outstanding	30,938	29,880
Effect of employee stock options	1,314	1,554

Denominator for diluted earnings per share	32,252	31,434

Basic earnings per share	$0.28	$0.05

Diluted earnings per share	$0.27	$0.05

Options to acquire 159,238 and 177,009 shares for the three months ended March 31, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive.

Note 13 - Comprehensive Income

Components of comprehensive income consisted of unrealized gains (losses) on marketable securities and foreign currency translation adjustments as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net Income	$8,611	$1,577

Other comprehensive income:
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	60,064	7
Less reclassification adjustments for gains included in net income	(426)	—
Foreign currency translation adjustments	(32)	32
Deferred income taxes	(22,543)	(2)

Other comprehensive income	37,063	37

Comprehensive Income	$45,674	$1,614

Note 14 – Commitments and Contingencies

Leases:

At March 31, 2005, minimum lease payments for certain facilities and equipment under noncancelable leases commitments and minimum sublease rental income to be received under noncancelable subleases were as follows:

Year	Leases	Subleases
	(in thousands)
2005 remaining	$11,444	$(218)
2006	13,916	(252)
2007	14,176	(294)
2008	14,512	(26)
2009	13,911	—
Thereafter	66,289	—

	$134,248	$(790)

Of the $134.2 million in non-cancelable operating lease obligations, approximately $2.5 million is included in accrued expenses at March 31, 2005 relating to a lease abandonment charge. See Notes 3 and 7.

Total rent expense amounted to $4.3 million and $3.8 million during the three months ended March 31, 2005 and 2004, respectively. Total rent expense for the three months ended March 31, 2005 for our lease in the UK with UCLH amounted to $206,000.

The Company leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $86,000 and $90,000 for the three month periods ended March 31, 2005 and 2004, respectively.

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

All covered entities were required to comply with the TCS Standards by October 16, 2003. The Privacy Standards imposed by HIPAA have been in effect for most covered entities since April 14, 2003, while the compliance deadline for the Security Standards was April 21, 2005.

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

Note 15 – Legal Proceedings

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

On March 31, 2004, IDX submitted certain information to NIST, which NIST requested in conjunction with a proposed amendment to the Cooperative Agreement. As a result of the amendment, payment on the award was discontinued until IDX demonstrated regulatory compliance relating to certain aspects of its grant accounting and reporting procedures and relating to an in-kind contribution of software IDX made to the project. In issuing the amendment, NIST made no finding of regulatory noncompliance by IDX in connection with the award. On March 25, 2005, NIST issued another amendment to the Cooperative Agreement that lifted the suspension on funding, permitted IDX to recover project costs incurred during the period of the suspension and extended the project for another year.

From June through November 2004, the U.S. Commerce Department, Office of Inspector General (“OIG”), conducted an audit of the SAGE Project. On March 11, 2005, OIG issued a final audit report recommending that NIST disallow certain costs and subsequently, the Company submitted its response contesting certain findings. NIST will issue an audit resolution determination, which could reject some or all of the recommendations in the final audit. If the audit resolution determination adopts the final audit report’s recommendations, the Company intends to contest it vigorously through the administrative appeals process and/or through judicial review in federal court.

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

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03-1158P) asserting that the Company had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the Federal False Claims Act. In addition, among other causes of action, the employee alleged that the Company had violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee requested relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys’ fees, interest and costs. In addition, the employee’s complaint alleges that the Company submitted false statements to the government to obtain the grant and to obtain reimbursement from the government for project costs.

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

On October 14, 2004, the Company requested the U.S. District Court that dismissed the employee’s retaliation claims under the Federal False Claims Act, as noted above, to enter an order enjoining the employee and OSHA from further processing the employee’s retaliation claim filed with the Department of Labor. OSHA has opposed the motion. The Court denied this motion to enjoin the employee and OSHA on February 15, 2005 and the Company filed a motion for reconsideration, which was also denied. The Company has appealed this finding. If the appeal is denied, OSHA will likely issue the results of its investigation. If the finding is adverse to the Company, the Company will contest such finding vigorously.

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

Note 16 – Segment and Geographic Information

Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about operating segments. SFAS 131 also establishes standards for related disclosures about major customers, products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding how to allocate resources and assess performance. The Company internally identifies operating segments by the type of products produced and markets served, and in accordance with SFAS 131, the Company has aggregated similar operating segments into one segment: Information Systems and Services.

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

Geographic Information

Revenues are attributed to countries based on the location of the client. Information concerning revenues of principal geographic areas is as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
United States	$108,098	$98,813
United Kingdom	33,653	4,438
Other	1,308	2,299

Total	$143,059	$102,550

Information concerning long-lived assets of principal geographic areas is as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Long-lived assets:
United States	$91,810	$88,384
United Kingdom	6,030	5,907

	$97,840	$94,291

During the three months ended March 31, 2005 there was one customer who accounted for approximately 21.0% of consolidated revenues. No single customer accounted for more than 10% of our consolidated revenues for the comparable period in 2004.

Note 17—Related Party Transactions

As a result of the sale of Channelhealth to Allscripts, the Company currently owns approximately 18.25% of the common stock of Allscripts at March 31, 2005. As part of a 10-year strategic alliance agreement beginning on January 9, 2001, Allscripts is obligated to pay IDX a percentage of Allscripts’ revenue related to the Company’s customers. The Company recorded revenues of approximately $528,000 and $413,000 during the three months ended March 31, 2005 and 2004, respectively. The Company also leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $86,000 and $90,000 during the three months ended March 31, 2005 and 2004, respectively.

The Company currently owns 562,069 shares of Series D convertible preferred stock in Stentor, Inc. (“Stentor”), which constitutes approximately 4% ownership on an as-converted basis. The Company currently has a Distribution and Development agreement with Stentor, Inc. that allows the Company and Stentor. to mutually distribute each other’s products to new and existing customers that may be merged into the collective MIMS system. The Company and Stentor pay each other one-time up-front initiation royalties based on execution of new customer agreements and ongoing sustaining royalties on a quarterly basis over the life of the customer agreements based on total new managed radiology studies for a given period. Royalty revenue included in system sales for the three months ended March 31, 2005 and 2004 was $740,000 and $604,000, respectively. Royalty expense included in cost of system sales was $1.9 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively.

Commencing in April 2004, the Company began leasing office facilities in the UK from a customer, the University College of London Hospital (“UCLH”). The lease term is for ten years and provides for annual base rent of £483,150 ($912,187 using the exchange rate of 1.888 at March 31, 2005), plus the Company’s share of taxes and maintenance costs. The lease includes a provision for annual increases for maintenance, subject to a cap, in accordance with the UK Retail Price Index. In addition, the lease contains a provision for an increase in the annual base rent in the fifth year of the term of the lease.

Note 18 – Subsequent Event

On April 27, 2005 the Company entered into an agreement to acquire substantially all the assets of RealTimeImage, Ltd. (“RTI”), a privately held developer of web-based medical specialty imaging solutions with offices in Tel Aviv, Israel and San Bruno, California for approximately $15.5 million. The acquisition is part of the Company’s strategy to enhance its product and market competitiveness through acquiring leading edge technology and expertise. The RTI acquired technology is integrated into IDX’s Imagecast for Cardiology solution. The acquisition is currently expected to close in the second quarter of 2005 and will be financed with cash on hand. This transaction will be accounted for using the purchase method of accounting. The Company has not yet completed the allocation of the purchase price, as appraisals associated with the valuation are not yet complete.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Forward-Looking Information and Factors Affecting Future Performance” commencing on page 35, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise specified or the context requires otherwise, the terms “we”, “us”, “our” and the “Company” refer to IDX Systems Corporation and its subsidiaries. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, statements regarding the health care industry, statements regarding our products, product development and information technology, statements regarding future revenue or other financial trends, statements regarding future acquisitions, strategic alliances, or other agreements, including our agreements in the UK, and statements regarding our intellectual property. If any risk or uncertainty identified in the following factors actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline.

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

Overview

Total revenues increased 39.5% to $143.1 million during the three months ended March 31, 2005 from $102.6 million for the same period in 2004. System sales increased by 14.6% and maintenance and service fees increased by 51.6%, driven largely by revenues generated from our subcontract arrangement with British Telecommunications PLC (“BT”). Total operating expenses increased 30.5% resulting in operating income of $12.4 million or an operating margin of 8.7% for the three months ended March 31, 2005 as compared to an operating margin of 2.4% for the same period in 2004. For the three months ended March 31, 2005, we reported income of $8.6 million, or $0.27 diluted earnings per share, and at March 31, 2005, cash and marketable securities totaled $209.4 million.

A more detailed discussion of our results is presented in “RESULTS OF OPERATIONS” below.

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

This is not a comprehensive list of all of IDX’s accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 1 of Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2004.

Revenue Recognition – We enter into contracts to license software and sell hardware and related ancillary products to customers through our direct sales force. The majority of our system sales attributable to software license revenue are earned from software that does not require significant customization or modification. We recognize revenue for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and clarified by Staff Accounting Bulletin (“SAB”) No. 101 (‘SAB No. 101”), Revenue Recognition in Financial Statements, and SAB No. 104 Revenue Recognition (“SAB No.104”), and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and, accordingly, we recognize revenue from software licenses, hardware, and related ancillary products when:

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

Our arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 30 days after installation is completed. The product is deemed accepted unless the customer notifies us otherwise. Generally, we determine that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. In addition, certain system and service offerings contain other mutually agreed upon specifications or service level requirements. Certain of our system specifications include a 99.9% uptime guarantee and/or subsecond response time. The length of these guarantees typically ranges from one to three years. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in our consolidated financial statements.

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

Additionally, we enter into certain arrangements for the sale of software that require significant customization. In these instances, we account for the contract in accordance with Accounting Research Bulletin No. 45, Long-term Construction-Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”). In those situations, we generally recognize revenue on a percentage-of-completion basis using labor input measures, which involves the use of estimates. Labor input measures are used because they reasonably measure the stage of completion of the contract. Revisions to cost estimates, which could be material, are recorded to income in the period in which the facts that give rise to the revision become known.

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

We also enter into arrangements under which we provide hosted software applications. We recognize revenue for these arrangements based on the provisions of EITF No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. Our revenues related to these arrangements consist of system implementation service fees and software subscription fees. We have determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, we recognize system implementation fees ratably over a period of time from when the system implementation services are completed and accepted by the customer over the remaining customer relationship life, which we have determined is the contractual life of the customer’s subscription agreement. We recognize software subscription fees, which commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed prior to satisfying our revenue recognition policy are reflected as deferred revenue.

As of March 31, 2005, we had deferred revenue totaling $6.8 million related to system implementation and subscription fees. Prior to the year ended December 31, 2004, the revenues associated with system implementation services were not material.

The application of SOP 97-2 and EITF 00-21 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether fair value exists for those elements. Software revenue recognition rules are very complex and prone to subjective interpretations in practical application. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with SOP 97-2 or EITF 00-21, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element. Interpretations would not affect the amount of revenue recognized but could impact the timing of recognition.

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

Allowance for Doubtful Accounts and Credits – We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. Substantially all of the Company’s end-users are large integrated healthcare delivery enterprises principally located in the United States, the United Kingdom and Canada. We perform ongoing credit evaluations of the financial condition of our customers and generally do not require collateral. Although we are directly affected by the overall financial condition of the healthcare industry, we do not believe significant credit risk exists at March 31, 2005. We generally have not experienced any material losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. We maintain an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. Our losses related to collection of trade accounts receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which we re-evaluate on a monthly basis based on specific review of age of our receivable and the period that any receivables are beyond the standard payment terms, is believed by us to be probable.

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

Income Taxes – We account for income taxes under the liability method. We determine deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities, measured using the enacted tax rates that will be in effect when these differences are expected to reverse. In assessing the realization of our deferred tax assets, we evaluated certain relevant criteria, including future taxable income, and tax planning strategies designed to generate future taxable income. We currently believe that future earnings and current tax planning strategies will be sufficient to recover substantially all of our recorded deferred tax assets. These strategies include estimates and involve judgments relating to certain unrealized gains in our marketable securities. To the extent that facts and circumstances change – for example, if there is a decline in the fair value of the marketable securities – this tax-planning strategy may no longer be sufficient to support certain deferred tax assets and we may be required to increase the valuation allowance. Furthermore, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some portion or all of our recorded deferred tax assets would not be realizable.

The valuation allowance as of March 31, 2005 and December 31, 2004 relate primarily to state net operating losses and state research and development and other tax credits generated in fiscal 1999 to 2004 through which we can only recognize a benefit through future taxable income.

The American Jobs Creation Act of 2004 (the “Act”) introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The President signed the Act into law on October 22, 2004. Even in light of the Act, the Company did not provide for U.S. income taxes on earnings of the Company’s subsidiaries outside of the U.S. The Company’s current intention is to reinvest the total amount of the Company’s approximately $2.3 million of unremitted earnings permanently or repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2004 which contain accounting policies and other disclosures required by generally accepted accounting principles.

NEW ACCOUNTING STANDARDS

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) is effective for annual periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on January 1, 2006.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We currently plan to adopt Statement 123(R) using the modified-prospective method.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.0 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change represented by line items in our condensed consolidated statements of income from continuing operations:

	Three Months Ended March 31, 2005	% Sales	Three Months Ended March 31, 2004	% Sales	Change Three Months Ended March 31, 2005 Over Three Months Ended March 31, 2004
					$ Variance	% Variance
	(in thousands, except percentages and per share amounts)
System sales	$38,454	26.9%	$33,559	32.7%	$4,895	14.6%
Maintenance and service fees	104,605	73.1%	68,991	67.3%	35,614	51.6%

Total revenues	143,059	100.0%	102,550	100.0%	40,509	39.5%

Cost of system sales	13,970	9.8%	11,969	11.7%	2,001	16.7%
Cost of maintenance and services	72,339	50.6%	45,839	44.7%	26,500	57.8%
Selling, general and administrative	30,679	21.4%	28,427	27.7%	2,252	7.9%
Software development costs	13,694	9.6%	13,887	13.5%	(193)	-1.4%

Total operating expenses	130,682	91.3%+	100,122	97.6%	30,560	30.5%

Operating income	12,377	8.7%	2,428	2.4%	9,949	409.8%

Other income (expense), net	1,317	0.9%	116	0.1%	1,201	1035.3%
Income tax (provision) benefit	(5,083)	-3.6%	(967)	-0.9%	(4,116)	425.6%

Net Income	$8,611	6.0%	$1,577	1.5%+	$7,034	446.0%

Diluted earnings per share	$0.27		$0.05		$0.22	440.0%

+	Does not total due to rounding.

Total Revenues

Total revenues consist of system sales and maintenance and service fees. Our system sales consist of our software licensed to primarily end-user customers, along with third party hardware and software, and royalty income. Revenue recognized under system sales is dependant upon the timing of many variables such as the signing of the contract, the delivery of the hardware and software components, and the achievement of milestones through our implementation efforts. Under certain royalty and revenue-sharing arrangements, we recognize royalty revenue from sales by third parties that incorporate technology licensed from IDX, or we share in revenues received by third parties from IDX customers. Maintenance and service fees represent services to implement and support our system sales. More specifically, our maintenance and service fees consist of software maintenance fees, installation fees, professional and technical service fees, training fees, outsourcing services, and other miscellaneous fees.

During the three months ended March 31, 2005 as compared to the same period in 2004, total revenues increased 39.5% driven principally by increases in maintenance and service fees, which increased 51.6% due primarily to our development efforts in the UK. This increase resulted in maintenance and service fees representing a larger portion of our total revenues. We currently anticipate this trend to continue due to increases in our development work in the UK. Moreover, as we market more comprehensive clinical systems, the time and effort required to implement these systems is typically more extensive and these additional implementation costs result in increased maintenance and service fee revenue for us.

System Sales

System sales increased 14.6% during the three months ended March 31, 2005 as compared to the same period last year, primarily attributable to increases in software license and subscription revenues of $3.1 million, hardware and third party software sales of $1.2 million. The increase is due primarily to new sales to existing customers during the first quarter of 2005 as compared to the first quarter of 2004.

Maintenance and Service Fees

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change by line items comprising maintenance and service fees as represented in our condensed consolidated statements of income:

	Three Months Ended March 31, 2005	% Sales	Three Months Ended March 31, 2004	% Sales	Change Three Months Ended March 31, 2005 Over Three Months Ended March 31, 2004
					$ Variance	% Variance
	(in thousands, except percentages)
Maintenance fees	$42,471	29.7%	$36,192	35.3%	$6,279	17.3%
Installation fees	18,549	13.0%	15,359	15.0%	3,190	20.8%
Development services	22,642	15.8%	—	—	22,642	100.0%

Consulting, professional and other fees	20,943	14.6%	17,440	17.0%	3,503	20.1%

Total maintenance and service fees	$104,605	73.1%	$68,991	67.3%	$35,614	51.6%

The increase in maintenance and service fees was driven largely by our business in the UK. The increases in development services, which represent revenues for our development efforts associated with the production and customization of certain product functionalities required under our UK contracts, and installation fees were both primarily related to work performed for our UK customers. The increase in maintenance fees for software and hardware support was primarily due to an increase in our installed base of $5.1 million combined with annual maintenance price increases of approximately $1.2 million. Consulting, professional and other fees increased 20.1% primarily attributable to increases in our eCommerce and Business Services Outsourcing (“BSO”) services. ECommerce revenues increased $1.4 million and BSO revenues increased $1.6 million for the three months ended March 31, 2005 as compared to the same period in 2004. The growth in our eCommerce revenues was primarily due to an increase in our installed based from our medical and physician group practice customers. BSO is a new offering that was launched during the second quarter of 2004.

Cost of Sales

The following table indicates the total cost of system sales and maintenance and service fees as a percentage of total revenues and the cost of system sales and maintenance and service fees as a percentage of their respective revenues:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except percentages)
Total revenues	$143,059	$102,550
Total cost of system sales and maintenance and service fees	86,309	57,808
Total cost of system sales and maintenance and service fees as a percentage of total revenues	60.3%	56.4%

System sales:
System sales	$38,454	$33,559
Cost of system sales	13,970	11,969
Cost of system sales as a percentage of system sales	36.3%	35.7%

Maintenance and service fees:
Maintenance and service fees	$104,605	$68,991
Cost of maintenance and service fees	72,339	45,839
Cost of maintenance and service fees as a percentage of maintenance and service fees	69.2%	66.4%

The cost components of our total revenues vary based on the type of products and services we provide, namely system sales and maintenance and service fees. Our cost of system sales consists primarily of external costs relating to third party hardware and software purchases, while the costs of maintenance and service fees are employee-driven and consist primarily of employee and related infrastructure costs incurred in providing maintenance and installation services, post-installation support and training and consulting services. These costs as a percentage of total revenues typically have varied as the mix of revenue (software, bundled third party software, hardware, maintenance and service fees) components carry different margin rates from period to period. In addition, fluctuations in our cost of system sales typically result from the revenue mix of our software license revenue, which has a lower cost percentage and higher margins, and third party hardware and software sales, which have higher cost percentages and lower margins. Under certain royalty agreements, we incur royalty expense from sales that incorporate technology licensed from third parties, which is included in our cost of system sales.

Cost of System Sales

For the three months ended March 31, 2005 as compared to the same period in 2004, our cost of system sales as a percentage of system sales increased principally due to an increase in royalty expense of $0.9 million. The increase in royalty expense was due to an increase in our installed base that incorporated technology from third parties. This was partially offset by the change in the product mix between our software license revenue and third party hardware and software sales. IDX software sales, which carry a lower cost of revenue percentage, represented a larger portion of system sales during the three months ended March 31, 2005 as compared to the same period in 2004.

Cost of Maintenance and Service Fees

The cost of maintenance and service fees as a percentage of maintenance and service fee revenue for the three months ended March 31, 2005 as compared to the same period in 2004 increased to 69.2% from 66.4% due primarily to increases in development costs related to services provided in the UK, which carry higher cost percentages than installation and maintenance services. The cost of maintenance and service fees increased $26.4 million or 57.6% during the three months ended March 31, 2005 as compared to the same period in 2004 to support the growth in our installed base of software applications. The increase was primarily attributable to increases of $11.7 million in employee compensation and benefit costs, $8.2 million in subcontractor expenses, $2.0 million in professional fees, $1.8 million in third party maintenance contract costs and $1.1 million in occupancy related expenses. Employee compensation and benefit costs, subcontractor expenses, professional fees and occupancy related expenses increased primarily to support the growth in our revenues from our operations in the UK. A portion of our research and development costs, principally employee compensation and benefit costs, were allocated to the cost of maintenance and services that relate to the development work in the UK. Certain third party maintenance contract costs increased as customers upgraded to new systems, which have a higher support cost per user and due to the increase in third-party software sales relating to our clinical solutions.

As the demand for services from new and existing customers for installation, maintenance and consulting services increases in future periods, we anticipate that our cost of services will also increase. In addition, we expect the cost of maintenance and service fees to increase in future periods, primarily due to the increase in development costs related to services provided in the UK as costs of maintenance and service fees. The use of specialized professional outside services may increase as well, further increasing cost of services, which may reduce our overall margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of total revenues were 21.4% for the three months ended March 31, 2005 as compared to 27.7% for the same period last year. Start-up expenses for our operations in the UK contributed to the higher percentage during the three months ended March 31, 2004. Selling, general and administrative expenses consist primarily of employee compensation and benefit costs for sales, corporate, financial and administrative personnel, advertising and trade show costs, related infrastructure costs and professional fees. The increase of $2.3 million was due primarily to the growth in our business.

We expect our selling, general and administrative expenses to increase in future periods as we increase our administrative and accounting staff to support our growth.

Software Development Costs

Software development costs consist primarily of costs related to our software developers, associated infrastructure costs required to fund product development initiatives and amortization of such costs. As described in Note 1 to the notes of the accompanying condensed consolidated financial statements and notes thereto, which contain accounting policies and other disclosures required by generally accepted accounting principles, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Technological feasibility is established upon the completion of a working model or detail program design. Historically, costs incurred after establishment of technological feasibility have not been significant; however, as we develop products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete testing after technological feasibility has been established may become significantly more extensive. Consequently, we anticipate that as we continue to focus our development efforts on enhancing functionality and developing new applications for our current product suites, capitalized software development costs may become more significant in future reporting periods. Approximately $1.0 and $1.6 million of software development costs were capitalized during the three months ended March 31, 2005 and 2004, respectively. Amortization of software development costs was approximately $812,000 and $406,000 during the three months ended March 31, 2005 and 2004, respectively.

The following table indicates software development costs as a percentage of system sales:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except percentages)
Software development costs:
System sales	$38,454	$33,559
Software development costs	13,694	13,887
Software development costs as a percentage of system sales	35.6%	41.4%

Research and development employee compensation and benefit costs decreased $1.9 million, offset by an increase in professional fees of $1.1 million related to various development projects and a decrease in capitalized software development costs, net of amortization, of $0.9 million. A portion of our research and development costs, principally employee compensation and benefit costs, are allocated to the cost of maintenance and services that relate to the development work in the UK which resulted in the decline in employee compensation and benefit costs. The decrease in capitalized software costs, net of amortization was primarily related to costs capitalized during the three months ended March 31, 2004 relating to Flowcast 3.0 release.

Total Other Income (Expense), Net

The following table sets forth the components of total other income, net:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Other income (expense)
Interest income	$1,111	$456
Interest expense	(79)	(151)
Foreign currency exchange losses, net	(215)	(189)
Gain on sale of investments	500	—

Total other income, net	$1,317	$116

Interest Income

The increase in interest income was due primarily to higher domestic interest rates for the three months ended March 31, 2005 as compared to the same period in 2004.

Gain on Sale of Equity Investment

During the three months ended March 31, 2005 we realized a gain of $500,000 on the sale of approximately 40,000 shares of Allscripts Healthcare Solutions (“Allscripts”) common stock.

Foreign Currency Exchange Gains (Losses), net

Receivables generated for IDX Systems Corporation from certain contractual arrangements with customers in the UK are primarily denominated in the pound sterling. In addition, since we have both the intent and ability to settle our inter-company balances, we have designated these balances, which are denominated in pounds sterling, as short-term in nature and therefore, record foreign currency exchange gains (losses) to our consolidated statements of income. For the three months ended March 31, 2005 and 2004, we incurred a net foreign currency exchange loss of $215,000 and $189,000, respectively.

Income Tax Provision

Our effective income tax rate was 37.1% for the three months ended March 31, 2005 and 38.0% for the three months ended March 31, 2004, resulting in an income tax provision of $5.1 million and $967,000 for the three months ended March 31, 2005 and 2004, respectively. Our effective tax rate for 2005 was lower than the statutory rate of 40.0% due to the utilization of state net operating losses and research and development credits to offset income taxes. Our effective income tax rates for 2004 was lower than the statutory rate of 40.0% primarily due to our use of research and development credits to offset income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We primarily generate cash from the sale of our software, maintenance fees, which are typically paid on a monthly basis, implementation services and providing professional and consulting services. We primarily use cash to pay employees’ salaries, commissions and benefits, pay rent for office facilities, procure insurance, pay taxes and pay vendors for services and supplies. We also use cash to procure capital assets to support our business. We principally have funded our operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured lines of credit. At March 31, 2005, we had no debt, $45.0 million in cash and cash equivalents, $164.4 million in short-term investments, and $214.6 million of working capital.

Operating Activities:

Net cash provided by (used in) continuing operations is principally comprised of net income and is primarily affected by the net change in accounts and unbilled receivables, deferred contract costs, accounts payable and accrued expenses, deferred revenues and non-cash items relating to depreciation and amortization, deferred taxes, and certain components of lease abandonment and restructuring charges. Due to the nature of our business, accounts and unbilled receivables, deferred contract costs, deferred revenue, and accounts payable can fluctuate considerably due to, among other things, the length of installation efforts, which is dependent upon the size of the transaction, the changing business plans of the customer, the effectiveness of customers’ management and general economic conditions. As we continue to market more comprehensive clinical systems, the required amount of customization and length of the delivery cycle has also increased.

Net cash of $5.1 million was used in operating activities during the three months ended March 31, 2005 due primarily to an increase in accounts receivable and deferred contract costs relating to our UK contracts and a decrease in accounts payable due primarily to the timing of payments. The increase in accounts receivable and unbilled receivables of $5.0 million was primarily due to our expansion in the UK. Our Days Sales Outstanding (“DSO”), which is the average number of days sales in accounts receivable, was 80 days during the three months ended March 31, 2005 as compared to 104 days during the same period in 2004 and 86 days for the year ended December 31, 2004. Our DSO was high for the three months ended March 31, 2004 due to pre-billings under certain of our UK contracts at quarter end. During the fourth quarter of 2004, we completed one contract that was accounted for under the completed-contract method of accounting whereby revenues and costs are included in operations in the year during which the contract is completed. Included in 2004 revenues were approximately $13.5 million in revenues related to this contract. Excluding the completed contract revenues, our DSO was 88 days during the year ended December 31, 2004. We currently expect DSO to range from 80 to 85 days during 2005.

Deferred contract costs, which represent costs incurred on revenues not yet recognized, increased $9.5 million during the three months ended March 31, 2005 primarily due to payments for goods and services related to future deliverables under certain of our UK contracts. We determine the amount of revenues and contract costs to be recognized in operations, including deferred contract costs, based upon a measurement of progress to completion in accordance with the provisions of SOP 81-1. The costs that accumulate in the deferred contract costs account are contract costs as contemplated by SOP 81-1 and consist primarily of third party networking and software licensing costs, IDX labor costs and third party labor costs. These costs pertain to the customization and modification of the software required under these contracts. Certain of our contracts provide for fixed, date-dependent payments that, during the software customization phase of the arrangement, are payable to IDX after the associated services are performed. We deem this schedule of payments to constitute extended payment terms. Accordingly, we limit the revenue to be recognized to the amount of payments that are due. We currently expect billings and associated revenues to occur according to the contract terms on contracts where costs have been incurred in excess of billings and associated revenues. The deferred revenues and billings in excess of revenues earned will be earned as services are performed.

During the three months ended March 31, 2005, deferred tax liabilities increased by $19.3 million primarily as a result of the recognition of a deferred tax liability on the unrealized gains relating to available-for-sale securities due to the increase in the amount of Allscripts shares that can be sold within one year.

Investing Activities:

Cash flows used in investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. We invested approximately $25.8 million through December 31, 2004 on the acquisition and implementation of an Enterprise Resource Planning (“ERP”) system and have invested an additional $1.1 million in the ERP system during the three months ended March 31, 2005. We anticipate investing an additional $2.7 million during 2005 related to this system implementation. In 2005, we currently expect to begin the second phase of the expansion of our principal corporate offices in South Burlington, Vermont. We currently anticipate investing approximately $4.3 million each in 2005 and 2006 related to the expansion project.

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

Financing Activities:

Cash flows provided by (used in) financing activities historically relate to the issuance of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan and proceeds from our line of credit. In December 2004, we entered into a new $50.0 million Revolving Credit Facility with several banks. This agreement provides revolving credit for $50.0 million with additional minimum increments of $25.0 million available up to a maximum of $150.0 million. Interest on outstanding borrowings is based upon one of two options, which we select at the time of the borrowing. The first option is the highest of the bank’s prime rate, the secondary market rate for three-month certificates of deposit plus 1.0%, and the federal funds effective rate plus 0.5%. The second option is the London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 75.0 to 175.0 basis points as defined in the agreement and is available only for borrowings in excess of $2.0 million. In addition, we may, subject to availability, request Letters of Credit in an aggregate amount not to exceed $10.0 million. The Revolving Credit Facility will expire on December 22, 2009. At March 31, 2005, no amounts were outstanding under the Revolving Credit Facility and the Company had no letters of credit outstanding.

We currently own, through a wholly owned subsidiary, approximately 7.2 million shares of common stock of Allscripts Healthcare Solutions, Inc., a public company listed on the NASDAQ National Market under the symbol MDRX. This investment had a quoted market value of approximately $103.5 million as of March 31, 2005, based on the last reported sales price per share of Allscripts common stock on the NASDAQ National Market on that date, of which $79.6 million is included in marketable securities at March 31, 2005. The common stock is subject to certain sale restrictions that may significantly impact the market value. See Note 4 of the Notes to Consolidated Financial Statements.

FASB Statement 123(R) will require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.0 million and $2.7 million during the three months ended March 31, 2005 and 2004, respectively.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2005, and the effect such obligations are expected to have on our liquidity and cash in the future periods:

(in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Non–cancelable leases	$11,444	$13,916	$14,176	$14,512	$13,911	$66,289	$134,248
Purchase commitments	5,666	3,778	—	—	—	—	9,444
Acquisition related commitments	3,000	—	—	—	—	—	3,000

Total contractual obligations	$20,110	$17,694	$14,176	$14,512	$13,911	$66,289	$146,692

Of the $134.2 million in non-cancelable lease obligations, approximately $2.5 million is accrued at March 31, 2005 as a lease abandonment charge and as a restructuring cost. See Notes 3 and 7 of the Notes to Consolidated Financial Statements.

We believe that the level of our cash and investment balances, anticipated cash flow from operations and our $50 million revolving credit facility will be sufficient to satisfy our cash requirements for the next eighteen months. To date, inflation has not had a material impact on our revenues or income.

FORWARD-LOOKING INFORMATION AND FACTORS AFFECTING FUTURE PERFORMANCE

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

The following important factors affect our business and operations:

RISKS ASSOCIATED WITH OPERATIONS AND CONTRACTS IN THE UNITED KINGDOM. We have been awarded contracts to perform services in relation to a large information systems project for the British government, which require the expansion of our operations in the United Kingdom, including additions to and changes in management. Significant management attention and financial resources are required to develop our UK operations, and our future results could be adversely affected by a variety of changing factors. These include:

•	significant start-up costs, resulting in initial lower operating margins for our UK operations;

•	unanticipated difficulties with respect to development of our products to meet applicable standards;

•	difficulties and costs of staffing and managing complex projects and operations, especially in another country;

•	uncertainties and complexities in interpreting the broad range of functional and technical requirements;

•	uncertainties and difficulties in working with multiple parties in defining these functional and technical requirements and moving toward acceptance of a deliverable meeting those requirements;

•	difficulties and costs associated with delays in the process of defining these functional and technical requirements;

•	fluctuations in foreign currency exchange rates;

•	unexpected changes in UK regulatory requirements;

•	changes in the relationship between our prime contractors, BT and Fujitsu Services, and the National Health Service (“NHS”), including any changes relating to the timeliness or willingness of the NHS to pay BT and Fujitsu Services for goods and services;

•	Termination or renegotiation of all or a portion of the prime contracts between BT and Fujitsu Services and NHS, which could lead to a corresponding termination or renegotiation of our subcontracts;

•	changes in our relationships with our prime contractors or our sub-contractors, including difficulties in finalizing the documentation of these relationships, or pressure to re-negotiate the terms of these relationships;

•	difficulties in the development of new products contemplated by our contracts in the UK; and

•	difficulties in the deployment of our products in the UK.

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

INTERNAL CONTROLS. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. Management assessed all deficiencies on both an individual basis and in combination to determine if, when aggregated, they constitute more than an inconsequential deficiency. We identified a number of control deficiencies related to revenue recognition. Due to the concentration of such deficiencies in this area, management concluded that the deficiencies, in aggregate, represented a material weakness in internal controls relating to revenue recognition. We have established a remediation program, which includes additional accounting and finance personnel, the evaluation and purchase of contracting software and the implementation of a comprehensive training program. We cannot provide any assurance to you that they will be effective in remediating the material weakness, or that they will be effective in preventing other material weaknesses or significant deficiencies in our internal controls.

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

RISKS ASSOCIATED WITH ACQUISITION STRATEGY. We may decide to meet business objectives in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. We may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into our current business and operations. Factors which may affect our ability to expand successfully include:

•	the generation of sufficient financing to fund potential acquisitions and alliances;

•	the successful identification and acquisition of products, technologies or businesses;

•	effective integration and operation of the acquired or aligned products, technologies or businesses despite technical difficulties, geographic limitations and personnel issues;

•	our ability to exercise effective internal controls over the newly acquired business; and

•	our ability to overcome significant competition for acquisition and alliance opportunities from companies that have significantly greater financial and management resources.

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

GOVERNMENT REGULATION IN THE UNITED STATES. Virtually all of our U.S. customers and the other entities with which we have a business relationship operate in the healthcare industry and, as a result, are subject to governmental regulation. Because our products and services are designed to function within the structure of the healthcare financing and reimbursement systems currently in place in the United States, and because we are pursuing a strategy of developing and marketing products and services that support our customers’ regulatory and compliance efforts, we may become subject to the reach of, and liability under, these regulations.

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

LITIGATION. We are involved in litigation matters, which are described in greater detail in Part II, Item 1, Legal Proceedings and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. An unfavorable resolution of pending litigation could have a material adverse effect on our financial condition.

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

No charges of wrongdoing have been brought against us in connection with the U.S. Attorney’s investigation, described in greater detail in Part II, Item 1, Legal Proceedings, and we do not believe that we have engaged in any wrongdoing in connection with this matter. However, because this investigation may still be underway and investigations of this type customarily are conducted in whole or in part in secret, we lack sufficient information to determine with certainty the ultimate scope of this investigation and whether the government authorities will assert claims resulting from this investigation that could implicate or reflect adversely upon us. Because our reputation for integrity is an important factor in our business dealings with U.S. Commerce Department’s Technology Administration, NIST, and other governmental agencies, if a government authority were to make an allegation, or if there were to be a finding, of improper conduct on the part of or attributable to us in any matter, including in respect of the U.S. Attorney’s investigation, such an allegation or finding could have a material adverse effect on our business, including our ability to retain existing contracts and to obtain new or renewal contracts. In addition, adverse publicity resulting from this investigation and related matters could have such a material adverse effect. The following important factors affect our business and operations:

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

We invoice Canadian customers in United States dollars. Our United Kingdom customers are invoiced in British pounds sterling, and to a lesser extent in U.S. dollars. Expenses to service our UK contracts are incurred both by our UK subsidiary in the local currency and by the parent company in U.S. dollars. As such, our operating results and certain assets and liabilities that are denominated in the British pound sterling are affected by changes in the relative strength of the United States dollar against the British pound sterling. Our revenues are adversely affected when the United States dollar strengthens against the British pound sterling and are positively affected when the United States dollar weakens. Conversely our expenses are positively affected when the United States dollar strengthens against the British pound sterling and adversely affected when the United States dollar weakens.

As described in Note 5 in Notes to Consolidated Financial Statements contained in Part I; Item 1 of this Quarterly Report on Form 10-Q, from time to time we use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities denominated in the British pound sterling. The terms of these forward contracts are for periods matching the underlying exposures and generally are for one to three months. At March 31, 2005, the Company had $15.0 million outstanding forward foreign exchange contracts to exchange British pounds for U.S. dollars. We do not use forward contracts for trading or speculative purposes.

The market risk associated with the forward foreign exchange contracts resulting from currency exchange rate or interest rate movements is expected to mitigate the market risk of the underlying assets and liabilities being hedged. Our foreign currency denominated net assets were approximately $32.8 million at March 31, 2005. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets by approximately $3.3 million with a corresponding charge to operations. At March 31, 2005, we had $15.0 million outstanding forward foreign exchange contracts to exchange British pounds for US dollars. During the three months ended March 31, 2005, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

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

Equity Price Risk

We account for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Cash equivalents are short-term highly liquid investments with original maturity dates of three months or less. Cash equivalents are carried at cost, which approximates fair market value. Our marketable securities are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. We generally place our marketable securities in high credit quality instruments: primarily U.S. Government and federal agency obligations, tax-exempt municipal obligations and corporate obligations with contractual maturities of a year or less. Although these investments in available-for-sale securities are subject to price risk, we do not expect any material loss from our marketable security investments.

The only significant equity investment that we hold is our investment in Allscripts. The fair value of the available-for-sale portion of our investment in Allscripts recorded in marketable securities as of March 31, 2005 was $79.6 million. An adverse change in the stock price of Allscripts would result in a reduction in the fair value of our investment; however, it would not result in a loss since our investment in Allscripts was previously accounted for under the equity method of accounting, which resulted in the elimination of the carrying value of the investment.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost, which is only adjusted if an other-than-temporary impairment exists, as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The carrying value of these investments at March 31, 2005 was $9,340,000. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter for which this Quarterly Report on Form 10-Q is filed that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The Company’s Report of Management on Internal Control over Financial Reporting is contained in the Annual Report on Form 10-K for the year ended December 31, 2004. The Company identified, based on its assessment, a number of control deficiencies related to revenue recognition. Due to the concentration of such deficiencies in this area, management concluded that the deficiencies, in aggregate, represented a material weakness in internal controls relating to revenue recognition.

Management concluded that the underlying weakness relates primarily to the accounting for software revenue and the interpretation of technical accounting guidance related to software revenue recognition. Management determined that a lack of sufficient, specialized, technical accounting personnel to determine the appropriate application of authoritative accounting literature to its software contracts resulted in the material weakness in internal control over financial reporting related to revenue recognition. This material weakness affects revenue, unbilled receivables, deferred revenue, cost of sales and deferred contract costs.

Management continues to address the remediation of the material weakness in internal controls over financial reporting relating to revenue recognition. Actions taken to date include:

•	Management has performed an assessment of its accounting and finance resources to ensure that the Company has the sufficient depth of resources and technical expertise to address the identified material weakness. To date, in 2005, the Company has added three positions, which consist of a Director of Revenue Accounting, an additional Technical Accounting Specialist and a Senior Internal Auditor, all of whom are Certified Public Accountants.

•	Management is actively recruiting several other positions within finance, which include a Technical Accounting Specialist and a Lead Revenue Analyst.

•	Management has commenced a “Standard Contracting Process Project” utilizing Six Sigma tools to refine and enhance controls relating to the standardized contracting process. Six Sigma is a business process improvement program that is being implemented company-wide across all functional areas. Management believes that the Six Sigma tools will better enable IDX to meet customer needs, make data driven decisions, reduce variability and increase standardization in processes. Management has engaged a consultant to facilitate this process.

•	Management has implemented a comprehensive training program on software revenue recognition accounting for personnel involved in the contracting process using company resources and outside consultants with software revenue recognition expertise.

Management is committed to remediating the material weakness as quickly as possible, although there can be no assurance that management will be able to do so.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

On March 31, 2004, we submitted certain information to NIST, which NIST requested in conjunction with a proposed amendment to the Cooperative Agreement. As a result of the amendment, payment on the award was discontinued until we demonstrated regulatory compliance relating to certain aspects of its grant accounting and reporting procedures and relating to an in-kind contribution of software we made to the project. In issuing the amendment, NIST made no finding of regulatory noncompliance by us in connection with the award. On March 25, 2005, NIST issued another amendment to the Cooperative Agreement that lifted the suspension on funding, permitted us to recover project costs incurred during the period of the suspension and extended the project for another year.

From June through November 2004, the U.S. Commerce Department, Office of Inspector General (“OIG”), conducted an audit of the SAGE Project. On March 11, 2005, OIG issued a final audit report recommending that NIST disallow certain costs and subsequently, we submitted our response contesting certain findings. NIST will issue an audit resolution determination, which could reject some or all of the recommendations in the final audit. If the audit resolution determination adopts the final audit report’s recommendations, we intend to contest it vigorously through the administrative appeals process and/or through judicial review in federal court.

We believe the employee has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a “qui tam” complaint. IDX has no information regarding the specific allegations in the qui tam complaint. Further, we have no information concerning the actual amount of money at issue in the qui tam complaint. We have not yet been served with legal process detailing the allegations. Prompted by the employee’s allegations, the Civil Division of the U.S. Attorney’s office in Seattle, Washington, in conjunction with the U.S. Commerce Department, OIG, is investigating whether we made false statements in connection with the application for the project award from NIST. The government has informed us that it has essentially concluded its investigative work, and is determining whether to proceed with a Federal False Claims Act lawsuit.

In May 2003, the employee filed a complaint against IDX with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03-1158P) asserting that we had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the Federal False Claims Act. In addition, among other causes of action, the employee alleged that we had violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee requested relief including, but not limited to, an injunction against IDX enjoining and restraining us from the alleged harassment and discrimination, wages, damages, attorneys’ fees, interest and costs. In addition, the employee’s complaint alleges that we submitted false statements to the government to obtain the grant and to obtain reimbursement from the government for project costs.

On September 30, 2004, the U.S. District Court issued an order dismissing all of the employee’s claims. The dismissal was based on the Court’s finding that the employee acted in bad faith in destroying evidence that he had a duty to preserve. The Court also awarded us $65,000 as sanctions, reflecting the cost of investigating and litigating the destruction of evidence. As a result of the District Court’s dismissal order, we have requested the District Court to tax costs (e.g., litigation copying costs, deposition costs and the like) against the employee in the amount of $51,259. The Court has not yet ruled on this request for costs. The employee has appealed the dismissal. The employee’s appeal has been stayed pending the District Court’s ruling on our request for costs, and, as discussed below, our motion to enjoin the employee and the Department of Labor from further processing the employee’s complaint before that agency.

In May 2003, the employee filed a complaint against us with the U.S. Department of Labor, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002. The employee’s complaint asserts that, notwithstanding alleged notice to us of the employee’s allegations, management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that we acted to retaliate, harass and intimidate the employee in contravention of the Sarbanes-Oxley Act’s whistleblower provisions. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, compensation for any damages sustained by the employee as a result of the alleged discrimination, and attorney’s fees. The Occupational Health and Safety Administration (“OSHA”) is investigating the employee’s complaint on behalf of the U.S. Department of Labor, and we intend to cooperate in the investigation.

On October 14, 2004, we requested the U.S. District Court that dismissed the employee’s retaliation claims under the Federal False Claims Act, as noted above, to enter an order enjoining the employee and OSHA from further processing the employee’s retaliation claim filed with the Department of Labor. OSHA has opposed the motion. The Court denied this motion to enjoin the employee and OSHA on February 15, 2005 and we filed a motion for reconsideration, which was also denied. We have appealed this finding. If the appeal is denied, OSHA will likely issue the results of its investigation. If the finding is adverse to the Company, we will contest such finding vigorously.

We intend to continue to vigorously defend against all of the employee’s claims, which we continue to maintain are without merit. However, the outcome or the impact these claims may have on our operations cannot currently be predicted.

From time to time, IDX is a party to or may be threatened with other litigation in the ordinary course of its business. We regularly analyze current information, including, as applicable, our defenses and insurance coverage and, as necessary, provides accruals for probable and estimable liabilities for the eventual disposition of these matters. The ultimate outcome of these matters is not expected to materially affect our business, financial condition or results of operations.

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

IDX SYSTEMS CORPORATION

Date: May 3, 2005	By:	/S/ JOHN A. KANE
John A. Kane,
Sr. Vice President, Finance and Administration, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1†	Asset Purchase Agreement dated April 27, 2005 by and among IDX Information Systems Corporation, IDX R&D Israel, Ltd., RealTime Image, Ltd., RealTime Image, Inc., and HTI Associates, LLC as Shareholder’s Agent ( “Agreement”)

31.1	Certification of the CEO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the CFO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of CEO and CFO of the Company pursuant to 18 U.S.C. Section 1350

†	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.