Form 10-Q
period 2005-06-30
IDX SYSTEMS CORP
filed 2005-08-05
CIK 1001185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock as of August 1, 2005 was 31,183,680.

The following trademarks used herein are owned by IDX: Flowcast, Groupcast, Carecast, Imagecast, IDX, LastWord, IDXtend and Web Framework. All other trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

IDX SYSTEMS CORPORATION

FORM 10-Q

For the Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDX Systems Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$46,574	$67,346
Marketable securities	177,658	94,283
Accounts receivable, net	139,938	116,659
Unbilled receivables	14,750	5,822
Deferred contract costs	26,837	24,209
Refundable income taxes	7,625	7,514
Prepaid and other current assets	11,917	8,199

Total current assets	425,299	324,032

Property and equipment, net	100,236	94,291
Deferred contract costs, less current portion	54,158	42,295
Capitalized software costs, net	6,626	5,596
Goodwill, net	7,065	7,163
Other intangible assets, net	2,514	2,514
Other assets	10,789	10,063
Deferred tax asset	8,070	10,961

Total assets	$614,757	$496,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$83,449	$84,388
Deferred revenue	59,610	62,278
Deferred tax liability	43,281	6,579

Total current liabilities	186,340	153,245

Deferred revenue, less current portion	15,479	11,365

Total liabilities	201,819	164,610

Commitments and contingencies	—	—

Stockholders’ equity	412,938	332,305

Total liabilities and stockholders’ equity	$614,757	$496,915

See Notes to the Condensed Consolidated Financial Statements (unaudited)

IDX Systems Corporation

Condensed Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
System sales	$39,055	$42,664	$77,509	$76,223
Maintenance and service fees	107,645	87,721	212,250	156,712

Total revenues	146,700	130,385	289,759	232,935

Operating expenses
Cost of system sales	15,718	17,725	29,688	29,694
Cost of maintenance and services	74,409	58,860	146,748	104,699
Cost of sales – loss on contract termination, net	3,545	—	3,545	—
Selling, general and administrative	31,581	26,464	62,260	54,891
Software development costs	15,466	15,259	29,160	29,146
Restructuring costs and other charges	—	387	—	387

Total operating expenses	140,719	118,695	271,401	218,817

Operating income	5,981	11,690	18,358	14,118

Other income (expense), net
Interest income	990	473	2,101	930
Interest expense	(68)	(345)	(147)	(497)
Foreign currency exchange (losses) gains, net	(1,395)	207	(1,610)	18
Gain on investments	2,917	1,009	3,417	1,009
Other-than-temporary impairment of cost method investments	(389)	—	(389)	—

Other income, net	2,055	1,344	3,372	1,460

Income before income taxes	8,036	13,034	21,730	15,578

Income tax provision	(2,957)	(4,953)	(8,040)	(5,920)

Net income	$5,079	$8,081	$13,690	$9,658

Basic earnings per share	$0.16	$0.27	$0.44	$0.32

Basic weighted average shares outstanding	31,060	30,181	30,999	30,031

Diluted earnings per share	$0.16	$0.26	$0.42	$0.31

Diluted weighted average shares outstanding	32,197	31,572	32,225	31,503

See Notes to the Condensed Consolidated Financial Statements (unaudited)

IDX Systems Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income	$13,690	$9,658
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	9,238	8,174
Amortization	1,061	1,584
Deferred taxes	2,737	1,831
Bad debt expense	228	838
Tax benefit related to exercise of non-qualified stock options	1,420	3,863
Foreign currency exchange losses (gains), net	1,610	(18)
Gain on investments	(3,417)	(1,009)
Impairment charge related to cost method investment	389	—
Loss on disposition of equipment	—	29
Contract termination loss, net	3,545	—
Restructuring costs and other charges	—	387
Other	98	154
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(29,655)	(33,434)
Deferred contract costs	(21,575)	(18,708)
Prepaid expenses and other assets	(4,023)	(4,335)
Accounts payable and accrued expenses	(2,383)	7,341
Refundable income taxes	(94)	(958)
Deferred revenue	1,716	44,172

Net cash (used in) provided by operating activities	(25,415)	19,569

Investing Activities:
Purchase of property and equipment	(15,560)	(8,249)
Purchase of marketable securities	(45,619)	(62,831)
Proceeds from sale of marketable securities	63,211	64,180
Other assets	(3,205)	(2,492)

Net cash used in investing activities	(1,173)	(9,392)

Financing Activities:
Proceeds from sale of common stock and exercise of stock options	5,096	10,560
Other	18	—

Net cash provided by financing activities	5,114	10,560

Effect of exchange rate fluctuations on cash and cash equivalents	702	(429)

Net (decrease) increase in cash and cash equivalents	(20,772)	20,308
Cash and cash equivalents at beginning of period	67,346	25,536

Cash and cash equivalents at end of period	$46,574	$45,844

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

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) have been made to provide a fair presentation. The operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005.

Certain reclassifications of prior period data have been made to conform to the current reporting period classifications.

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

Judgment is required in assessing the probability of collection and the current creditworthiness of each customer. For example, if the financial condition of the Company’s customers were to deteriorate, it could affect the timing and the amount of revenue the Company recognizes on a contract to the extent of cash collected. In addition, in certain instances judgment is required in assessing if there are uncertainties in determining the fee. If there are significant uncertainties, the revenue is not recognized until the uncertainties are resolved.

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

The Company’s arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 40 to 90 days after installation is completed. The product is deemed accepted unless the customer notifies the Company otherwise. Generally, the Company determines that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. In addition, certain system and service offerings contain other mutually agreed upon specifications or service level requirements. Certain of our system specifications include a 99.9% uptime guarantee and/or subsecond response time. The length of these guarantees typically ranges from one to three years. Historically, the Company has not incurred substantial costs relating to this guarantee and the Company currently accrues for such costs as they are incurred. The Company reviews these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, the Company would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on its license arrangements. The Company has not accrued any costs related to these warranties in the accompanying consolidated financial statements.

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

The Company also enters into arrangements that involve the delivery or performance of multiple products and services that include the development and customization of software, implementation services, and licensed software and support services. For these contracts, the Company applies the consensus of EITF 00-21 to determine whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes. Accordingly, if the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered. The Company has concluded that the following qualify for separate units of accounting under EITF 00-21: software licenses, including certain integrated third party software products; implementation and training services, some of which are provided by third parties; and software support and maintenance services, some of which are provided by third parties.

The Company also enters into arrangements under which the Company provides a hosted software application. The Company recognizes revenue for these arrangements based on the provisions of EITF Issue No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of SAB No. 101, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. The Company’s revenues related to these arrangements consist of system implementation service fees and software subscription fees. The Company has determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, the Company recognizes system implementation fees ratably over a period of time from when the system implementation services are completed and accepted by the customer over the remaining customer relationship life, which the Company has determined is the contractual life of the customer’s subscription agreement. The Company recognizes software subscription fees, which typically commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed prior to satisfying the Company’s revenue recognition policy are reflected as deferred revenue.

As of June 30, 2005, the Company had deferred revenue totaling $9.7 million related to system implementation and subscription fees. Prior to the year ended December 31, 2004, the revenues and deferred revenues associated with system implementation services were not material.

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

The Company records reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenance and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. For the three months ended June 30, 2005 and 2004 reimbursable out-of-pocket expenses were $1.6 million and $1.8 million, respectively. For the six months ended June 30, 2005 and 2004 reimbursable out-of-pocket expenses were $3.4 million and $3.7 million, respectively.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue.

Cost of Sales

On June 1, 2005, the Company entered into a letter of agreement with the National Health Service Connecting for Health (“NHS”), Fujitsu Services, Limited (“Fujitsu”), and British Telecommunications PLC (“BT”) to terminate the agreement in principle between the Company and Fujitsu dated December 15, 2003 (the “Fujitsu Arrangement”) to provide a clinical information system for the Southern Cluster of the UK NHS Connecting for Health Program. The termination of the Fujitsu Arrangement resulted in a charge this quarter totaling $3.5 million in connection with the write-off of costs incurred-to-date classified as Deferred Contract Costs of $8.7 million, offset by $5.2 million collected from Fujitsu in consideration of the Company agreeing to the termination of the Fujitsu Arrangement. The charge includes a liability for estimated costs for obligations under certain subcontract agreements.

The Company recognizes revenue and costs relating to its development work in the UK on a percentage-of-completion basis, which involves the use of estimates. Revisions to cost estimates are recorded to income in the period in which the facts that give rise to the revision become known. During the three months ended June 30, 2005, the Company finalized the costs for development work in the UK with one of its subcontractors, which resulted in a reduction of approximately $2.8 million in the cost of maintenance and service fees. Based on current facts and circumstances, the Company believes that its estimates to complete these contractual arrangements are complete and accurate. However, adjustments to these estimates in the future could result in a material impact to earnings. The change in estimate resulted in an increase in net income for the three and six months ended June 30, 2005 of $1.8 million, net of tax, or $0.06 basic and fully diluted earnings per share.

Software Development Costs

The Company accounts for the development cost of software intended for sale in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, (“SFAS 86”). Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model. Software development costs, when material, are stated at the lower of amortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to revenues of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for using the straight-line method over twelve to eighteen months or the product’s estimated economic life, if shorter. IDX has also capitalized software acquired in connection with certain acquisitions. Approximately $1.0 million and $857,000 of software development costs were capitalized during the three months ended June 30, 2005 and 2004, respectively. Amortization of software development costs was approximately $231,000 and $969,000 during the three months ended June 30, 2005 and 2004, respectively. Approximately $2.1 million and $2.4 million of software development costs were capitalized during the six months ended June 30, 2005 and 2004, respectively. Amortization of software development costs was approximately $1.0 million and $1.4 million during the six months ended June 30, 2005 and 2004, respectively.

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

The Company defers direct and incremental system implementation related hosted software arrangements in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans Initial Direct Costs of Leases. The costs deferred consist of employee compensation and benefits for those employees directly involved with performing system implementation, as well as other direct and incremental costs. The costs are amortized to costs of revenues ratably over a period of time from when the system implementation is completed and accepted by the customer over the remaining customer relationship life, which the Company has determined is the contractual life of the customer’s subscription agreement. All costs incurred in excess of the related revenues are expensed as incurred. The Company accrues costs in excess of contractual amounts when the loss is probable and estimable. As of June 30, 2005, there are no amounts accrued for anticipated losses under contractual arrangements.

As of June 30, 2005 and December 31, 2004, the Company had deferred costs related to system implementation services for hosted software arrangements totaling $1.6 million and $1.0 million, respectively. Prior to the year ended December 31, 2004, due to the fact that the revenues associated with system implementation services were not material, no costs were capitalized.

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

	Three months ended June 30,		Six months ended June 30,
	(in thousands, except for per share data)
	2005	2004	2005	2004
Net income as reported	$5,079	$8,081	$13,690	$9,658

Add:
Stock-based compensation expense included in reported net income, net of tax	—	64	—	96

Deduct:
Total stock-based compensation under fair value based methods, net of tax	(1,384)	(1,690)	(2,829)	(3,279)

Pro forma net income - SFAS 123	$3,695	$6,455	$10,861	$6,475

Basic net income per share:
As reported	$0.16	$0.27	$0.44	$0.32
Pro forma - SFAS 123	$0.12	$0.21	$0.35	$0.22

Diluted net income per share:
As reported	$0.16	$0.26	$0.42	$0.31
Pro forma - SFAS 123	$0.11	$0.20	$0.34	$0.21

The Company has entered into Executive Retention Agreements with certain key executives providing that if certain conditions exist subsequent to a change in control of the Company, the executives will receive both acceleration of vesting and extension of the exercise period on their stock-based awards. In accordance with APB No. 25, the Company has measured the intrinsic value of these individuals’ stock awards as of the modification date, which totaled approximately $36.8 million. If the acceleration of vesting and the extension of the exercise period occurs pursuant to the Executive Retention Agreements, the intrinsic value of any outstanding awards as of the date of separation will be recorded as compensation expense in the Company’s Consolidated Statements of Income. If the award vests and is exercised prior to the separation, the intrinsic value as of the date of modification is not recognized.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks are principally cash and cash equivalents, marketable securities, investments, accounts receivable and unbilled receivables. The Company invests its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount of credit exposure to any one financial institution. The Company places its marketable securities in a variety of financial instruments and, by policy, limits the amount of credit exposure through diversification and by restricting its investments to highly rated debt and equity securities. Substantially all of the Company’s end-users are large integrated healthcare delivery enterprises principally located in the United States, the United Kingdom and Canada. The Company is also a subcontractor for BT as part of the NHS project in the United Kingdom. The Company has not experienced any write-offs with respect to this relationship to date. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at June 30, 2005. The Company generally has not experienced any material losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of trade accounts receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company re-evaluates on a monthly basis based on specific review of receivable aging and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable.

For the three months ended June 30, 2005 and 2004 there was one customer which accounted for approximately 20.6% and 11.5% of consolidated revenues, respectively. During the six months ended June 30, 2005 one customer accounted for approximately 20.8% of consolidated revenues. No single customer accounted for more than 10% of our consolidated revenues for the six months ended June 30, 2004. One customer accounted for 32.5% and 13.9% of accounts receivable and unbilled receivables at June 30, 2005 and December 31, 2004, respectively. No other single customer accounted for more than 10% of total accounts receivable and unbilled receivables as of June 30, 2005 and December 31, 2004.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of the Company’s subsidiary in the United Kingdom is the British pounds sterling. Accordingly, the assets and liabilities are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company accounts that have been determined to be temporary in nature and cash, accounts receivable and accounts payable denominated in non-functional currencies.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact would have approximated that of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, future stock grants and when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.4 million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively.

In May 2005, the FASB issued FASB Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting

Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 2 – Business Combinations and Divestitures

On November 22, 2004, the Company acquired all the outstanding common stock of PointDx, Inc. (“PointDx”), a developer of structured medical reporting technology located in Winston-Salem, North Carolina for approximately $7.3 million, including acquisition costs. PointDx was subsequently merged into a subsidiary of the Company. The PointDx structured reporting technology will be directly integrated into the IDX Imagecast RIS and Imagecast PACS, designed to achieve a standardized, efficient relationship between workflow and the imaging activities for radiology. The acquisition was financed with cash on hand with $3.3 million, including acquisition costs, paid at closing. The remaining $4.0 million will be paid out in four equal installments of $1.0 million over the course of an earn-out process through 2005, subject to reductions as defined under the terms of the agreement. The Company made the quarterly payments of $1.0 million during the six months ended June 30, 2005. Included in accrued expenses is $3.0 million at June 30, 2005 and $4.0 million at December 31, 2004 relating to the earn-out payments. The agreement also contains a provision for the payment of a contingent consideration in the amount of an additional $1.0 million, subject to reductions as defined under the terms of the acquisition agreement, in the event that the Company sells a certain number of products incorporating PointDx technology prior to November 1, 2006. Goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. This transaction was accounted for using the purchase method of accounting and, accordingly, results of operation for PointDx are included in the Company’s consolidated financial statements since the date of acquisition.

The allocation of the purchase price to the fair values of the identified tangible and intangible assets acquired and liabilities assumed, which was based upon an independent valuation and management estimates, resulted in goodwill of $4.6 million, intangible assets of $2.5 million, tangible assets of $0.8 million and assumed liabilities of $0.6 million.

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

In December 2004, the Company entered into a sublease agreement for a portion of its facilities under lease in San Diego, which was formerly used principally for EDiX operations and was being utilized during 2004 for sales and support services from continuing operations. The sublease agreement is for three years commencing January 1, 2005 with sublease rental income totaling $783,000 over the term of the sublease. The Company’s lease term expires October 31, 2010. The Company vacated the subleased portion of the facilities in December 2004 and recorded a lease abandonment charge of $479,000 related to lease payments of $1.8 million and other costs of approximately $75,000 primarily related to commissions incurred in connection with the sublease, offset with sublease rental income of $1.4 million. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company has assumed sublease rental income for the entire lease term in calculating the applicable lease abandonment charge. The Company has assumed sublease rental income beyond the current contractual sublease term at the same rate as the contracted rate due to the fact that the Company believes that this represents the most probable sublease rate. In the event that the Company is unable to secure a sub-lessee for the remaining three years of the lease term, the loss of sub-lease income would be recorded in the period in which the Company determines that sublease rentals could not be reasonably obtained. In the event that the Company is unable to secure a sub-lessee during the time between the date the present sublease expires, and the date at which the Company determines sublease rental could not be reasonably obtained, the loss of sub-lease income would be recorded in the period in which the property is not subleased.

In December 2004, in conjunction with the PointDx acquisition, the Company recorded a lease abandonment liability of approximately $173,000 related to lease payments through the end of the lease term in 2006 on leased facilities in Winston-Salem, North Carolina.

The following table sets forth the significant components and activity in lease abandonment charges (in thousands):

	Balance December 31, 2003	Lease Abandonment Charges	Non-Cash Charge	Cash Payments	Balance December 31, 2004	Non-Cash Charge/ Adjustments	Cash Payments	Balance June 30, 2005
Lease costs	$5,099	$652	$—	$(2,534)	$3,217	$—	$(1,458)	$1,759

Of the $1.8 million accrual balance at June 30, 2005, approximately $1.4 million will be paid during the remainder of 2005 and $400,000 thereafter. Interest expense relating to lease abandonment charges for the three months ended June 30, 2005 and 2004 was $28,000 and $67,000, respectively. Interest expense relating to lease abandonment charges for the six months ended June 30, 2005 and 2004 was $63,000 and $149,000, respectively.

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

At the time of sale, the Company accounted for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, the Company recognized its pro-rata share of Allscripts losses during the 2001 fiscal year resulting in the elimination of the carrying value of this investment. At June 30, 2005, the Company owned approximately 16.6% of the outstanding shares of common stock of Allscripts. Due to the fact that the Company’s equity interest in Allscripts has fallen below 20% and that the Company no longer significantly influences the financial or operating policies of Allscripts, the Company discontinued its use of the equity method with respect to Allscripts during the third quarter of 2004. The Company accounts for its investment in Allscripts as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, available-for-sale investments, which have readily determinable fair values, are reported at fair value with unrealized gains and losses, net of taxes, reported in Other Comprehensive Income as part of shareholders’ equity. Restricted stock does not meet the readily determinable fair value criterion under SFAS 115; however, any portion of the security holding that can be reasonably expected to qualify for sale within one year is not considered restricted. At June 30, 2005, all of the Company’s holdings in Allscripts common stock were reported in Marketable Securities, which represents the fair value at June 30, 2005 of Allscripts shares that can be sold within one year.

Certain information relative to the Company’s marketable securities at June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Cost	$60,104	$74,279
Gross unrealized gains	117,554	20,004
Gross unrealized losses	—	—

Market value	$177,658	$94,283

Unrealized gains and losses on marketable securities are recorded, net of any tax effect, as a separate component of stockholders equity. Gross realized gains of approximately $2.5 million and $1.0 million were recorded during the three months ended June 30, 2005 and 2004, respectively. Gross realized gains of approximately $3.0 million and $1.0 million were recorded during the six months ended June 30, 2005 and 2004, respectively. There were no gross realized losses from the sale of available-for-sale securities during the three and six-month periods ended June 30, 2005 and 2004. Realized gains and losses from investments are based on the specific identification method.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in the fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. During the three months ended June 30, 2005, the Company recorded $389,000 of impairment loss on other-than-temporary reductions in fair value of the Company’s minority equity investments. The carrying value of these investments was approximately $9.0 million and $9.3 million, respectively as of June 30, 2005 and December 31, 2004.

On July 6, 2005, Royal Philips Electronics announced that it would acquire Stentor for approximately $280 million in cash subject to regulatory approval. The Company currently expects its investment in Stentor to be liquidated upon completion of the sale with no impairment.

A realized gain of approximately $420,000 was recorded during the three and six-month periods ended June 30, 2005 relating to distributions received from gains on investments in an unrelated investment partnership. There were no realized gains or losses from the sale other investments during the three and six-month periods ended June 30, 2004.

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

During the three months ended June 30, 2005 and 2004, the Company recorded net foreign currency exchange losses of $1.4 million and net foreign currency exchange gains of $207,000, respectively. During the six months ended June 30, 2005 and 2004, the Company recorded net foreign currency exchange losses of $1.6 million and net foreign currency exchange gains of $18,000, respectively.

At June 30, 2005, the Company had no outstanding forward foreign exchange contracts to exchange British pounds sterling for US dollars. On July 5, 2005, the Company entered into forward foreign exchange contracts to exchange British pounds sterling for US dollars totaling $45.0 million. The forward foreign exchange contracts mature during the third quarter of 2005.

Note 6 – Goodwill and Intangible Assets

Goodwill

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

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the second quarter of fiscal 2005. The fair value of the reporting units was estimated using the expected present value of future cash flows. The Company used an independent valuation and management’s estimates to determine goodwill acquired in 2004. The valuation was based upon expected future discounted operating cash flows as well as an analysis of recent sales or offerings of similar companies. During the three months ended June 30, 2005, the Company recognized an impairment charge of $98,000, which represents all of the remaining goodwill related to a Technical Services acquisition completed in 1997 for which these services are no longer performed by that reporting unit. The charge was reported in selling, general and administrative expenses.

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 and for the year ended December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Balance, beginning of year	$7,163	$2,508
Goodwill acquired	—	4,655
Impairment	(98)	—

Balance, end of period	$7,065	$7,163

Intangible Assets

Acquired technology is amortized on a straight-line basis over its estimated useful life of seven years. The carrying values of acquired technology are reviewed if the facts and circumstances suggest that they may be impaired. The acquired technology represents currently marketable purchased software, which the Company intends to enhance and incorporate into the Company’s existing product prior to general release, which is anticipated to occur in 2006. The Company will commence amortization of the acquired technology upon general release of the product in which the acquired technology is incorporated.

Estimated aggregate amortization expense for intangible assets is as follow:

Year	Total
(in thousands)
2005 remaining	$—
2006	90
2007	359
2008	359
2009	359
Thereafter	1,347

$2,514

Note 7 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Accounts payable	$23,130	$35,524
Employee compensation and benefits	14,701	9,522
Accrued expenses	3,470	5,783
Accrued cost of sales	22,073	13,860
Payments due related to acquisitions	3,000	4,000
Reserve for restructuring costs and other charges	3,828	3,217
Income taxes	8,864	8,376
Other	4,383	4,106

	$83,449	$84,388

Note 8 – Deferred Revenue

Deferred revenue consists of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Maintenance and services	$65,228	$54,975
Systems	9,525	8,771
Billings in excess of revenue earned on uncompleted contracts	336	9,897

	$75,089	$73,643

	June 30, 2005	December 31, 2004
	(in thousands)
Short-term deferred revenue	$59,610	$62,278
Long-term deferred revenue	15,479	11,365

	$75,089	$73,643

Note 9 – Contracts in Process

The components of uncompleted contracts are as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Revenue earned on uncompleted contracts	$152,807	$97,895
Less billings to date, net of foreign currency exchange	(141,641)	(107,530)

	$11,166	$(9,635)

Revenue earned under the percentage-of-completion method of accounting in excess of billings on uncompleted contracts is recorded as unbilled receivables. Billings on contracts in excess of related revenue recognized under the percentage-of-completion method of accounting are recorded as deferred revenue. The components of uncompleted contracts are reflected in the balance sheet are as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Revenue earned in excess of billings on uncompleted contracts, net of foreign currency exchange	$11,502	$262
Billings in excess of revenues earned on uncompleted contracts	(336)	(9,897)

	$11,166	$(9,635)

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

In December 2004, the Company entered into a $50.0 million Revolving Credit Facility with several banks. This agreement provides revolving credit for $50.0 million with additional minimum increments of $25.0 million available up to a maximum of $150.0 million. Interest on outstanding borrowings is based upon one of two options, which the Company selects at the time of the borrowing. The first option is the highest of the bank’s prime rate, the secondary market rate for three-month certificates of deposit plus 1.0%, and the federal funds effective rate plus 0.5%. The second option is the London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 75.0 to 175.0 basis points as defined in the agreement and is available only for borrowings in excess of $2.0 million. In addition, the Company may, subject to availability, request Letters of Credit in an aggregate amount not to exceed $10.0 million. The Credit Agreement contains customary representations, warranties and covenants, including financial covenants. No amounts are pledged as collateral against the Revolving Credit Facility. The Revolving Credit Facility will expire on December 22, 2009. At June 30, 2005, the bank’s prime rate, the secondary market rate for three-month certificates of deposit, the federal fund effective rate and the LIBOR rate were 6.25%, 3.52%, 3.125% and 3.34%, respectively. At June 30, 2005 and December 31, 2004, no amounts were outstanding under the Revolving Credit Facility and the Company had no letters of credit outstanding.

Note 11 – Income Taxes

The Company’s effective tax rates for the six months ended June 30, 2005 and 2004 were 37.0% and 38.0%, respectively, which were lower than the Company’s statutory rate of 40.0%. For 2005, the lower effective rate was due to the utilization of certain state net operating losses and research and development credits to offset income taxes. The Company’s effective income tax rate for 2004 was lower than the statutory rate primarily due to our use of research and development credits to offset income taxes. The Company currently expects to realize recorded deferred tax assets as of June 30, 2005 of approximately $8.1 million. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment relating to unrealized gains on the Company’s investment in publicly traded common stock. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable. The Company’s deferred tax liability increased $36.7 million principally due to unrealized gains on marketable securities.

Note 12 – Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share	$5,079	$8,081	$13,690	$9,658

Denominator:
Basic weighted average shares outstanding	31,060	30,181	30,999	30,031
Effect of employee stock options	1,137	1,391	1,226	1,472

Denominator for diluted earnings per share	32,197	31,572	32,225	31,503

Basic earnings per share	$0.16	$0.27	$0.44	$0.32

Diluted earnings per share	$0.16	$0.26	$0.42	$0.31

Options to acquire 621,056 and 439,543 shares for the three months ended June 30, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive. Options to acquire 313,692 and 196,269 shares for the six months ended June 30, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive.

Note 13 – Comprehensive Income

Components of comprehensive income consisted of unrealized gains (losses) on marketable securities and foreign currency translation adjustments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$5,079	$8,081	$13,690	$9,658

Other comprehensive income:
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	38,586	(2)	98,650	6
Less reclassification adjustments for gains included in net income	(678)	—	(1,104)	—
Foreign currency translation adjustments	(218)	(71)	(250)	(39)
Deferred income taxes	(14,331)	1	(36,874)	(2)

Other comprehensive income	23,359	(72)	60,422	$(35)

Comprehensive income	$28,438	$8,009	$74,112	$9,623

Note 14 – Commitments and Contingencies

Leases:

At June 30, 2005, minimum lease payments for certain facilities and equipment under noncancelable leases commitments and minimum sublease rental income to be received under noncancelable subleases were as follows:

Year	Leases	Subleases
	(in thousands)
2005 remaining	$8,571	$(132)
2006	14,936	(252)
2007	15,200	(294)
2008	15,540	(26)
2009	14,948	—
Thereafter	70,602	—

	$139,797	$(704)

Of the $139.8 million in non-cancelable operating lease obligations, approximately $1.8 million is included in accrued expenses at June 30, 2005 relating to a lease abandonment charge. See Notes 3 and 7.

Total rent expense from continuing operations amounted to $4.3 million and $4.1 million during the three months ended June 30, 2005 and 2004, respectively. Total rent expense from continuing operations amounted to $8.6 million and $7.9 million during the six months ended June 30, 2005 and 2004, respectively.

The Company leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $89,000 and $75,000 for the three months ended June 30, 2005 and 2004, respectively and $175,000 and $165,000 for the six months ended June 30, 2005 and 2004, respectively.

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

Many covered entities, including some of IDX’s customers, IDX’s eCommerce Services clearinghouse business, and trading partners of IDX’s clearinghouse business, are not fully compliant with the TCS Standards. However, IDX has deployed contingency plans to accept non-standard transactions. Because the entire healthcare system, including IDX’s eCommerce Services clearinghouse business and the business of IDX’s customers who use our information systems to generate claims data, has not operated at full capacity using the newly-mandated standard transactions, it is possible that currently undetected errors may cause rejection of claims, extended payment cycles, system implementation delays and cash flow reduction, with the attendant risk of liability and claims against IDX.

The Privacy Standards place on covered entities specific limitations on the use and disclosure of individually identifiable health information. IDX has made certain changes in products and services to comply with the Privacy Standards. Although IDX believes it is compliant with the Privacy Standards, there can be no assurances that IDX will adequately address the risks created by the Privacy Standards and their implementation or that IDX will be able to take advantage of any resulting opportunities.

Failure to comply with standards under HIPAA may subject IDX to civil monetary penalties and, in certain circumstances, criminal penalties. Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. Also, the U.S. Department of Justice (“DOJ”), may seek to impose criminal penalties for certain violations of HIPAA. Criminal penalties under the statute vary depending upon the nature of the violation but could include fines of not more than $250,000 and/or imprisonment.

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

The Company has purchase commitments under certain subcontract arrangements amounting to approximately $3.0 million due in 2005 and $2.0 million due in 2006.

Note 15 – Legal Proceedings

In late 2001, the Company finalized a “Cooperative Agreement” with a non-regulatory federal agency within the U.S. Commerce Department’s Technology Administration, NIST, whereby the Company agreed to lead a $9.2 million, multi-year project awarded by NIST to a joint venture composed of the Company and five other joint venture partners (the “SAGE Project”). The project entails research and development to be conducted by the Company and its partners in the grant. Subsequently, an employee of the Company made allegations that the Company had illegally submitted claims for labor expenses and license fees to NIST and that the Company never had a serious interest in researching the technological solutions described in the proposal to NIST.

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

The Company believes the employee that made the above-referenced allegations has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a “qui tam” complaint. The Company has no information regarding the specific allegations in the qui tam complaint. The United States Department of Justice, as it is statutorily required to do, has conducted an investigation of the allegations in the suit in order to determine whether to intervene in the employee’s lawsuit. On August 1, 2005, the government notified the Company that it had concluded its investigation into the employee’s allegations and had determined not to intervene in the matter. Notwithstanding the government’s determination, the employee may pursue the claim on his own. The employee has not yet made an election whether to proceed with his qui tam complaint.

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03-1158P) asserting that the Company had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the Federal False Claims Act by, among other things, placing the employee on administrative leave on April 25, 2003. In addition, among other causes of action, the employee alleged that the Company had violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee requested relief including, but not limited to, an injunction against the Company enjoining and restraining the Company from the alleged harassment and discrimination, wages, damages, attorneys’ fees, interest and costs. In addition, the employee’s complaint alleges that the Company submitted false statements to the government to obtain the grant and to obtain reimbursement from the government for project costs.

On September 30, 2004, the U.S. District Court issued an order dismissing all of the employee’s claims. The dismissal was based on the Court’s finding that the employee acted in bad faith in destroying evidence that he had a duty to preserve. The Court also awarded the Company $65,000 as sanctions, reflecting the cost of investigating and litigating the destruction of evidence. After entry of the dismissal order, the Company requested the District Court to enjoin proceedings before the U.S. Department of Labor (“DOL”) that had been brought by the employee based upon the same set of facts, as described further below. On February 15, 2005, the District Court declined to enjoin the DOL.

The employee has appealed the dismissal of his federal court lawsuit and the sanction order to the Ninth Circuit Court of Appeals. The Company has appealed the District Court’s denial of the Company’s request to enjoin the DOL proceedings described below.

On June 6, 2005, the District Court ordered the employee to reimburse the Company for certain costs incurred in the federal court litigation. The employee has filed a motion requesting the District Court to review and reconsider this order requiring payment of costs, and IDX has filed a cross-motion requesting that the District Court impose additional costs. On August 1, 2005, the District Court entered an order denying the employee’s request for a review of the order requiring payment of costs and granted in part the Company’s cross-motion by ordering the employee to pay an additional amount for certain costs.

In May 2003, the employee filed a complaint against the Company with the DOL, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002 (“SOX”). The employee’s complaint asserts that, notwithstanding alleged notice to the Company of the employee’s allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that the Company acted to retaliate, harass and intimidate the employee in contravention of SOX’s whistleblower provisions by, among other things, placing the employee on unpaid administrative leave on April 25, 2003. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, compensation for any damages sustained by the employee as a result of the alleged discrimination, and attorney’s fees. The Occupational Health and Safety Administration (“OSHA”) is charged with the obligation to investigate the employee’s complaint on behalf of DOL.

On June 20, 2005, OSHA issued a preliminary order relating to its investigation. In its order, OSHA found reasonable cause to believe that the employee engaged in activity protected by SOX and that those protected activities contributed to the Company’s decision to place the employee on unpaid administrative leave on April 25, 2003. OSHA therefore found reasonable cause to believe that placement of the employee on unpaid administrative leave violated SOX. The Company intends to appeal the preliminary order and vigorously contest the employee’s right to relief of any kind. The effectiveness of OSHA’s preliminary order will be stayed pending the outcome of the Company’s appeal.

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

Geographic Information

Revenues are attributed to countries based on the location of the client. Information concerning revenues of principal geographic areas is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
United States	$113,495	$110,939	$221,594	$206,752
United Kingdom	30,883	17,136	64,536	21,573
Other	2,322	2,310	3,629	4,610

Total	$146,700	$130,385	$289,759	$232,935

Information concerning long-lived assets of principal geographic areas is as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Long-lived assets:
United States	$93,737	$88,384
United Kingdom	6,499	5,907

	$100,236	$94,291

Note 17 – Related Party Transactions

As a result of the sale of Channelhealth to Allscripts, the Company currently owns approximately 16.6% of the common stock of Allscripts at June 30, 2005. As part of a 10-year strategic alliance agreement beginning on January 9, 2001, Allscripts is obligated to pay IDX a percentage of Allscripts’ revenue related to the Company’s customers. The Company recorded revenues of approximately $752,000 and $410,000 during the three months ended June 30, 2005 and 2004, respectively and $1.3 million and $907,000 during the six months ended June 30, 2005 and 2004, respectively. The Company also leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $89,000 and $75,000 during the three months ended June 30, 2005 and 2004, respectively and $175,000 and $165,000 during the six months ended June 30, 2005 and 2004, respectively.

The Company currently owns 562,069 shares of Series D convertible preferred stock in Stentor, Inc. (“Stentor”), which constitutes approximately 3.4% ownership on an as-converted basis. On July 6, 2005, Royal Philips Electronics announced that it would acquire Stentor for approximately $280 million in cash subject to regulatory approval. We currently expect our investment in Stentor to be liquidated upon completion of the sale. The Company currently has a Distribution and Development agreement with Stentor, Inc. that allows the Company and Stentor to mutually distribute each other’s products to new and existing customers that may be merged into the collective MIMS system. The Company and Stentor pay each other one-time up-front initiation royalties based on execution of new customer agreements and ongoing sustaining royalties on a quarterly basis over the life of the customer agreements based on total new managed radiology studies for a given period. Royalty revenue included in system sales for the three months ended June 30, 2005 and 2004 was $1.0 million and $543,000, respectively and $1.8 million and $1.1 million for the six months ended June 30, 2005 and 2004, respectively. Royalty expense included in cost of system sales was $2.6 million and $2.4 million for the three months ended June 30, 2005 and 2004, respectively and $4.5 million and $3.4 million during the six months ended June 30, 2005 and 2004, respectively.

The Company leases office facilities in the UK from a customer, the University College of London Hospital (“UCLH”) under operating leases expiring through 2015. This quarter, the Company began leasing additional space from UCLH to meet its operating needs. The leases provide for annual base rent of approximately £1.0 million (approximately $1.8 million using the exchange rate of 1.7921 at June 30, 2005), plus the Company’s share of taxes and maintenance costs. The leases include a provision for annual increases for maintenance, subject to a cap, in accordance with the UK Retail Price Index. In addition, certain leases contain a provision for an increase in the annual base rent in the fifth year of the term of the lease. Total rent expense for our lease with UCLH amounted to $322,000 and $145,000 for the three months ended June 30, 2005 and 2004, respectively and $528,000 and $145,000 for the six months ended June 30, 2005 and 2004, respectively.

Note 18 – Subsequent Events

Acquisition

On July 1, 2005 the Company acquired substantially all the assets of RealTimeImage, Ltd. (“RTI”), a privately held developer of web-based medical specialty imaging solutions with offices in Tel Aviv, Israel and San Bruno, California for approximately $16.9 million, including acquisition costs. In addition, the Company expects to recognize certain liabilities in connection with the acquisition related to lease abandonment costs and termination benefits that will be included in the purchase price allocation. The RTI acquired technology is integrated into IDX’s Imagecast for Cardiology solution. The acquisition was financed with cash on hand. This transaction will be accounted for using the purchase method of accounting.

Restructuring Charge

In connection with the termination of the Company’s arrangement with Fujitsu (See Note 1—Cost of Sales), the Company re-evaluated its operating costs and staffing requirements related to its operations in the United Kingdom. In July 2005, the Company finalized and approved a headcount reduction plan under which the Company terminated 14 client-serving personnel in the Company’s Carecast operating unit in the UK. The Company has entered into severance agreements with these individuals, under which the Company agreed to provide these individuals with severance payments and continuation of certain benefits totaling approximately $500,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Forward-Looking Information and Factors Affecting Future Performance” commencing on page 41, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise specified or the context requires otherwise, the terms “we”, “us”, “our” and the “Company” refer to IDX Systems Corporation and its subsidiaries. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, statements regarding the health care industry, statements regarding our products, product development and information technology, statements regarding future revenue or other financial trends, statements regarding future acquisitions, strategic alliances, or other agreements, including our agreements in the UK, and statements regarding our intellectual property. If any risk or uncertainty identified in the following factors actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline.

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

Overview

Total revenues increased 12.5% to $146.7 million during the three months ended June 30, 2005 from $130.4 million for the corresponding period in 2004. Total operating expenses increased 18.6% resulting in operating income of $6.0 million or an operating margin of 4.1% for the three months ended June 30, 2005 as compared to an operating margin of 9.0% for the same period in 2004. This quarter, our agreement in principle with Fujitsu Services under which British Telecommunications PLC (“BT”) and we agreed to provide a common solution approach to a clinical information system for the Southern Cluster of the UK National Health Service (NHS) Connecting for Health Program was terminated. Approximately $3.5 million was charged to earnings this quarter in connection with the write-off of costs incurred-to-date of $8.7 million, offset by $5.2 million collected from Fujitsu in consideration for agreeing to the termination of the Agreement. For the three months ended June 30, 2005, we reported income of $5.1 million, or $0.16 diluted earnings per share. At June 30, 2005, cash and marketable securities totaled $224.2 million.

Income before income taxes for the three months ended June 30, 2005 included:

•	A charge of $3.5 million or $0.07, net of income taxes, per diluted share relating to the termination of our agreement in principle with Fujitsu Services.

•	A reduction of approximately $2.8 million or $0.06, net of income taxes, per diluted share in the cost of maintenance and service fees relating to revisions to cost estimates for a contract accounted for under the percentage-of-completion method of accounting.

•	A charge of $389,000 for an other-than-temporary impairment in the fair value of an investment.

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

We must exercise our judgment when we assess the probability of collection and the current creditworthiness of each customer. For example, if the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue we recognize on a contract to the extent of cash collected. In addition, in certain instances judgment is required in assessing if there are uncertainties in determining the fee. If there are significant uncertainties, the revenue is not recognized until the uncertainties are resolved.

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

Our arrangements with customers generally include acceptance provisions. However, these acceptance provisions are typically based on our standard acceptance provision, which provides the customer with a right to a refund if the arrangement is terminated because the product did not meet our published specifications. This right generally expires 40 to 90 days after installation is completed. The product is deemed accepted unless the customer notifies us otherwise. Generally, we determine that these acceptance provisions are not substantive and historically have not been exercised, and therefore should be accounted for as a warranty in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. In addition, certain system and service offerings contain other mutually agreed upon specifications or service level requirements. Certain of our system specifications include a 99.9% uptime guarantee and/or subsecond response time. The length of these guarantees typically ranges from one to three years. Historically, we have not incurred substantial costs relating to this guarantee and we currently accrue for such costs as they are incurred. We review these costs on a regular basis as actual experience and other information becomes available; and should they become more substantial, we would accrue an estimated exposure and consider the potential related effects of the timing of recording revenue on our license arrangements. We have not accrued any costs related to these warranties in our consolidated financial statements.

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

We also enter into arrangements that involve the delivery or performance of multiple products and services that include the development and customization of software, implementation services, and licensed software and support services. For these contracts, we apply the consensus of EITF 00-21 to determine whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes. Accordingly, if the elements qualify as separate units of accounting, and fair value exists for the elements of the contract that are unrelated to the customization services, these elements are accounted for separately, and the related revenue is recognized as the products are delivered or the services are rendered. We have concluded that the following qualify for separate units of accounting under EITF 00-21: software licenses, including certain integrated third party software products; implementation and training services, some of which are provided by third parties; and software support and maintenance services, some of which are provided by third parties.

We also enter into arrangements under which we provide hosted software applications. We recognize revenue for these arrangements based on the provisions of EITF No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. Our revenues related to these arrangements consist of system implementation service fees and software subscription fees. We have determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, we recognize system implementation fees ratably over a period of time from when the system implementation services are completed and accepted by the customer over the remaining customer relationship life, which we have determined is the contractual life of the customer’s subscription agreement. We recognize software subscription fees, which typically commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed prior to satisfying our revenue recognition policy are reflected as deferred revenue.

As of June 30, 2005, we had deferred revenue totaling $9.7 million related to system implementation and subscription fees. Prior to the year ended December 31, 2004, the revenues associated with system implementation services were not material.

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

Allowance for Doubtful Accounts and Credits – We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. Substantially all of the Company’s end-users are large integrated healthcare delivery enterprises principally located in the United States, the United Kingdom and Canada. We perform ongoing credit evaluations of the financial condition of our customers and generally do not require collateral. Although we are directly affected by the overall financial condition of the healthcare industry, we do not believe significant credit risk exists at June 30, 2005. We generally have not experienced any material losses related to receivables from individual customers or groups of customers in any specific industry or geographic area. We maintain an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. Our losses related to collection of trade accounts receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which we re-evaluate on a monthly basis based on specific review of age of our receivable and the period that any receivables are beyond the standard payment terms, is believed by us to be probable.

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

The valuation allowance as of June 30, 2005 and December 31, 2004 relate primarily to state net operating losses and state research and development and other tax credits generated in fiscal 1999 to 2004 through which we can only recognize a benefit through future taxable income.

The American Jobs Creation Act of 2004 (the “Act”) introduced a special one-time dividend received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. The President signed the Act into law on October 22, 2004. Even in light of the Act, the Company did not provide for U.S. income taxes on earnings of the Company’s subsidiaries outside of the U.S. The Company’s current intention is to reinvest the total amount of the Company’s unremitted earnings of approximately $3.2 million permanently or repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

Accounting for Contingencies – We are currently involved in certain legal proceedings, which, if unfavorably determined, could have a material adverse effect on our operating results and financial condition. In connection with our assessment of these legal proceedings, we must determine if an unfavorable outcome is probable and evaluate the costs for resolution of these matters, if reasonably estimable. We have developed these determinations and related estimates in consultation with outside counsel handling our defense in these matters, and through an analysis of potential results assuming a combination of litigation and defense strategies. See Part II, Item 1, “Legal Proceedings” and Note 15 of Notes to Consolidated Financial Statements included in this Quarterly Report on 10-Q.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact would have approximated that of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, future stock grants and when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.4 million and $3.9 million for the six months ended June 30, 2005 and 2004, respectively.

In May 2005, the FASB issued FASB Statement No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application to prior periods financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

The following table indicates the percentage of total revenues and the dollar and percentage of period-over-period change represented by line items in our condensed consolidated statements of income from continuing operations:

					Change Three Months Ended June 30, 2005 Over Three Months Ended June 30, 2004
	Three Months Ended June 30, 2005	% Sales	Three Months Ended June 30, 2004	% Sales	$ Variance	% Variance
	(in thousands, except percentages and per share amounts)
System sales	$39,055	26.6%	$42,664	32.7%	$(3,609)	-8.5%
Maintenance and service fees	107,645	73.4%	87,721	67.3%	19,924	22.7%

Total revenues	146,700	100.0%	130,385	100.0%	16,315	12.5%

Cost of system sales	15,718	10.7%	17,725	13.6%	(2,007)	-11.3%
Cost of maintenance and services	74,409	50.7%	58,860	45.1%	15,549	26.4%
Cost of sales – loss on contract termination, net	3,545	2.4%	—	—	3,545	*
Selling, general and administrative	31,581	21.5%	26,464	20.3%	5,117	19.3%
Software development costs	15,466	10.5%	15,259	11.7%	207	1.4%
Restructuring costs and other charges	—	—	387	0.3%	(387)	*

Total operating expenses	140,719	95.9%+	118,695	91.0%	22,024	18.6%

Operating income	5,981	4.1%	11,690	9.0%	(5,709)	-48.8%

Other income (expense), net	2,055	1.4%	1,344	1.0%	711	52.9%
Income tax (provision) benefit	(2,957)	-2.0%	(4,953)	-3.8%	1,996	-40.3%

Net Income	$5,079	3.5%	$8,081	6.2%	$(3,002)	-37.1%

Diluted earnings per share	$0.16		$0.26		$(0.10)	-38.5%

+	Does not total due to rounding.
*	Not meaningful

Total Revenues

Total revenues consist of system sales and maintenance and service fees. Our system sales consist of our software licensed to primarily end-user customers, along with third party hardware and software, fees under hosted software arrangements and royalty income. Revenue recognized under system sales is dependent upon the timing of many variables such as the signing of the contract, the delivery of the hardware and software components, and the achievement of milestones through our implementation efforts. Under certain royalty and revenue-sharing arrangements, we recognize royalty revenue from sales by third parties that incorporate technology licensed from IDX, or we share in revenues received by third parties from IDX customers. Royalty revenues are generated from the execution of new customer agreements and from ongoing sustaining royalties based on total new managed radiology studies for a given period. Maintenance and service fees represent services to implement and support our system sales. More specifically, our maintenance and service fees consist of software maintenance fees, installation fees, professional and technical service fees, training fees, outsourcing services, and other miscellaneous fees.

During the three months ended June 30, 2005 as compared to the same period in 2004, total revenues increased 12.5%, driven by increases in maintenance and service fees, which increased 22.7% due primarily to our development efforts in the UK, partially offset by an 8.5% reduction in our system sales. Our development efforts in the UK resulted in maintenance and service fees representing a larger portion of our total revenues. We currently anticipate this trend to continue due to increases in our development work in the UK. Moreover, as we market more comprehensive clinical systems, the time and effort required to implement these systems is typically more extensive and these additional implementation costs result in increased maintenance and service fee revenue for us.

System Sales

System sales decreased $3.6 million or 8.6% during the three months ended June 30, 2005 as compared to the same period last year, primarily attributable to a decrease in software license revenues of $2.8 million, and hardware and third party software sales of $2.3 million, offset with an increase in royalty revenue of $1.5 million.

During the three months ended June 30, 2005, we experienced growth in our hosted software applications, which contributed to the decline in our system sales. Under hosted software arrangements, we do not deliver a software product to be installed at the customer’s site. Instead, we make the software available to the customer through a hosted environment whereby the software is run on our own servers and the customer gains access to the software through a secure data line. This eliminates the need for up-front hardware purchases by the customer and software license revenue is recognized ratably over the customer relationship life, commencing with the completion of and acceptance of implementation services and the hosted site made available for use in production. The shift in the mix from traditional software license purchases to hosted arrangements results in a reduction in system sales in the short-term with revenues being recognized over longer periods of time in future periods. We expect this trend to continue and regard this shift in product mix favorably as it provides better visibility and predictability of future revenue streams.

The increase in royalty revenues was generated from the execution of new customer agreements by third parties that incorporate technology licensed from IDX and from ongoing sustaining royalties based on total new managed radiology studies for a given period.

Maintenance and Service Fees

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change by line items comprising maintenance and service fees as represented in our condensed consolidated statements of income:

					Change Three Months Ended June 30, 2005 Over Three Months Ended June 30, 2004
	Three Months Ended June 30, 2005	% Sales	Three Months Ended June 30, 2004	% Sales	$ Variance	% Variance
	(in thousands, except percentages)
Maintenance fees	$44,247	30.2%	$38,278	29.4%	$5,969	15.6%
Installation fees	19,189	13.1%	15,187	11.6%	4,002	26.4%
Development services	22,046	15.0%	13,621	10.4%	8,425	61.9%
Consulting, professional and other fees	22,163	15.1%	20,635	15.8%	1,528	7.4%

Total maintenance and service fees	$107,645	73.4%	$87,721	67.3%+	$19,924	22.7%

+	Does not total due to rounding.

The increases in development services, which represent revenues for our development efforts associated with the production and customization of certain product functionalities required under our UK contracts, and installation fees were both primarily related to work performed for our UK customers. The increase in maintenance fees for software and hardware support was primarily due to an increase in our installed base of $4.8 million combined with annual maintenance price increases of approximately $1.2 million. Consulting, professional and other fees increased 7.4% primarily attributable to increases in our eCommerce and Business Services Outsourcing (“BSO”) services. Revenue from eCommerce services increased $1.0 million and BSO revenues increased $1.2 million for the three months ended June 30, 2005 as compared to the same period in 2004. The growth in our eCommerce revenues was primarily due to an increase in our installed base from our medical and physician group practice customers. BSO is a new offering that was launched during the second quarter of 2004.

Cost of Sales

The following table indicates the total cost of system sales and maintenance and service fees as a percentage of total revenues and the cost of system sales and maintenance and service fees as a percentage of their respective revenues:

	Three Months Ended June 30,
	2005	2004
	(in thousands, except percentages)
Total revenues	$146,700	$130,385
Total cost of system sales and maintenance and service fees	90,127	76,585
Total cost of system sales and maintenance and service fees as a percentage of total revenues	61.4%	58.7%

System sales:
System sales	$39,055	$42,664
Cost of system sales	15,718	17,725
Cost of system sales as a percentage of system sales	40.2%	41.5%

Maintenance and service fees:
Maintenance and service fees	$107,645	$87,721
Cost of maintenance and service fees	74,409	58,860
Cost of maintenance and service fees as a percentage of maintenance and service fees	69.1%	67.1%

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

Cost of System Sales

For the three months ended June 30, 2005 as compared to the same period in 2004, our cost of system sales as a percentage of system sales decreased principally due to the change in the product mix between our software license revenue and third party hardware and software sales. IDX software sales, which carry a lower cost of revenue percentage, represented a larger portion of system sales during the three months ended June 30, 2005 as compared to the same period in 2004 primarily due to an increase in royalty revenue of $1.5 million combined with a decline in hardware sales.

Cost of Maintenance and Service Fees

The increase in the cost of maintenance and service fees of $15.5 million was primarily driven by labor and related support costs to support the growth in our revenues from our operations in the UK. The cost of maintenance and service fees as a percentage of maintenance and service fee revenue for the three months ended June 30, 2005 as compared to the same period in 2004 increased to 69.1% from 67.1% primarily due to development costs related to services provided in the UK, which carry higher cost percentages than installation and maintenance services and due to the utilization of consultants which have a higher cost of revenue percentage than internal labor. We are currently working to reduce our labor costs in the UK by replacing consultants with employees .

We recognize revenue and costs relating to our development work in the UK on a percentage-of-completion basis, which involves the use of estimates. Revisions to cost estimates are recorded to income in the period in which the facts that give rise to the revision become known. This quarter we renegotiated the costs for development work in the UK with one of our subcontractors, which resulted in a reduction in the cost of maintenance and service fees of approximately $2.8 million.

Cost of Sales – Loss on Contract Termination, net

On June 1, 2005, we entered into a letter of agreement with the NHS, Fujitsu and BT to terminate the agreement in principle between the Company and Fujitsu dated December 15, 2003 (the “Fujitsu Arrangement”) to provide a clinical information system for the Southern Cluster of the UK NHS Connecting for Health Program. The termination of the Fujitsu Arrangement resulted in a charge this quarter totaling $3.5 million in connection with the write-off of costs incurred-to-date classified as Deferred Contract Costs of $8.7 million, offset by $5.2 million collected from Fujitsu in consideration for agreeing to the termination of the Agreement. The charge includes a liability for estimated costs for obligations under certain subcontract agreements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee compensation and benefit costs for sales, corporate, financial and administrative personnel, advertising and trade show costs, related infrastructure costs and professional fees. As a percentage of total revenues, selling, general and administrative expenses were 21.5% for three months ended June 30, 2005 as compared to 20.3% for the same period in 2004. The increase was primarily a result of the decline in system sales as described above. The increase of $5.1 million was primarily due to an increase in employee compensation and benefit costs to support the growth in our business.

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

As described in Note 1 to the notes to the accompanying condensed consolidated financial statements, which contain accounting policies and other disclosures required by generally accepted accounting principles, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Technological feasibility is established upon the completion of a working model or detail program design. Historically, costs incurred after establishment of technological feasibility have not been significant; however, as we develop products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete testing after technological feasibility has been established may become significantly more extensive. Consequently, we anticipate that as we continue to focus our development efforts on enhancing functionality and developing new applications for our current product suites, capitalized software development costs may become more significant in future reporting periods. Approximately $1.0 million and $857,000 of software development costs were capitalized during the three months ended June 30, 2005 and 2004, respectively. Amortization of software development costs was approximately $231,000 and $969,000 during the three months ended June 30, 2005 and 2004, respectively.

Significant changes in our software development costs consisted of an increase in labor and related support costs of $1.1 million offset with an increase in capitalized software development costs, net of amortization, of $0.9 million. The increase in capitalized software costs, net of amortization was primarily related to costs capitalized during the three months ended June 30, 2005 relating to Imagecast cardiology.

Restructuring Costs and Other Charges

On June 1, 2004, we entered into an agreement to terminate our contractual commitments under the remaining lease associated with the 2001 restructuring program. We paid $1.5 million to terminate the lease, which was approximately $387,000 higher than the amount accrued at the date of termination.

In connection with the termination of our arrangement with Fujitsu, we re-evaluated our operating costs and staffing requirements related to its operations in the United Kingdom. In July 2005,we finalized and approved a headcount reduction plan under which we terminated 14 client-serving personnel in the Carecast operating unit in the UK. We have entered into severance agreements with these individuals, under which we have agreed to provide these individuals with severance payments and continuation of certain benefits totaling approximately $500,000.

Total Other Income (Expense), Net

The following table sets forth the components of total other income, net:

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Other income (expense)
Interest income	$990	$473
Interest expense	(68)	(345)
Foreign currency exchange (losses) gains, net	(1,395)	207
Gain on investments	2,917	1,009
Other-than-temporary impairment of cost method investments	(389)	—

Total other income, net	$2,055	$1,344

Interest Income

The increase in interest income was due primarily to higher domestic interest rates for the three months ended June 30, 2005 as compared to the same period in 2004.

Foreign Currency Exchange (Losses) Gains, net

Receivables generated for IDX from certain contractual arrangements with customers in the UK are primarily denominated in British pounds sterling. In addition, since we have both the intent and ability to settle our inter-company balances, we have designated these balances, which are denominated in British pounds sterling, as short-term in nature and therefore, record foreign currency exchange gains (losses) to our consolidated statements of income. For the three months ended June 30, 2005 and 2004, we incurred a net foreign currency exchange loss of $1.4 million and a net foreign currency exchange gain of $207,000, respectively.

Gain on Investments

During the three months ended June 30, 2005 and 2004 we realized a gain of $2.9 million and $1.0 million, respectively on the sale of marketable equity securities and from distributions received from the sale of securities in our investment in an unrelated investment partnership.

Other-than-Temporary Impairment of Cost Method Investments

We hold certain minority equity investments in non-publicly traded securities, which are generally carried at cost. We regularly review these investments for indications of impairment and impairment losses are charged to income for other-than-temporary declines in fair value. During the three months ended June 30, 2005, we recorded $389,000 of impairment loss on other-than-temporary reductions in fair value of the Company’s minority equity investments.

Income Tax Provision

Our effective income tax rate was 36.8% for the three months ended June 30, 2005 and 38.0% for the three months ended June 30, 2004, resulting in an income tax provision of $3.0 million and $5.0 million for the three months ended June 30, 2005 and 2004, respectively. We currently expect an effective tax rate of 37.0% for 2005 which is lower than the statutory rate of 40.0% due to the utilization of $619,000 and $438,000 in state net operating losses and research and development credits, respectively, to offset income taxes. Our effective income tax rates for 2004 was lower than the statutory rate primarily due to our use of research and development credits to offset income taxes.

SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change represented by line items in our condensed consolidated statements of income from continuing operations:

					Change Six months Ended June 30, 2005 Over Six months Ended June 30, 2004
	Six months Ended June 30, 2005	% Sales	Six months Ended June 30, 2004	% Sales	$ Variance	% Variance
	(in thousands, except percentages and per share amounts)
System sales	$77,509	26.7%	$76,223	32.7%	$1,286	1.7%
Maintenance and service fees	212,250	73.3%	156,712	67.3%	55,538	35.4%

Total revenues	289,759	100.0%	232,935	100.0%	56,824	24.4%

Cost of system sales	29,688	10.2%	29,694	12.7%	(6)	-0.0%
Cost of maintenance and services	146,748	50.6%	104,699	44.9%	42,049	40.2%
Cost of sales – loss on contract termination, net	3,545	1.2%	—	—	3,545	*
Selling, general and administrative	62,260	21.5%	54,891	23.6%	7,369	13.4%
Software development costs	29,160	10.1%	29,146	12.5%	14	0.0%
Restructuring costs and other charges	—	—	387	0.2%	(387)	*

Total operating expenses	271,401	93.7%+	218,817	93.9%	52,584	24.0%

Operating income	18,358	6.3%	14,118	6.1%	4,240	30.0%
Other income (expense), net	3,372	1.2%	1,460	0.6%	1,912	131.0%
Income tax (provision) benefit	(8,040)	-2.8%	(5,920)	-2.5%	(2,120)	35.8%

Net Income	$13,690	4.7%	$9,658	4.1%+	$4,032	41.7%

Diluted earnings per share	$0.42		$0.31		$0.11	35.5%

+	Does not total due to rounding.
*	Not meaningful

System Sales

System sales increased 1.7% during the six months ended June 30, 2005 as compared to the same period in 2004, primarily attributable to an increase in royalty revenue of $2.0 million partially offset by a decrease in third party sales of $1.1 million driven by a decline in hardware sales. This reduction was a result of the shift in product mix from traditional software license purchases to hosted arrangements as previously described for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Maintenance and Service Fees

The following table indicates the percentage of total revenues and the dollar and percentage of period-over-period change by line items comprising maintenance and service fees as represented in our condensed consolidated statements of income:

					Change Six months Ended June 30, 2005 Over Six months Ended June 30, 2004
	Six months Ended June 30, 2005	% Sales	Six months Ended June 30, 2004	% Sales	$ Variance	% Variance
	(in thousands, except percentages)
Maintenance fees	$86,718	29.9%	$74,470	32.0%	$12,248	16.4%
Installation fees	37,739	13.0%	30,545	13.1%	7,194	23.6%
Development services	44,689	15.4%	13,621	5.8%	31,068	228.1%

Consulting, professional and other fees	43,104	14.9%	38,076	16.3%	5,028	13.2%

Total maintenance and service fees	$212,250	73.3%+	$156,712	67.3%+	$55,538	35.4%

+	Does not total due to rounding.

The increase in maintenance and service fees was driven largely by our business in the UK. We began recognizing revenues associated with our work in the UK during the second quarter of 2004. As a result, the six months ended

June 30, 2004 represents only three months of operations in the UK as compared to six months during the same period in 2005. The increases in development services, which represent revenues for our development efforts associated with the production and customization of certain product functionalities required under our UK contracts, and installation fees were both primarily related to work performed for our UK customers. The increase in maintenance fees for software and hardware support was primarily due to an increase in our installed base of $9.8 million combined with annual maintenance price increases of approximately $2.4 million. Consulting, professional and other fees increased 13.2% primarily attributable to increases in our eCommerce and BSO services. Revenue from eCommerce services increased $2.3 million and BSO revenues increased $2.8 million for the six months ended June 30, 2005 as compared to the same period in 2004. The growth in our eCommerce revenues was primarily due to an increase in our installed based from our medical and physician group practice customers. BSO is a new offering that was launched during the latter part of the second quarter of 2004.

Cost of Sales

The following table indicates the total cost of system sales and maintenance and service fees as a percentage of total revenues and the cost of system sales and maintenance and service fees as a percentage of their respective revenues:

	Six months Ended June 30,
	2005	2004
	(in thousands, except percentages)
Total revenues	$289,759	$232,935
Total cost of system sales and maintenance and service fees	176,436	134,393
Total cost of system sales and maintenance and service fees as a percentage of total revenues	60.9%	57.7%

System sales:
System sales	$77,509	$76,223
Cost of system sales	29,688	29,694
Cost of system sales as a percentage of system sales	38.3%	39.0%

Maintenance and service fees:
Maintenance and service fees	$212,250	$156,712
Cost of maintenance and service fees	146,748	104,699
Cost of maintenance and service fees as a percentage of maintenance and service fees	69.1%	66.8%

Cost of System Sales

For the six months ended June 30, 2005 as compared to the same period in 2004, our cost of system sales as a percentage of system sales decreased principally due to the change in the product mix between our software license revenue and third party hardware and software sales. IDX software sales, which carry a lower cost of revenue percentage, represented a larger portion of system sales during the three months ended June 30, 2005 as compared to the same period in 2004.

Cost of Maintenance and Service Fees

The increase in the cost of maintenance and service fees of $42.0 million was primarily driven by labor and related support costs to support the growth in our revenues from our operations in the UK and our installed base of software applications. The six months ended June 30, 2004 represents only three months of operations in the UK as compared to six months during the same period in 2005. The cost of maintenance and service fees as a percentage of maintenance and service fee revenue for the six months ended June 30, 2005 as compared to the same period in 2004 increased to 69.1% from 66.8% due primarily to development costs related to services provided in the UK, which carry higher cost percentages than installation and maintenance services. Our cost of maintenance and service fees as a percentage of maintenance and service fee revenue for the three and six-month periods ended June 30, 2005 has remained consistent at 69.1%.

Cost of Sales – Loss on Contract Termination, net

The impact of the termination of our agreement in principle with Fujitsu for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is the same as previously described for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of total revenues were 21.5% for the six months ended June 30, 2005 as compared to 23.6% for the same period last year. Start-up expenses for our operations in the UK incurred in the first quarter of 2004 contributed to the higher percentage during the six months ended June 30, 2004. The increase of $7.4 million was primarily due to an increase in employee compensation and benefit cost to support the growth in our business.

Software Development Costs

Research and development costs were consistent during the six months ended June 30, 2005 as compared to the same period in 2004. Approximately $2.1 million and $2.4 million of software development costs were capitalized during the six months ended June 30, 2005 and 2004, respectively. Amortization of software development costs was approximately $1.0 million and $1.4 million during the six months ended June 30, 2005 and 2004, respectively.

Restructuring Costs and Other Charges

The change in restructuring costs and other charges for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is the same as previously described for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Total Other Income (Expense), Net

The following table sets forth the components of total other income, net:

	Six months Ended June 30,
	2005	2004
	(in thousands)
Other income (expense)
Interest income	$2,101	$930
Interest expense	(147)	(497)
Foreign currency exchange (losses) gains, net	(1,610)	18
Gain on sale of investments	3,417	1,009
Other-than-temporary impairment of cost method investments	(389)	—

Total other income, net	$3,372	$1,460

Interest Income

The increase in interest income was due primarily to higher domestic interest rates for the six months ended June 30, 2005 as compared to the same period in 2004.

Foreign Currency Exchange (Losses) Gains, net

Receivables generated for IDX from certain contractual arrangements with customers in the UK are primarily denominated in the pound sterling. In addition, since we have both the intent and ability to settle our inter-company balances, we have designated these balances, which are denominated in pounds sterling, as short-term in nature and therefore, record foreign currency exchange gains (losses) to our consolidated statements of income. For the six months ended June 30, 2005 and 2004, we incurred a net foreign currency exchange loss of $1.6 million and a net foreign currency exchange gain of $18,000, respectively.

Gain on Sale of Investments

During the six months ended June 30, 2005 and 2004 we realized a gain of $3.4 million and $1.0 million, respectively on the sale of marketable equity securities and from distributions received from the sale of securities in our investment in an unrelated investment partnership.

Other-than-Temporary Impairment of Cost Method Investments

The change in other-than-temporary impairment of cost method investments for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is the same as previously described for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.

Income Tax Provision

Our effective income tax rate was 37.0% for the six months ended June 30, 2005 and 38.0% for the six months ended June 30, 2004, resulting in an income tax provision of $8.0 million and $5.9 million for the six months ended June 30, 2005 and 2004, respectively. We currently expect an effective tax rate of 37.0% for 2005 which is lower than the statutory rate of 40.0% due to the utilization of $619,000 and $438,000 in state net operating losses and research and development credits, respectively, to offset income taxes. Our effective income tax rates for 2004 was lower than the statutory rate primarily due to our use of research and development credits to offset income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We primarily generate cash from the sale of our software, maintenance fees, which are typically paid on a monthly basis, the provision of implementation services and the provision of professional and consulting services. We primarily use cash to pay employees’ salaries, commissions and benefits, pay rent for office facilities, procure insurance, pay taxes and pay vendors for services and supplies. We also use cash to procure capital assets to support our business. We principally have funded our operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured lines of credit. At June 30, 2005, we had no debt, $46.6 million in cash and cash equivalents, $177.7 million in short-term investments, and $239.0 million of working capital.

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

Net cash of $25.4 million was used in operating activities during the six months ended June 30, 2005 primarily due to an increase in accounts receivable and deferred contract costs relating to our UK contracts. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations result from the timing of sales and billing activity and cash collections. Billed and unbilled receivables increased $29.7 million primarily due to a delayed customer payment. We have collected $24.4 million from the customer subsequent to June 30, 2005. The increase in unbilled receivables of $10.1 million was primarily attributable to revenue earned under the percentage-of-completion method of accounting in excess of billings. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and age of our receivables. Our DSO, which represents the average number of days sales in accounts receivable, was 92 days for the three months June 30, 2005 as compared to 88 days during the same period in 2004 and 86 days for the year ended December 31, 2004. The increase in DSO from December 31, 2004 to June 30, 2005 reflected accounts receivable associated with a single customer that paid its past-due account receivable balances in July 2005. During the fourth quarter of 2004, we completed one contract that was accounted for under the completed-contract method of accounting whereby revenues and costs are included in operations in the year during which the contract is completed. Included in 2004 revenues were approximately $13.5 million in revenues related to this contract. Excluding the completed contract revenues, our DSO was 88 days during the year ended December 31, 2004. We currently expect DSO to return to the range of 80 to 85 days during the third quarter of 2005.

Deferred contract costs, which represent costs incurred on revenues not yet recognized, increased $21.6 million during the six months ended June 30, 2005 primarily due to payments for goods and services related to future deliverables under certain of our UK contracts. We determine the amount of revenues and contract costs to be recognized in operations, including deferred contract costs, based upon a measurement of progress to completion in accordance with the provisions of SOP 81-1. The costs that accumulate in the deferred contract costs account are contract costs as contemplated by SOP 81-1 and consist primarily of third party networking and software licensing costs, IDX labor costs and third party labor costs. These costs pertain to the customization and modification of the software required under these contracts. Certain of our contracts provide for fixed, date-dependent payments that, during the software customization phase of the arrangement, are payable to IDX after the associated services are performed. We deem this schedule of payments to constitute extended payment terms. Accordingly, we limit the revenue to be recognized to the amount of payments that are due. We currently expect billings and associated revenues to occur according to the contract terms on contracts where costs have been incurred in excess of billings and associated revenues. The deferred revenues and billings in excess of revenues earned will be earned as services are performed.

During the six months ended June 30, 2005, deferred tax liabilities increased by $36.7 million primarily as a result of the recognition of a deferred tax liability on the unrealized gains relating to available-for-sale securities due to the increase in the amount of Allscripts shares that can be sold within one year.

Investing Activities:

Cash flows used in investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. We invested approximately $25.8 million through December 31, 2004 on the acquisition and implementation of an Enterprise Resource Planning (“ERP”) system and have invested an additional $2.8 million in the ERP system during the six months ended June 30, 2005. We anticipate investing an additional $1.3 million during 2005 and $1.4 million during 2006 related to this system implementation. We are currently in the initial planning process for the second phase of the expansion of our principal corporate offices in South Burlington, Vermont and currently anticipate investing approximately $3.2 million in 2006 related to the expansion.

Investing activities may also include purchases of, interests in, loans to and acquisitions of businesses for access to complementary products and technologies. We expect these activities to continue, but there can be no assurance that we will be able to successfully complete any such purchases or acquisitions in the future.

In April 2002, we acquired a minority interest in Stentor, Inc., one of our strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor for $7.5 million. Each preferred share is convertible, at any time at our option, into one share of common stock of Stentor, subject to certain adjustments. In addition, the preferred shares are not entitled to dividends but are entitled to a liquidation preference equal to the amount we paid to purchase such shares. On July 6, 2005, Royal Philips Electronics announced that it would acquire Stentor for approximately $280 million in cash subject to regulatory approval. We currently expect our investment in Stentor to be liquidated upon completion of the sale with no impairment.

We currently own, through a wholly owned subsidiary, approximately 7.1 million shares of common stock of Allscripts Healthcare Solutions, Inc., a public company listed on the NASDAQ National Market under the symbol MDRX. This investment had a quoted market value of approximately $117.6 million as of June 30, 2005, based on the last reported sales price per share of Allscripts common stock on the NASDAQ National Market on that date. We are allowed to sell only 25% of our initial Allscripts shares during 2005. All shares of Allscripts held by the Company are available for sale within twelve months of June 30, 2005. As a result, the fair value of all shares is reflected in marketable securities in the accompanying consolidated balance sheets as of June 30, 2005.

Financing Activities:

Cash flows provided by (used in) financing activities historically relate to the issuance of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan and proceeds from our line of credit. In December 2004, we entered into a new $50.0 million Revolving Credit Facility with several banks. This agreement provides revolving credit for $50.0 million with additional minimum increments of $25.0 million available up to a maximum of $150.0 million. Interest on outstanding borrowings is based upon one of two options, which we select at the time of the borrowing. The first option is the highest of the bank’s prime rate, the secondary market rate for three-month certificates of deposit plus 1.0%, and the federal funds effective rate plus 0.5%. The second option is the London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 75.0 to 175.0 basis points as defined in the agreement and is available only for borrowings in excess of $2.0 million. In addition, we may, subject to availability, request Letters of Credit in an aggregate amount not to exceed $10.0 million. The Revolving Credit Facility will expire on December 22, 2009. At June 30, 2005, no amounts were outstanding under the Revolving Credit Facility and the Company had no letters of credit outstanding.

FASB Statement 123(R) will require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1.4 million and $3.9 million during the six months ended June 30, 2005 and 2004, respectively.

We expect that our requirements for office facilities and other office equipment will grow as staffing requirements dictate. Our operating lease commitments consist primarily of office leases for our operating facilities. We plan to increase our professional staff during the remainder of 2005 as needed to meet anticipated sales volume and to support research and development efforts for certain products. To the extent necessary to support increases in staffing, we may obtain additional office space.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash in the future periods:

(in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Non–cancelable leases	$8,571	$14,936	$15,200	$15,540	$14,948	$70,602	$139,797
Purchase commitments	2,987	1,991	—	—	—	—	4,978
Acquisition related commitments	3,000	—	—	—	—	—	3,000

Total contractual obligations	$14,558	$16,927	$15,200	$15,540	$14,948	$70,602	$147,775

Of the $139.8 million in non-cancelable lease obligations, approximately $1.8 million is accrued at June 30, 2005 as a lease abandonment charge and as a restructuring cost. See Notes 3 and 7 of the Notes to Consolidated Financial Statements.

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

The following important factors affect our business and operations:

RISKS ASSOCIATED WITH OPERATIONS AND CONTRACTS IN THE UNITED KINGDOM. We have been awarded a contract to perform services in relation to a large information systems project for the British government, which requires the expansion of our operations in the United Kingdom, including additions to and changes in management. Significant management attention and financial resources are required to develop our UK operations, and our future results could be adversely affected by a variety of changing factors. These include:

•	significant start-up costs, resulting in initial lower operating margins for our UK operations;

•	changes in the relationship between our prime contractor, BT and the National Health Service (“NHS”), including any changes relating to the timeliness or willingness of the NHS to pay BT for goods and services;

•	termination or renegotiation of all or a portion of the prime contract between BT and NHS, which could lead to a corresponding termination or renegotiation of our subcontracts;

•	uncertainties and complexities in interpreting the broad range of functional and technical requirements;

•	difficulties and costs of staffing and managing complex projects and operations, especially in another country;

•	uncertainties and difficulties in working with multiple parties in defining these functional and technical requirements and moving toward acceptance of a deliverable meeting those requirements;

•	difficulties and costs associated with delays in the process of defining these functional and technical requirements and meeting evolving contractual requirements;

•	unexpected changes in UK regulatory requirements;

•	difficulties with respect to development of our products to meet applicable standards;

•	fluctuations in foreign currency exchange rates;

•	changes in our relationships with our prime contractor or our sub-contractors, pressure to re-negotiate the terms of these relationships or terminate them;

•	difficulties in the development of new products contemplated by our contracts in the UK; and

•	difficulties in the deployment of our products in the UK.

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

HIPAA – Transaction and Code Set Standards

Many covered entities, including some of our customers, our eCommerce Services clearinghouse business, and trading partners of our clearinghouse business, have not achieved full compliance with the TCS Standards. However, we have deployed contingency plans to accept non-standard transactions, as contemplated in the “Guidance on Compliance with HIPAA Transactions and Code Sets after the October 16, 2003 Implementation Deadline” (which we refer to as the CMS Guidance) issued by the Centers for Medicare & Medicaid Services, or CMS, on July 24, 2003.

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

HIPAA – Privacy Standards

The Privacy Standards place on covered entities specific limitations on the use and disclosure of individually identifiable health information. We made certain changes in our products and services to comply with the Privacy Standards. The effect of the Privacy Standards on our business is difficult to predict and there can be no assurances that we have adequately addressed the risks created by the Privacy Standards and their implementation or that we will be able to take advantage of any resulting opportunities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

Internationally, we principally operate in Canada and the United Kingdom. Our international business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

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

As described in Note 5 in the Notes to Consolidated Financial Statements contained in Part I; Item 1 of this Quarterly Report on Form 10-Q, from time to time we use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities denominated in the British pound sterling. The terms of these forward contracts are for periods matching the underlying exposures and generally are for one to six months. At June 30, 2005, the Company had no outstanding forward foreign exchange contracts to exchange British pounds for U.S. dollars. We do not use forward contracts for trading or speculative purposes.

The market risk associated with the forward foreign exchange contracts resulting from currency exchange rate or interest rate movements is expected to mitigate the market risk of the underlying assets and liabilities being hedged. Our foreign currency denominated net assets were approximately $45.0 million at June 30, 2005. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets by approximately $4.5 million with a corresponding charge to operations. During the six months ended June 30, 2005, fluctuations in foreign currency exchange rates have not had a material impact on our results of operations.

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

The only significant equity investment that we hold is our investment in Allscripts. The fair value of the available-for-sale portion of our investment in Allscripts recorded in marketable securities as of June 30, 2005 was $117.6 million. An adverse change in the stock price of Allscripts would result in a reduction in the fair value of our investment; however, it would not result in a loss since our investment in Allscripts was previously accounted for under the equity method of accounting, which resulted in the elimination of the carrying value of the investment.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost, which is only adjusted if an other-than-temporary impairment exists, as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The carrying value of these investments at June 30, 2005 was approximately $9.0 million. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. Of the $9.0 million investment, $7.5 million relates to the Company’s investment in Stentor. On July 6, 2005, Royal Philips Electronics announced that it would acquire Stentor for approximately $280 million in cash subject to regulatory approval. We currently expect our investment in Stentor to be liquidated upon completion of the sale with no impairment.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management continues to address the remediation of the material weakness in internal controls over financial reporting relating to revenue recognition. Actions taken to date include:

•	Management has performed an assessment of its accounting and finance resources to ensure that the Company has the sufficient depth of resources and technical expertise to address the identified material weakness. To date, in 2005, the Company has added six positions, which consist of a Director of Revenue Accounting, a Principal Revenue Analyst, a Revenue Analyst, an additional Technical Accounting Specialist, a Senior Internal Auditor and a Senior IT Internal Auditor five of whom are Certified Public Accountants.

•	Management is actively recruiting for an additional Technical Accounting Specialist.

•	Management has commenced a “Standard Contracting Process Project” utilizing Six Sigma tools to refine and enhance controls relating to the standardized contracting process. Six Sigma is a business process improvement program that is being implemented company-wide across all functional areas. Management believes that the Six Sigma tools will better enable IDX to meet customer needs, make data driven decisions, reduce variability and increase standardization in processes. Management has engaged a consultant to facilitate this process.

•	Management has implemented a comprehensive training program on software revenue recognition accounting for personnel involved in the contracting process using company resources and outside consultants with software revenue recognition expertise.

Management is committed to remediating the material weakness as quickly as possible, although there can be no assurance that management will be able to do so.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In late 2001, we finalized a “Cooperative Agreement” with a non-regulatory federal agency within the U.S. Commerce Department’s Technology Administration, NIST, whereby the we agreed to lead a $9.2 million, multi-year project awarded by NIST to a joint venture composed of IDX and five other joint venture partners (the “SAGE Project”). The project entails research and development to be conducted by IDX and its partners in the grant. Subsequently, an employee of IDX made allegations that we had illegally submitted claims for labor expenses and license fees to NIST and that we never had a serious interest in researching the technological solutions described in the proposal to NIST.

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

We believe the employee that made the above-referenced allegations has likely filed an action under the Federal False Claims Act under seal in the Federal District Court for the Western District of Washington with respect to his claims, sometimes referred to as a “qui tam” complaint. We have no information regarding the specific allegations in the qui tam complaint. The United States Department of Justice, as it is statutorily required to do, has conducted an investigation of the allegations in the suit in order to determine whether to intervene in the employee’s lawsuit. On August 1, 2005, the government notified IDX that it had concluded its investigation into the employee’s allegations and had determined not to intervene in the matter. Notwithstanding the government’s determination, the employee may pursue the claim on his own. The employee has not yet made an election whether to proceed with his qui tam complaint.

In May 2003, the employee filed a complaint against the Company with the Federal District Court for the Western District of Washington, entitled Mauricio A. Leon, M.D. v. IDX Systems Corporation (case no. CV03-1158P) asserting that we had knowledge that the employee engaged in “protected activity” and retaliated against the employee in violation of the Federal False Claims Act by, among other things, placing the employee on administrative leave on April 25, 2003. In addition, among other causes of action, the employee alleged that we had violated the Americans with Disabilities Act and its Washington State counterpart in part through retaliation against the employee for exercising the employee’s rights under the federal and state discrimination laws. The employee requested relief including, but not limited to, an injunction against us enjoining and restraining us from the alleged harassment and discrimination, wages, damages, attorneys’ fees, interest and costs. In addition, the employee’s complaint alleges that we submitted false statements to the government to obtain the grant and to obtain reimbursement from the government for project costs.

On September 30, 2004, the U.S. District Court issued an order dismissing all of the employee’s claims. The dismissal was based on the Court’s finding that the employee acted in bad faith in destroying evidence that he had a duty to preserve. The Court also awarded us $65,000 as sanctions, reflecting the cost of investigating and litigating the destruction of evidence. After entry of the dismissal order, we requested the District Court to enjoin proceedings before the U.S. Department of Labor (“DOL”) that had been brought by the employee based upon the same set of facts, as described further below. On February 15, 2005, the District Court declined to enjoin the DOL.

The employee has appealed the dismissal of his federal court lawsuit and the sanction order to the Ninth Circuit Court of Appeals. The Company has appealed the District Court’s denial of our request to enjoin the DOL proceedings described below.

On June 6, 2005, the District Court ordered the employee to reimburse us for certain costs incurred in the federal court litigation. The employee has filed a motion requesting the District Court to review and reconsider this order requiring payment of costs, and we have filed a cross-motion requesting that the District Court impose additional costs. On August 1, 2005, the District Court entered an order denying the employee’s request for a review of the order requiring payment of costs and granted in part our cross-motion by ordering the employee to pay an additional amount for certain costs.

In May 2003, the employee filed a complaint against us with the DOL, pursuant to Section 1514A of the Sarbanes-Oxley Act of 2002 (“SOX”). The employee’s complaint asserts that, notwithstanding alleged notice to us of the employee’s allegations, Company management conspired to continue to defraud the government by allowing fraudulent activities to continue uncorrected and by concealing and avoiding its obligations to report any and all fraudulent activities to the proper authorities. In addition, the employee’s complaint alleges that we acted to retaliate, harass and intimidate the employee in contravention of SOX’s whistleblower provisions by, among other things, placing the employee on unpaid administrative leave on April 25, 2003. The employee’s complaint requests relief including, but not limited to, reinstatement, back-pay, with interest, compensation for any damages sustained by the employee as a result of the alleged discrimination, and attorney’s fees. The Occupational Health and Safety Administration (“OSHA”) is charged with the obligation to investigate the employee’s complaint on behalf of DOL.

On June 20, 2005, OSHA issued a preliminary order relating to its investigation. In its order, OSHA found reasonable cause to believe that the employee engaged in activity protected by SOX and that those protected activities contributed to our decision to place the employee on unpaid administrative leave on April 25, 2003. OSHA therefore found reasonable cause to believe that placement of the employee on unpaid administrative leave violated SOX. We intend to appeal the preliminary order and vigorously contest the employee’s right to relief of any kind. The effectiveness of OSHA’s preliminary order will be stayed pending the outcome of our appeal.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2005 Annual Meeting of Stockholders on May 24, 2005. Of the 31,008,123 shares of common stock outstanding and entitled to vote at this meeting, 30,357,793 were represented at this meeting, in person or by proxy. The following matter was voted upon at the Annual Meeting; there were no broker non-votes for this matter.

1.	William L. Asmundson, Richard E. Tarrant, and Allen Martin, Esq. were elected to serve for a term of three years as Class I Directors. The remaining terms of Robert H. Hoehl, Stuart H. Altman, Ph.D., Mark F. Wheeler, M.D., Henry M. Tufo, M.D., David P. Hunter, Connie R. Curran and James H. Crook, Jr. continued after the meeting. The results of the vote with respect to each nominee for director was as follows:

	For	Withheld
William L. Asmundson	29,122,845	1,234,948
Richard E. Tarrant	29,610,926	746,867
Allen Martin, Esq.	29,824,386	533,407

2.	The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was approved. The result of the vote with respect to this 2005 Plan was as follows:

For	Against	Abstain	No Vote
19,811,537	5,595,872	43,111	4,907,273

3.	An amendment to the Company’s 1995 Employee Stock Purchase Plan (the “1995 ESPP”) to (i) increase the total number of shares of common stock of the Company authorized for issuance hereunder from 2,100,000 to 2,600,000 shares, representing an increase of 500,000 shares and (ii) authorize the Board to determine the purchase price of shares of common stock purchased under the 1995 ESPP for each plan period and the date on which such purchase price is determined (provided that the purchase price will be at least 85% of the closing price of the common stock on such date), and, in the absence of a determination by the Board, to set the purchase price at 85% of the lesser of the closing price of the common stock on the (a) grant date or (b) the exercise date was approved. The result of the vote with respect to this amendment was as follows:

For	Against	Abstain	No Vote
25,101,513	315,195	33,812	4,907,273

Item 5. Other Information

Stockholder’s Proposal for 2006 Annual Meeting

As set forth in the Company’s Proxy Statement for its 2005 annual Meeting of Stockholders, proposals of stockholders intended to be included in the Company’s proxy statement for the 2006 Annual Meeting of Stockholders must be received by the Company at its principal office in South Burlington, Vermont not later than December 23, 2005.

Stockholders who wish to make a proposal at the 2006 Annual Meeting – other than one that will be included in the Company’s proxy materials – must notify the Company no later than March 11, 2006. If a stockholder who wishes to present a proposal fails to notify the Company by this date, the proxies that management solicits for the meeting will have discretionary authority to vote on the stockholder’s proposal if it is properly brought before the meeting.

Item 6. Exhibits

The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDX SYSTEMS CORPORATION

Date: August 5, 2005	By:	/S/ JOHN A. KANE
John A. Kane,
Sr. Vice President, Finance and
Administration, Chief Financial
Officer and Treasurer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Amendment No. 1, dated July 1, 2005, to Asset Purchase Agreement by and among IDX Information Systems Corporation, IDX R&D Israel, Ltd., RealTimeImage, Ltd., RealTimeImage, Inc. and HTI Associates, LLC, dated April 27, 2005

10.2	First Amendment, dated April 20, 2005, to Credit Agreement by and among IDX Systems Corporation, the lenders party thereto, and JPMorgan Chase Bank, N. A., as Administrative Agent, dated December 22, 2004.

10.3	Letter Agreement by and among the Company and NHS Connecting for Health, Fujitsu Services Limited and British Telecommunications PLC, dated June 1, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on 8-K dated June 1, 2005)

10.4	2005 Stock Incentive Plan (incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders on Schedule 14A, as filed with the Securities and Exchange Commission on April 21, 2005)

10.5	Amendment No. 8 to the Company’s 1995 Employee Stock Purchase Plan (incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders on Schedule 14A, as filed with the Securities and Exchange Commission on April 21, 2005)

31.1	Certification of the CEO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the CFO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of CEO and CFO of the Company pursuant to 18 U.S.C. Section 1350