Form 10-Q
period 2005-09-30
IDX SYSTEMS CORP
filed 2005-11-08
CIK 1001185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

(802) 862-1022

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of November 4, 2005 was 31,422,774.

The following trademarks used herein are owned by IDX: Flowcast, Groupcast, Carecast, Imagecast, IDX, LastWord, IDXtend and Web Framework. All other trademarks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

IDX SYSTEMS CORPORATION

FORM 10-Q

For the Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

IDX Systems Corporation

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$35,592	$67,346
Marketable securities	188,488	94,283
Accounts receivable, net	122,739	116,659
Unbilled receivables	23,112	5,822
Deferred contract costs	25,690	24,209
Refundable income taxes	6,608	7,514
Prepaid and other current assets	22,147	8,199

Total current assets	424,376	324,032
Property and equipment, net	101,820	94,291
Deferred contract costs, less current portion	63,616	42,295
Capitalized software costs, net	6,787	5,596
Goodwill, net	13,215	7,163
Other intangible assets, net	13,521	2,514
Restricted cash	2,426	—
Other assets	2,545	10,063
Deferred tax asset	5,702	10,961

Total assets	$634,008	$496,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$89,118	$84,388
Deferred revenue	59,152	62,278
Deferred tax liability	39,676	6,579

Total current liabilities	187,946	153,245
Deferred revenue, less current portion	15,944	11,365
Payments related to acquisitions	2,426	—

Total liabilities	206,316	164,610
Commitments and contingencies	—	—
Stockholders’ equity	427,692	332,305

Total liabilities and stockholders’ equity	$634,008	$496,915

See Notes to the Condensed Consolidated Financial Statements (unaudited)

IDX Systems Corporation

Condensed Consolidated Statements of Income

(in thousands, except for per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
System sales	$34,566	$34,201	$106,296	$105,616
Maintenance and service fees	114,981	101,880	333,010	263,400

Total revenues	149,547	136,081	439,306	369,016
Operating expenses
Cost of system sales	15,172	14,753	44,342	44,081
Cost of maintenance and services	76,281	63,203	223,547	168,268
Cost of sales – loss on contract termination, net	—	—	3,545	—
Selling, general and administrative	37,230	27,940	99,490	82,831
Software development costs	18,280	15,542	47,440	44,688
Restructuring costs and other charges	80	—	80	387

Total operating expenses	147,043	121,438	418,444	340,255

Operating income	2,504	14,643	20,862	28,761
Other income (expense), net
Interest income	1,018	812	3,119	1,741
Interest expense	(81)	(63)	(228)	(559)
Foreign currency exchange (losses) gains, net	(1,277)	83	(2,887)	101
Gain on sale of investments	1,808	248	5,225	1,257
Other-than-temporary impairment of cost method investments	—	—	(389)	—

Other income, net	1,468	1,080	4,840	2,540

Income before income taxes	3,972	15,723	25,702	31,301
Income tax provision	(871)	(5,949)	(8,911)	(11,869)

Net income	$3,101	$9,774	$16,791	$19,432

Basic earnings per share	$0.10	$0.32	$0.54	$0.64

Basic weighted average shares outstanding	31,221	30,396	31,073	30,152

Diluted earnings per share	$0.10	$0.31	$0.52	$0.62

Diluted weighted average shares outstanding	32,450	31,684	32,300	31,563

See Notes to the Condensed Consolidated Financial Statements (unaudited)

IDX Systems Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income	$16,791	$19,432
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	14,171	12,419
Amortization	1,783	2,354
Deferred taxes	(2,269)	2,633
Bad debt expense	972	42
Tax benefit related to exercise of non-qualified stock options	3,029	4,467
Foreign currency exchange losses (gains), net	2,887	(101)
Gain on sale of investments	(5,225)	(1,257)
Impairment charge related to cost method investment	389	—
Loss on disposition of equipment	—	29
Contract termination loss, net	3,545	—
Restructuring costs and other charges	(83)	387
Other	260	154
Changes in operating assets and liabilities:
Accounts and unbilled receivables	(20,340)	(25,193)
Deferred contract costs	(29,743)	(37,107)
Prepaid expenses and other assets	(6,240)	(4,456)
Accounts payable and accrued expenses	3,773	4,441
Refundable income taxes	930	4,831
Deferred revenue	1,723	46,338

Net cash (used in) provided by operating activities	(13,647)	29,413
Investing Activities:
Increase in restricted cash	(2,426)	—
Increase in payments related to acquisitions	2,426	—
Purchase of property and equipment	(21,871)	(16,008)
Purchase of marketable securities	(76,018)	(66,173)
Proceeds from sale of marketable securities	92,760	72,651
Business acquisitions, net of cash acquired	(17,217)	—
Other assets	(2,763)	(3,381)

Net cash used in investing activities	(25,109)	(12,911)
Financing Activities:
Proceeds from sale of common stock and exercise of stock options	9,080	11,945
Other	(7)	(12)

Net cash provided by financing activities	9,073	11,933
Effect of exchange rate fluctuations on cash and cash equivalents	(2,071)	25

Net (decrease) increase in cash and cash equivalents	(31,754)	28,460
Cash and cash equivalents at beginning of period	67,346	25,536

Cash and cash equivalents at end of period	$35,592	$53,996

Business Acquisitions, Net of Cash Acquired
Fair value of tangible assets acquired	$190	$—
Liabilities assumed	(871)	—
Goodwill	6,150	—
Acquired technology	11,586	—
In process research and development	162	—

Net cash paid for transaction	$17,217	$—

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

On September 28, 2005, IDX Systems Corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated as of September 28, 2005, by and among the Company, General Electric Company, a New York corporation (“GE”) and Igloo Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of GE (“Merger Sub”). Under the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly owned subsidiary of GE. Each issued and outstanding share of the Company’s common stock will be cancelled and converted automatically into the right to receive $44 in cash. Each outstanding option to purchase the Company’s common stock will be cancelled in return for a cash payment equal to $44 less the exercise price of the option. The merger, which has been approved by both the IDX and GE boards of directors, is subject to approval by IDX shareholders. On October 26, 2005, the Company filed a preliminary proxy statement with the Securities and Exchange Commission with respect to the Merger Agreement. The transactions contemplated by the Merger Agreement are also subject to other customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The Company and GE filed pre-merger notifications with the U.S. antitrust authorities pursuant to the HSR Act on October 21, 2005. The Federal Trade Commission and the Department of Justice granted early termination of the waiting period under the HSR Act on November 4, 2005. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under certain circumstances, the Company would be required to pay GE a termination fee of $43 million.

The interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States. Accordingly, certain information and footnote disclosures normally included in annual financial statements have been omitted or condensed. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) have been made to provide a fair presentation. The operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 15, 2005.

Certain reclassifications of prior period data have been made to conform to the current reporting period classifications. Our revenues generated under hosted software arrangements where we act as an application service provider (“ASP”) have historically been classified with system sales and the related costs. These revenues and the related costs are now included with maintenance and service fees and cost of maintenance and services, respectively. For the three months ended September 30, 2005 and 2004, ASP revenues totaled $3.1 million and $2.1 million, respectively. For the nine months ended September 30, 2005 and 2004, ASP revenues totaled $8.9 million and $6.9 million, respectively. For the three months ended September 30, 2005 and 2004, the ASP cost of revenues totaled $294,000 for each period, respectively. For the nine months ended September 30, 2005 and 2004, the ASP cost of revenues totaled $813,000 and $660,000, respectively.

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

Revenue Recognition

IDX enters into contracts to license software and sell hardware and related ancillary products to customers through its direct sales force. The majority of the Company’s system sales attributable to software license revenue are earned from software that does not require significant customization or modification. The Company recognizes revenue for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and clarified by Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”), and SAB No. 104, Revenue Recognition (“SAB No.104”), and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and, accordingly, the Company recognizes revenue from software licenses, hardware, and related ancillary products when:

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

The Company also enters into arrangements under which the Company provides a hosted software application. The Company recognizes revenue for these arrangements based on the provisions of EITF Issue No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of SAB No. 101, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. The Company’s revenues related to these arrangements consist of system implementation service fees and software subscription fees. The Company has determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, the Company recognizes system implementation fees ratably over a period of time from when the core system implementation services are completed and accepted by the customer over the remaining customer relationship life, which the Company has determined is the contractual life of the customer’s subscription agreement. The Company recognizes software subscription fees, which typically commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed prior to satisfying the Company’s revenue recognition policy are reflected as deferred revenue.

As of September 30, 2005 and December 31, 2004, the Company had deferred revenue totaling $11.6 million and $5.5 million, respectively related to system implementation and subscription fees under hosting arrangements. Prior to the year ended December 31, 2004, the revenues and deferred revenues associated with system implementation services were not material.

The application of SOP 97-2 and EITF 00-21 requires significant judgment, including whether a software arrangement includes multiple elements, and if so, whether fair value exists for those elements. Typically the Company’s contracts contain multiple elements, and while the majority of the Company’s contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with SOP 97-2 or EITF 00-21, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element. Interpretations would not affect the amount of revenue recognized but could impact the timing of recognition.

The Company records reimbursable out-of-pocket expenses in both maintenance and services revenues and as a direct cost of maintenance and services in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the income statement. For the three months ended September 30, 2005 and 2004 reimbursable out-of-pocket expenses were $1.5 million and $2.1 million, respectively. For the nine months ended September 30, 2005 and 2004 reimbursable out-of-pocket expenses were $4.8 million and $5.8 million, respectively.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the Company classifies the reimbursement by customers of shipping and handling costs as revenue and the associated cost as cost of revenue.

Cost of Sales

On June 1, 2005, the Company entered into a letter of agreement with the National Health Service Connecting for Health (“NHS”), Fujitsu Services, Limited (“Fujitsu”), and British Telecommunications PLC (“BT”) to terminate the agreement in principle between the Company and Fujitsu dated December 15, 2003 (the “Fujitsu Arrangement”) to provide a clinical information system for the Southern Cluster of the UK NHS Connecting for Health Program. The termination of the Fujitsu Arrangement resulted in a charge during the second quarter of 2005 totaling $3.5 million in connection with the write-off of costs incurred-to-date classified as Deferred Contract Costs of $8.7 million, offset by $5.2 million collected from Fujitsu in consideration of the Company agreeing to the termination of the Fujitsu Arrangement. The charge includes a liability for estimated costs for obligations under certain subcontract agreements. In connection with the termination of this contract, the Company commenced and completed certain restructuring activities related to a reduction in workforce during the three months ended September 30, 2005. Approximately $327,000 of the $490,000 of restructuring costs is subject to reimbursement by Fujitsu under the terms of the letter agreement. The Company anticipates that this reimbursement will be collected during the fourth quarter of 2005.

The Company recognizes revenue and costs relating to its development work in the UK on a percentage-of-completion basis, which involves the use of estimates. Revisions to revenue and cost estimates are recorded to income in the period in which the facts that give rise to the revision become known. During the three and nine month periods ended September 30, 2005, the Company finalized the costs for development work in the UK with certain of its subcontractors, which resulted in a reduction of approximately $1.3 million and $4.1 million in the cost of maintenance and service fees, respectively. Based on current facts and circumstances, the Company believes that its estimates to complete these contractual arrangements are complete and accurate, however, adjustments to these estimates in the future could result in a material impact to earnings. The change in estimates resulted in an increase in net income, net of tax, for the three and nine month periods ended September 30, 2005 of $0.8 million and $2.6 million, respectively, or $0.02 and $0.08 fully diluted earnings per share, respectively.

Software Development Costs

The Company accounts for the development cost of software intended for sale in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, (“SFAS 86”). Costs incurred in the research, design and development of software for sale to others are charged to expense until technological feasibility is established. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Technological feasibility is established upon the completion of a working model. Software development costs, when material, are stated at the lower of amortized cost or net realizable value. Net realizable value for each software product is assessed based on anticipated profitability applicable to revenues of the related product in future periods. Amortization of capitalized software costs begins when the related product is available for general release to customers and is provided for using the straight-line method over twelve to eighteen months or the product’s estimated economic life, if shorter. IDX has also capitalized software acquired in connection with certain acquisitions (See Notes 2 and 6). Approximately $295,000 and $889,000 of software development costs were capitalized during the three months ended September 30, 2005 and 2004, respectively. Amortization of software development costs was approximately $133,000 and $770,000 during the three months ended September 30, 2005 and 2004, respectively. Approximately $2.4 million and $3.4 million of software development costs were capitalized during the nine months ended September 30, 2005 and 2004, respectively. Amortization of software development costs was approximately $1.2 million and $2.1 million during the nine months ended September 30, 2005 and 2004, respectively.

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

The Company defers direct and incremental system implementation related hosted software arrangements in accordance with SFAS No. 91, Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans. The costs deferred consist of employee compensation and benefits for those employees directly involved with performing system implementation, as well as other direct and incremental costs. The costs are amortized to costs of revenues ratably over a period of time from when the system implementation is completed and accepted by the customer over the remaining customer relationship life, which the Company has determined is the contractual life of the customer’s subscription agreement. All costs incurred in excess of the related revenues are expensed as incurred. The Company accrues costs in excess of contractual amounts when the loss is probable and estimable. As of September 30, 2005, there are no amounts accrued for anticipated losses under contractual arrangements.

As of September 30, 2005 and December 31, 2004, the Company had deferred costs related to system implementation services for hosted software arrangements totaling $1.9 million and $1.0 million, respectively. Prior to the year ended December 31, 2004, due to the fact that the revenues associated with system implementation services were not material, no costs were capitalized.

Accounting for Stock Based Compensation

The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Accordingly, the Company records expense for employee stock compensation plans equal to the excess of the market price of the underlying IDX shares at the date of grant over the exercise price of the stock-related award, if any (known as the intrinsic value). In general, all employee stock options are issued with the exercise price equal to the market price of the underlying shares at the grant date and, therefore, no compensation expense is recorded. In addition, no compensation expense is recorded for purchases under the 1995 Employee Stock Purchase Plan (the “ESPP”), as the plan is non-compensatory under the provisions of APB No. 25. The intrinsic value of restricted stock units and certain other stock-based compensation issued to employees as of the date of grant is amortized to compensation expense over the vesting period.

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

	Three months ended September 30,		Nine months ended September 30,
	(in thousands, except for per share data)
	2005	2004	2005	2004
Net income as reported	$3,101	$9,774	$16,791	$19,432
Add:
Stock-based compensation expense included in reported net income, net of tax	—	—	—	96
Deduct:
Total stock-based compensation under fair value based methods, net of tax	(1,520)	(1,277)	(4,391)	(4,553)

Pro forma net income - SFAS 123	$1,581	$8,497	$12,400	$14,975

Basic net income per share:
As reported	$0.10	$0.32	$0.54	$0.64
Pro forma - SFAS 123	$0.05	$0.28	$0.40	$0.50
Diluted net income per share:
As reported	$0.10	$0.31	$0.52	$0.62
Pro forma - SFAS 123	$0.05	$0.27	$0.38	$0.47

The Company has entered into Executive Retention Agreements with certain key executives providing that if certain conditions exist subsequent to a change in control of the Company, the executives will receive both acceleration of vesting and extension of the exercise period on their stock-based awards. In accordance with APB No. 25, the Company has measured the intrinsic value of these individuals’ stock awards as of the modification dates, which totaled approximately $35.4 million as of September 30, 2005. If the acceleration of vesting and the extension of the exercise period occurs pursuant to the Executive Retention Agreements, the intrinsic value of any outstanding awards as of the date of separation or change of control will be recorded as compensation expense in the Company’s Consolidated Statements of Income. If the award vests and is exercised prior to the separation or change in control, the intrinsic value as of the date of modification is not recognized.

In addition, the Company has amended certain of its option plans to provide that in the event of a change in control in which the Company merges with another corporation under the terms of which holders of the Company’s common stock will receive a cash payment for each share surrendered in the merger (referred to as the “merger consideration”), the Board of Directors may make or provide for a cash payment to each option holder equal to (i) the merger consideration times the number of shares of common stock subject to the holder’s options granted under the plan, whether or not then exercisable (to the extent the exercise price does not exceed the merger consideration) minus (ii) the aggregate exercise price of all such options, in the exchange for termination of such options. If the cash out of outstanding options occurs pursuant to the option plans, the intrinsic value of any outstanding, unvested awards as of the date of change of control will be recorded as compensation expense in the Company’s Consolidated Statements of Income. The intrinsic value as of the modification date totaled $11.9 million.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentration of credit risks are principally cash and cash equivalents, marketable securities, investments, accounts receivable, unbilled receivables and deferred contract costs. The Company invests its cash and cash equivalents with financial institutions with highly rated credit and monitors the amount of credit exposure to any one financial institution. The Company places its marketable securities in a variety of financial instruments and, by policy, limits the amount of credit exposure through diversification and by restricting its investments to highly rated debt and equity securities. Substantially all of the Company’s end-users are large integrated healthcare delivery enterprises principally located in the United States, the United Kingdom and Canada. The Company is also a subcontractor for BT as part of the NHS project in the United Kingdom. The Company has not experienced any write-offs with respect to this relationship to date. The Company performs ongoing credit evaluations of the financial condition of its customers and generally does not require collateral. Although the Company is directly affected by the overall financial condition of the healthcare industry, management does not believe significant credit risk exists at September 30, 2005. The Company generally has not experienced any material losses related to receivables or deferred costs under contractual arrangements from individual customers or groups of customers in any specific industry or geographic area. The Company maintains an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. The Company’s losses related to collection of trade accounts receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which the Company re-evaluates on a monthly basis based on specific review of receivable aging and the period that any receivables are beyond the standard payment terms, is believed by management to be probable in the Company’s accounts receivable.

For the three months ended September 30, 2005 and 2004, there was one customer that accounted for approximately 22.0% and 14.3% of consolidated revenues, respectively. During the nine months ended September 30, 2005, one customer accounted for approximately 21.2% of consolidated revenues. No single customer accounted for more than 10% of our consolidated revenues for the nine months ended September 30, 2004. One customer accounted for 31.0% and 13.9% of accounts receivable and unbilled receivables at September 30, 2005 and December 31, 2004, respectively. No other single customer accounted for more than 10% of total accounts receivable and unbilled receivables as of September 30, 2005 and December 31, 2004. Three customers accounted for 64.8%, 13.6% and 10.2% and 52.4%, 28.7% and 10.3% of deferred contract costs at September 30, 2005 and December 31, 2004, respectively.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar (dollar). Assets and liabilities of foreign subsidiaries that operate in a local currency environment are translated to U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts are generally translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive income as a separate component of stockholders’ equity. Gains and losses arising from transactions denominated in foreign currencies are primarily related to inter-company accounts that have been determined to be temporary in nature and cash, accounts receivable and accounts payable denominated in non-functional currencies.

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

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact would have approximated that of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, future stock grants and when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.0 million and $4.5 million for the nine months ended September 30, 2005 and 2004, respectively.

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

In June 2005, the SEC adopted Securities Offering Reform, which will become effective December 1, 2005. Among other things, the final rule requires all issuers (excluding asset-backed issuers and small business issuers) to disclose “risk factors” in Form 10-K and Form 20-F for fiscal years ending on or after December 1, 2005. Material changes in an issuer’s risk factors are required to be disclosed in Form 10-Q and Form 10-QSB only after the issuer is first required to disclose risk factors in its Form 10-K. The Company already discloses “risk factors” in its annual report filed in Form 10-K and any material changes in interim report filed in Form 10-Q.

Note 2 – Business Combinations and Divestitures

2005

On July 1, 2005 the Company acquired substantially all the assets of RealTimeImage, Ltd. (“RTI”), a privately held developer of web-based medical specialty imaging solutions with offices in Tel Aviv, Israel and San Bruno, California for approximately $17.2 million, including acquisition costs. The RTI acquired technology is integrated into the Company’s Imagecast for Cardiology solution. This technology is also currently being sold as a separate element. The acquisition was financed with cash on hand. Of the purchase price, approximately $2.43 million is held in escrow for a period of 18 months to secure certain indemnification obligations of RTI under the Agreement, although up to $0.8 million of such amount may be released 6 months following the closing under certain conditions. This transaction was accounted for using the purchase method of accounting.

The allocation of the purchase price to the fair values of the identified tangible and intangible assets acquired and liabilities assumed was based upon an independent valuation and management estimates and resulted in goodwill of $6.2 million, $11.6 million in intangible assets, $0.2 million in tangible assets and $0.9 million in assumed liabilities. The Company reflected the $0.2 million of the purchase price allocated to in-process research and development as a charge to earnings in the quarter ended September 30, 2005 as research and development expense.

The intangible assets represent acquired technology, which will be amortized over its expected useful life of five years, commencing on the date of acquisition. Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company determined that the acquisition of RTI resulted in the recognition of goodwill primarily because of synergies unique to the Company and the strength of its acquired workforce. The goodwill and the acquired technology are deductible for tax purposes.

Included in liabilities assumed is a provision for lease abandonment costs of approximately $0.2 million and costs associated with an employee severance arrangement of approximately $0.7 million. The Company has formulated a plan to abandon the leased facilities in San Bruno, California related to the RTI acquisition and to release an employee from an employment agreement made in conjunction with the RTI purchase.

2004

On November 22, 2004, the Company acquired all the outstanding common stock of PointDx, Inc. (“PointDx”), a developer of structured medical reporting technology located in Winston-Salem, North Carolina for approximately $7.3 million, including acquisition costs. PointDx was subsequently merged into a subsidiary of the Company. The PointDx structured reporting technology will be directly integrated into the IDX Imagecast RIS and Imagecast PACS, designed to achieve a standardized, efficient relationship between workflow and the imaging activities for radiology. The acquisition was financed with cash on hand with $3.3 million, including acquisition costs, paid at closing. The remaining $4.0 million will be paid out in four equal installments of $1.0 million over the course of an earn-out process through 2005, subject to reductions as defined under the terms of the agreement. The Company made the quarterly payments of $3.0 million during the nine months ended September 30, 2005. Included in accrued expenses is $1.0 million at September 30, 2005 and $4.0 million at December 31, 2004 relating to the earn-out payments. The agreement also contains a provision for the payment of a contingent consideration in the amount of an additional $1.0 million, subject to reductions as defined under the terms of the acquisition agreement, in the event that the Company sells a certain number of products incorporating PointDx technology prior to November 1, 2006. Goodwill will be increased by the amount of the additional consideration, if any, when it becomes due and payable. This transaction was accounted for using the purchase method of accounting and, accordingly, results of operation for PointDx are included in the Company’s consolidated financial statements since the date of acquisition.

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

Note 3 – Restructuring Costs and Other Charges

A summary of the Company’s restructuring and other charges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Lease cancellations	$(83)	$—	$(83)	$387
Workforce reduction	163	—	163	—

	$80	$—	$80	$387

Restructuring costs

In connection with the termination of the Company’s arrangement with Fujitsu (See Note 1—Cost of Sales), the Company re-evaluated its operating costs and staffing requirements related to its operations in the United Kingdom. In July and August 2005, the Company finalized and approved a headcount reduction plan under which the

Company terminated 20 client-serving personnel in the Company’s Carecast operating unit in the UK. The reduction plan resulted in a charge to earnings of approximately $163,000 this quarter in connection with costs associated principally with employee severance payments of $490,000, net of an estimated $327,000 in reimbursements from Fujitsu for qualifying redundancy costs. All payments related to the plan were paid to personnel during the third quarter of 2005. Estimated reimbursements due from Fujitsu are included in other current assets at September 30, 2005 and are expected to be received during the fourth quarter.

On June 1, 2004, the Company entered into an agreement to terminate its contractual commitments under the remaining lease related, in part, to the Company’s 2001 plan to restructure and realign its large physician group practice businesses. The Company paid $1.5 million to terminate the lease, which was approximately $387,000 higher than the amount accrued at the date of termination.

In conjunction with the RealTimeImage acquisition (See Note 2), the Company recorded a liability for costs associated with an employee severance arrangement of approximately $660,000. The cost was included in the respective purchase price allocations as part of goodwill. During the three months ended September 30, 2005, cash payments charged against the liability totaled $25,000. Of the $635,000 remaining accrual balance at September 30, 2005, approximately $53,000 will be paid during the remainder of 2005 and $582,000 thereafter.

Lease charges

In 1999, the Company entered into a lease commitment for new office space in Seattle under a lease that commenced in 2002. The Company continued to utilize its existing space and an active search for a sublessor was initiated and has been ongoing. In 2002, the Company consolidated its Seattle operations into the new office space and abandoned its then existing office space. Due to the depressed Seattle real estate market and the inability to obtain a sublessor, the Company recorded a lease abandonment charge of $9.2 million in its Information Systems and Services business segment in 2002. The lease abandonment charge is related to lease payments of approximately $7.9 million through the end of the lease term in 2005 and non-cash write-offs of certain leasehold improvements of approximately $1.3 million. In August, 2005, the Company entered into an agreement to terminate a portion of its remaining contractual commitments under the lease resulting in a reduction in the liability of approximately $83,000. In the event that the Company is able to negotiate terminations in a future reporting period, the savings would be recorded as a reduction in expenses under the lease abandonment caption in the consolidated financial statements in the period in which the termination agreement is signed.

In December 2004, the Company entered into a sublease agreement for a portion of its facilities under lease in San Diego, which was formerly used principally for EDiX operations and was being utilized during 2004 for sales and support services from continuing operations. The sublease agreement is for three years commencing January 1, 2005 with sublease rental income totaling $783,000 over the term of the sublease. The Company’s lease term expires October 31, 2010. The Company vacated the subleased portion of the facilities in December 2004 and recorded a charge of $479,000 related to lease payments of $1.8 million and other costs of approximately $75,000 primarily related to commissions incurred in connection with the sublease, offset with sublease rental income of $1.4 million. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company has assumed sublease rental income for the entire lease term in calculating the applicable charge. The Company has assumed sublease rental income beyond the current contractual sublease term at the same rate as the contracted rate due to the fact that the Company believes that this represents the most probable sublease rate. In the event that the Company is unable to secure a sub-lessee for the remaining three years of the lease term, the loss of sub-lease income would be recorded in the period in which the Company determines that sublease rentals could not be reasonably obtained. In the event that the Company is unable to secure a sub-lessee during the time between the date the present sublease expires, and the date at which the Company determines sublease rental could not be reasonably obtained, the loss of sub-lease income would be recorded in the period in which the property is not subleased.

In conjunction with the PointDx and RealTimeImage acquisitions, the Company recorded a liability for lease abandonment costs of $173,000 and $211,000, respectively related to lease payments on leased facilities in Winston-Salem, North Carolina, San Bruno, California and Tel Aviv, Israel. The costs were included in the respective purchase price allocations as part of goodwill.

The following table sets forth the significant components and activity in the liability for restructuring costs and other charges (in thousands):

	Balance December 31, 2003	Charges	Non-Cash Charge	Cash Payments	Balance December 31, 2004	Non-Cash Charge/ Adjustments	Cash Payments	Balance September 30, 2005
Lease costs	$5,099	$652	$—	$(2,534)	$3,217	$128	$(2,141)	$1,204
Severance and benefit costs	—	—	—	—	—	823	(188)	635

Total	$5,099	$652	$—	$(2,534)	$3,217	$951	$(2,329)	$1,839

Of the $1.8 million accrual balance at September 30, 2005, approximately $773,000 will be paid during the remainder of 2005 and $1.1 million thereafter. Interest expense relating to lease abandonment charges for the three months ended September 30, 2005 and 2004 was $21,000 and $48,000, respectively. Interest expense relating to lease abandonment charges for the nine months ended September 30, 2005 and 2004 was $84,000 and $197,000, respectively.

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

At the time of sale, the Company accounted for its investment in Allscripts under the equity method of accounting. Under the equity method of accounting, the Company recognized its pro-rata share of Allscripts losses during the 2001 fiscal year resulting in the elimination of the carrying value of this investment. At September 30, 2005, the Company owned approximately 17.35% of the outstanding shares of common stock of Allscripts. Due to the fact that the Company’s equity interest in Allscripts has fallen below 20% and that the Company no longer significantly influences the financial or operating policies of Allscripts, the Company discontinued its use of the equity method with respect to Allscripts during the third quarter of 2004. The Company accounts for its investment in Allscripts as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, available-for-sale investments, which have readily determinable fair values, are reported at fair value with unrealized gains and losses, net of taxes, reported in Other Comprehensive Income as part of shareholders’ equity. Restricted stock does not meet the readily determinable fair value criterion under SFAS 115; however, any portion of the security holding that can be reasonably expected to qualify for sale within one year is not considered restricted. At September 30, 2005, all of the Company’s holdings in Allscripts common stock were reported in Marketable Securities, which represents the fair value at September 30, 2005 of Allscripts shares that can be sold within one year.

Certain information relative to the Company’s marketable securities at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Cost	$60,955	$74,279
Gross unrealized gains	127,533	20,004
Gross unrealized losses	—	—

Market value	$188,488	$94,283

Unrealized gains and losses on marketable securities are recorded, net of any tax effect, as a separate component of stockholders’ equity. There were no gross unrealized gains for the three months ended September 30, 2005. Gross realized gains of approximately $248,000 were recorded during the three months ended September 30, 2004. Gross realized gains of approximately $3.0 million and $1.3 million were recorded during the nine months ended

September 30, 2005 and 2004, respectively. There were no gross realized losses from the sale of available-for-sale securities during the three and nine-month periods ended September 30, 2005 and 2004. Realized gains and losses from investments are based on the specific identification method.

The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The Company regularly evaluates the carrying value of its investments. When the carrying value of an investment exceeds the fair value and the decline in the fair value is deemed to be other-than-temporary, the Company writes down the value of the investment to its fair value. During the second quarter of 2005, the Company recorded $389,000 of impairment loss on other-than-temporary reductions in fair value of the Company’s minority equity investments. The carrying value of these investments was approximately $1.5 million and $9.3 million as of September 30, 2005 and December 31, 2004, respectively.

Realized gains of approximately $1.8 million and $2.2 million were recorded during the three and nine-month periods ended September 30, 2005, respectively, relating to gains on sales of minority equity investments. There were no realized gains or losses from the sale other investments during the three and nine-month periods ended September 30, 2004.

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

During the three months ended September 30, 2005 and 2004, the Company recorded net foreign currency exchange losses of $1.3 million and net foreign currency exchange gains of $83,000, respectively. During the nine months ended September 30, 2005 and 2004, the Company recorded net foreign currency exchange losses of $2.9 million and net foreign currency exchange gains of $101,000, respectively.

At September 30, 2005, the Company had $55.0 million outstanding forward foreign exchange contracts to exchange British pounds for US dollars. The forward foreign exchange contracts mature during the fourth quarter of 2005 and had a book value that approximated fair value.

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

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the second quarter of fiscal 2005. The fair value of the reporting units was estimated using the expected present value of future cash flows. The Company used an independent valuation and management’s estimates to determine goodwill acquired in 2005. The valuation was based upon expected future discounted operating cash flows as well as an analysis of recent sales or offerings of similar companies. During the second quarter of 2005, the Company recognized an impairment charge of $98,000, which represents all of the remaining goodwill related to a Technical Services acquisition completed in 1997 for which these services are no longer performed by that reporting unit. The charge was reported in selling, general and administrative expenses.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 and for the year ended December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Balance, beginning of year	$7,163	$2,508
Goodwill acquired	6,150	4,655
Impairment	(98)	—

Balance, end of period	$13,215	$7,163

Intangible Assets

The Company’s intangible assets, other than goodwill, are summarized as follows:

	Weighted Average Amortization Period (Years)	September 30, 2005		December 31, 2004
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(in thousands)
Acquired technologies	5.36	$14,100	$579	$—	$—

Acquired technologies are amortized at the greater of the ratio of current revenues that the product bears to the total of current and anticipated future gross revenues for that product, or the straight-line amount over the products’ estimated useful lives, ranging from five to seven years. The carrying values of acquired technology are reviewed if the facts and circumstances suggest that they may be impaired. Amortization expense related to identifiable intangible assets was $579,000 for the three and nine-month periods ended September 30, 2005. The Company incurred no amortization expense related to identifiable intangible assets for the three and nine-month periods ended September 30, 2004.

Estimated aggregate amortization expense for intangible assets is as follow:

Year	Total
(in thousands)
2005 remaining	$580
2006	2,407
2007	2,676
2008	2,676
2009	2,676
Thereafter	2,506

$13,521

Note 7 – Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Accounts payable	$21,411	$35,524
Employee compensation and benefits	12,990	9,522
Accrued expenses	8,663	5,783
Accrued cost of sales	27,798	13,860
Payments due related to acquisitions	1,000	4,000
Reserve for restructuring costs and other charges	1,839	3,217
Income taxes	9,081	8,376
Other	6,336	4,106

	$89,118	$84,388

Note 8 – Deferred Revenue

Deferred revenue consists of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Maintenance and services	$58,756	$54,975
Systems	15,856	8,771
Billings in excess of revenue earned on uncompleted contracts	484	9,897

	$75,096	$73,643

	September 30, 2005	December 31, 2004
	(in thousands)
Short-term deferred revenue	$59,152	$62,278
Long-term deferred revenue	15,944	11,365

	$75,096	$73,643

Note 9 – Contracts in Process

The components of uncompleted contracts are as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Revenue earned on uncompleted contracts	$181,390	$97,895
Less billings to date, net of foreign currency exchange	(161,513)	(107,530)

	$19,877	$(9,635)

Revenue earned under the percentage-of-completion method of accounting in excess of billings on uncompleted contracts is recorded as unbilled receivables. Billings on contracts in excess of related revenue recognized under the percentage-of-completion method of accounting are recorded as deferred revenue. The components of uncompleted contracts are reflected in the balance sheet are as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Revenue earned in excess of billings on uncompleted contracts, net of foreign currency exchange	$20,361	$262
Billings in excess of revenues earned on uncompleted contracts	(484)	(9,897)

	$19,877	$(9,635)

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

In December 2004, the Company entered into a $50.0 million Revolving Credit Facility with several banks. This agreement provides revolving credit for $50.0 million with additional minimum increments of $25.0 million available up to a maximum of $150.0 million. Interest on outstanding borrowings is based upon one of two options, which the Company selects at the time of the borrowing. The first option is the highest of the bank’s prime rate, the secondary market rate for three-month certificates of deposit plus 1.0%, and the federal funds effective rate plus 0.5%. The second option is the London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from

75.0 to 175.0 basis points as defined in the agreement and is available only for borrowings in excess of $2.0 million. In addition, the Company may, subject to availability, request Letters of Credit in an aggregate amount not to exceed $10.0 million. The Credit Agreement contains customary representations, warranties and covenants, including financial covenants. No amounts are pledged as collateral against the Revolving Credit Facility. The Revolving Credit Facility will expire on December 22, 2009. At September 30, 2005, the bank’s prime rate, the secondary market rate for three-month certificates of deposit, the federal fund effective rate and the LIBOR rate were 6.75%, 4.07%, 3.86% and 3.84%, respectively. At September 30, 2005 and December 31, 2004, no amounts were outstanding under the Revolving Credit Facility and the Company had no letters of credit outstanding.

Note 11 – Income Taxes

The Company’s effective tax rates for the nine months ended September 30, 2005 and 2004 were 34.7% and 38.0%, respectively, which were lower than the Company’s statutory rate of 40.0%. The effective tax rate decreased during the three months ended September 30, 2005 as a result of the change in estimated amount of state net operating losses expected to be utilized. For 2005, the lower effective rate was due to the utilization of certain state net operating losses and research and development credits to offset income taxes. The Company’s effective income tax rate for 2004 was lower than the statutory rate primarily due to our use of research and development credits to offset income taxes. The Company currently expects to realize recorded deferred tax assets as of September 30, 2005 of approximately $5.7 million. Management’s conclusion that such assets will be recovered is based upon its expectation that future earnings of the Company combined with tax planning strategies available to the Company will provide sufficient taxable income to realize recorded tax assets. Such tax strategies include estimates and involve judgment relating to unrealized gains on the Company’s investment in publicly traded common stock. While the realization of the Company’s net recorded deferred tax assets cannot be assured, to the extent that future taxable income against which these tax assets may be applied is not sufficient, some or all of the Company’s net recorded deferred tax assets would not be realizable. The Company’s deferred tax liability increased $33.1 million principally due to unrealized gains on marketable securities.

Note 12 – Earnings Per Share

The following sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share	$3,101	$9,774	$16,791	$19,432

Denominator:
Basic weighted average shares outstanding	31,221	30,396	31,073	30,152
Effect of employee stock options	1,229	1,288	1,227	1,411

Denominator for diluted earnings per share	32,450	31,684	32,300	31,563

Basic earnings per share	$0.10	$0.32	$0.54	$0.64

Diluted earnings per share	$0.10	$0.31	$0.52	$0.62

Options to acquire 431,453 and 909,713 shares for the three months ended September 30, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive. Options to acquire 353,715 and 473,347 shares for the nine months ended September 30, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share, as the effect would not have been dilutive.

Note 13 – Comprehensive Income

Components of comprehensive income consisted of unrealized gains (losses) on marketable securities and foreign currency translation adjustments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$3,101	$9,774	$16,791	$19,432

Other comprehensive income:
Unrealized gains (losses):
Unrealized holding gains (losses) arising during the period	9,979	25,308	108,629	25,312
Less reclassification adjustments for gains included in net income	—	—	(1,104)	—
Foreign currency translation adjustments	(146)	27	(396)	(12)
Deferred income taxes	(3,772)	(10,123)	(40,646)	(10,123)

Other comprehensive income	6,061	$15,212	66,483	$15,177

Comprehensive income	$9,162	$24,986	$83,274	$34,609

Note 14 – Commitments and Contingencies

Leases:

At September 30, 2005, minimum lease payments for certain facilities and equipment under noncancelable lease commitments and minimum sublease rental income to be received under noncancelable subleases were as follows:

Year	Leases	Subleases
	(in thousands)
2005 remaining	$4,099	$(53)
2006	14,983	(252)
2007	15,016	(294)
2008	15,224	(25)
2009	14,627	—
Thereafter	69,161	—

	$133,110	$(624)

Of the $133.1 million in non-cancelable operating lease obligations, approximately $1.2 million is included in accrued expenses at September 30, 2005 relating to a lease abandonment charge. See Notes 3 and 7.

Total rent expense amounted to $4.5 million and $3.9 million during the three months ended September 30, 2005 and 2004, respectively. Total rent expense amounted to $13.1 million and $11.9 million during the nine months ended September 30, 2005 and 2004, respectively.

The Company leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $89,000 and $90,000 for the three months ended September 30, 2005 and 2004, respectively and $265,000 and $254,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

Other Commitments:

Under the agreement and plan of merger with PointDx, Inc., the Company has a commitment to pay $1.0 million, subject to reductions as defined under the terms of the agreement, in the event that the Company sells a certain number of products incorporating PointDx technology prior to November 1, 2006. See Note 2.

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

From June through November 2004, the U.S. Commerce Department, Office of Inspector General (“OIG”), conducted an audit of the SAGE Project. On March 11, 2005, OIG issued a final audit report recommending that NIST disallow certain costs and, subsequently, the Company submitted its response contesting certain findings. On August 17, 2005, NIST issued an Audit Resolution Letter disagreeing with several of OIG’s audit recommendations but concluding that NIST was due a refund in the amount of $335,915. On September 21, 2005, the Company filed an administrative appeal of the determination that IDX owed NIST $335,915, and a decision of the NIST director is expected within the next two months.

The aforementioned employee filed an action against IDX in the name of the United States under the federal False Claims Act in the United States District Court for the Western District of Washington, sometimes referred to as a “qui tam” complaint. The DOJ, as it is statutorily required to do, conducted an investigation of the allegations in the suit in order to determine whether to intervene in the employee’s lawsuit. On August 1, 2005, the government notified IDX that it had concluded its investigation into the employee’s allegations and determined not to intervene in the matter. Notwithstanding the government’s determination not to intervene, the employee may pursue the claim on his own.

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

The employee has appealed the dismissal of his federal court lawsuit and the sanction order to the Ninth Circuit Court of Appeals. The Company has appealed the District Court’s denial of the Company’s request to enjoin the DOL proceedings described below. Briefing on these appeals has been completed and a ruling is expected in approximately one year.

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

On June 20, 2005, OSHA issued a preliminary order relating to its investigation. In its order, OSHA found reasonable cause to believe that the employee engaged in activity protected by SOX and that those protected activities contributed to the Company’s decision to place the employee on unpaid administrative leave on April 25, 2003. OSHA therefore found reasonable cause to believe that placement of the employee on unpaid administrative leave violated SOX. On July 20, 2005, the Company filed objections to the Secretary’s Findings and Preliminary Order, which also requested an evidentiary hearing before a DOL administrative law judge. The employee also filed objections and a request for a hearing.

The judge will hear the appeals and review OSHA’s preliminary order de novo. The effectiveness of OSHA’s preliminary order will be stayed pending the outcome of the appeals. Because the False Claims Act retaliation action dismissed by the federal district court may bar the SOX retaliation claim under the doctrine of res judicata, the employee has requested that the SOX proceedings be stayed pending the decision by the Ninth Circuit Court of Appeals, which is reviewing the federal district court’s dismissal order. The administrative law judge has not ruled on this request by the employee for a stay.

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

Geographic Information

Revenues are attributed to countries based on the location of the client. Information concerning revenues of principal geographic areas is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
United States	$110,337	$110,716	$331,931	$317,468
United Kingdom	37,080	23,815	101,616	45,389
Other	2,130	1,550	5,759	6,159

Total	$149,547	$136,081	$439,306	$369,016

Information concerning long-lived assets of principal geographic areas is as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Long-lived assets:
United States	$92,852	$88,384
United Kingdom	8,968	5,907

	$101,820	$94,291

Note 17 – Related Party Transactions

As a result of the sale of Channelhealth to Allscripts, the Company currently owns approximately 17.35% of the common stock of Allscripts at September 30, 2005. As part of a 10-year strategic alliance agreement beginning on January 9, 2001, Allscripts is obligated to pay IDX a percentage of Allscripts’ revenue related to the Company’s customers. The Company recorded revenues of approximately $210,000 and $1.2 million during the three months ended September 30, 2005 and 2004, respectively and $1.5 million and $2.1 million during the nine months ended September 30, 2005 and 2004, respectively. The Company also leases office space to Allscripts in Burlington, Vermont. Total rent received from Allscripts was approximately $89,000 and $90,000 during the three months ended September 30, 2005 and 2004, respectively and $265,000 and $254,000 during the nine months ended September 30, 2005 and 2004, respectively.

Until August 5, 2005, the Company owned 562,069 shares of Series D convertible preferred stock in Stentor, Inc. (“Stentor”), which approximated a 3.4% ownership on an as-converted basis. The Company’s investment in Stentor was liquidated in the quarter ended September 30, 2005 upon completion of the sale of Stentor to Royal Philips on August 5, 2005. The Company currently has a Distribution and Development agreement with Stentor, Inc. that allows the Company and Stentor to mutually distribute each other’s products to new and existing customers that may be merged into the collective MIMS system. The Company and Stentor pay each other one-time up-front initiation royalties based on execution of new customer agreements and ongoing sustaining royalties on a quarterly basis over the life of the customer agreements based on total new managed radiology studies for a given period. Royalty revenue included in system sales for the three months ended September 30, 2005 and 2004 was $726,000 and $690,000, respectively and $2.5 million and $1.8 million for the nine months ended September 30, 2005 and 2004, respectively. Royalty expense included in cost of system sales was $1.7 million and $929,000 for the three months ended September 30, 2005 and 2004, respectively and $6.2 million and $4.4 million during the nine months ended September 30, 2005 and 2004, respectively.

The Company leases office facilities in the UK from a customer, the University College of London Hospital (“UCLH”) under operating leases expiring through 2015. This quarter, Company began leasing additional space from UCLH to meet its operating needs. The leases provide for annual base rent of approximately £1.0 million (approximately $1.8 million using the exchange rate of 1.7696 at September 30, 2005), plus the Company’s share of taxes and maintenance costs. The leases include a provision for annual increases for maintenance, subject to a cap, in accordance with the UK Retail Price Index. In addition, certain leases contain a provision for an increase in the annual base rent in the fifth year of the term of the lease. Total rent expense for our lease with UCLH amounted to $420,000 and $197,000 for the three months ended September 30, 2005 and 2004, respectively and $1.2 million and $341,000 for the nine months ended September 30, 2005 and 2004, respectively.

Note 18 – Subsequent Events

The Company, its Board and certain of its officers are named defendants in a shareholder class action lawsuit filed on October 24, 2005 in Vermont Superior Court entitled Stanley v. IDX Systems Corporation et al (case no. 1192-05-CnC). The lawsuit challenges the price of and the process leading to the Company’s announced merger with General Electric Company and a wholly owned subsidiary of GE. The complaint seeks to enjoin the consummation of the proposed merger with GE, as well as compensatory damages, among other relief. The defendants’ answer to the complaint is due on November 17, 2005. The Company intends to vigorously defend against the claims, which the Company maintains are without merit. The outcome or the impact these claims may have on the Company’s operations cannot currently be predicted.

On October 31, 2005, the Company acquired substantially all the assets of Healthcare Resource Solution, Inc., a privately held management services company with offices in Wibraham, Massachusetts for approximately $7.1 million, excluding acquisition costs. The assets acquired will be integrated into Flowcast’s Business Services Outsourcing. The acquisition was financed with cash on hand and will be accounted for using the purchase method of accounting.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. This Item contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 that involve risks and uncertainties. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth under “Forward-Looking Information and Factors Affecting Future Performance” commencing on page 44, as well as those otherwise discussed in this section and elsewhere in this Quarterly Report on Form 10-Q. Unless otherwise specified or the context requires otherwise, the terms “we”, “us”, “our” and the “Company” refer to IDX Systems Corporation and its subsidiaries. There are a number of important factors that could cause results to differ materially from those indicated by these forward-looking statements, including among others, statements regarding the effect or timing of, or the ability to consummate, the proposed merger with GE, statements regarding the health care industry, statements regarding our products, product development and information technology, statements regarding future revenue or other financial trends, statements regarding future acquisitions, strategic alliances, or other agreements, including our agreements in the UK, and statements regarding our intellectual property. If any risk or uncertainty identified in the following factors actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline.

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

We generate revenues from system sales and from maintenance and service fees for the implementation and support of system sales. Our system sales are comprised of a combination of IDX software licensed under the IDX® Flowcast™, IDX® Groupcast™, IDX® Carecast™ System, and IDX® Imagecast™ brands to primarily end-user customers, as well as bundled third party hardware and software. IDX patient access, financial and business intelligence products for hospitals, integrated delivery networks and group practices are packaged under Flowcast and Groupcast. Clinical solutions are generally packaged as the Carecast Clinical Enterprise System, which require more configurations and have a longer install period than our business performance solutions. Specialty care products, which include IDX’s radiology and imaging products, are marketed under Imagecast. Our maintenance and service fees consist of software maintenance fees, installation fees, development fees, professional and technical service fees, consulting fees, outsourcing services and other miscellaneous fees. Maintenance and service fees also include our IDX eCommerce Services business, which offers web-based electronic data interchange (“EDI”) claims, remittance and statement services. We also enter into a number of contractual arrangements where we do not deliver a software product to be installed at customer site. Rather, we make the software available to the customer through a hosted environment. We run the software on our own servers and the customer gains access to the software through a secure data line. As such, we act as an application service provider (“ASP”). Costs relating to system sales consist primarily of external costs for bundled third party hardware and software purchases. Costs relating to maintenance and service fees consist primarily of employee costs and related infrastructure costs incurred in providing installation services, post-installation support and training and consulting services.

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

Overview

On September 28, 2005, we entered into a definitive merger agreement (“Merger Agreement”) with General Electric Company (“GE”), a New York corporation, for GE to acquire IDX. Each issued and outstanding share of our common stock will be cancelled and converted automatically into the right to receive $44 in cash. Each outstanding option to purchase the Company’s common stock will be cancelled in return for a cash payment equal to $44 less the exercise price of the option. The merger, which has been approved by both the IDX and GE board of directors, is also subject to IDX shareholder approval and other customary closing conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). IDX and GE filed pre-merger notifications with the U.S. antitrust authorities pursuant to the HSR Act on October 21, 2005. The Federal Trade Commission and the Department of Justice granted early termination of the waiting period under the HSR Act on November 4, 2005. On October 26, 2005, we filed a preliminary proxy statement with the Securities and Exchange Commission (the “SEC”) with respect to the Merger Agreement. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under certain circumstances, we would be required to pay GE a termination fee of $43 million.

Revenues and earnings for the quarter were adversely affected as a result of the merger announcement, as customers delayed purchase decisions pending the completion of the transaction and clarification regarding GE’s plans for IDX products following the merger. We anticipate this trend may continue during the fourth quarter of 2005. We do not believe this trend will have any bearing on our ability to complete the planned merger with GE. We also incurred significant additional expenses relating to professional fees in connection with the merger. Increases in employee compensation costs reflect the accrual of a portion of existing performance bonuses, which we vested due to the impact the announcement of the pending merger and its impact on our ability to meet financial targets.

Total revenues increased 9.9% to $149.5 million during the three months ended September 30, 2005 from $136.1 million for the corresponding period in 2004. Total operating expenses increased 21.1% resulting in operating income of $2.5 million or an operating margin of 1.7% for the three months ended September 30, 2005 as compared to an operating margin of 10.8% for the same period in 2004. For the three months ended September 30, 2005, we reported income of $3.1 million, or $0.10 diluted earnings per share. At September 30, 2005, cash and marketable securities totaled $224.1 million.

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

Revenue Recognition – We enter into contracts to license software and sell hardware and related ancillary products to customers through our direct sales force. The majority of our system sales attributable to software license revenue are earned from software that does not require significant customization or modification. We recognize revenue for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, and clarified by Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”), and SAB No. 104, Revenue Recognition (“SAB No.104”), and Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”) and, accordingly, we recognize revenue from software licenses, hardware, and related ancillary products when:

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

We also enter into arrangements under which we provide hosted software applications. We recognize revenue for these arrangements based on the provisions of EITF No. 00-3, Application of AICPA SOP 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, when there is persuasive evidence of an arrangement, collection of the resulting receivable is probable, the fee is fixed or determinable and acceptance has occurred. Our revenues related to these arrangements consist of system implementation service fees and software subscription fees. We have determined that the system implementation services represent set-up services that do not qualify as separate units of accounting from the software subscriptions as the customer would not purchase these services without the purchase of the software subscription. As a result, we recognize system implementation fees ratably over a period of time from when the core system implementation services are completed and accepted by the customer over the remaining customer relationship life, which we have determined is the contractual life of the customer’s subscription agreement. We recognize software subscription fees, which typically commence upon completion of the related system implementation, ratably over the applicable subscription period. Amounts billed prior to satisfying our revenue recognition policy are reflected as deferred revenue.

As of September 30, 2005 and December 31, 2004, we had deferred revenue totaling $11.6 million and $5.5 million, respectively related to system implementation and subscription fees under hosting arrangements. Prior to the year ended December 31, 2004, the revenues associated with system implementation services were not material.

The application of SOP 97-2 and EITF 00-21 requires significant judgment, including whether a software arrangement includes multiple elements, and if so, whether fair value exists for those elements. Software revenue recognition rules are very complex and prone to subjective interpretations in practical application. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with SOP 97-2 or EITF 00-21, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element. Interpretations would not affect the amount of revenue recognized but could impact the timing of recognition.

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

Allowance for Doubtful Accounts and Credits – We maintain an allowance for doubtful accounts to reflect estimated losses resulting from the inability of customers to make required payments. Substantially all of the Company’s end-users are large integrated healthcare delivery enterprises principally located in the United States, the United Kingdom and Canada. We perform ongoing credit evaluations of the financial condition of our customers and generally do not require collateral. Although we are directly affected by the overall financial condition of the healthcare industry, we do not believe significant credit risk exists at September 30, 2005. We generally have not experienced any material losses related to receivables or deferred costs associated with contractual arrangements from individual customers or groups of customers in any specific industry or geographic area. We maintain an allowance for doubtful accounts based on accounts past due according to contractual terms and historical collection experience. Actual losses when incurred are charged to the allowance. Our losses related to collection of trade accounts receivables have consistently been within management’s expectations. Due to these factors, no additional credit risk beyond amounts provided for collection losses, which we re-evaluate on a monthly basis based on specific review of the age of our receivables and the period that any receivables are beyond the standard payment terms, is believed by us to be probable.

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

The valuation allowance as of September 30, 2005 and December 31, 2004 relate primarily to state net operating losses and state research and development and other tax credits generated in fiscal 1999 to 2004 through which we can only recognize a benefit through future taxable income.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method of APB No. 25 and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact would have approximated that of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, future stock grants and when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.0 million and $4.5 million for the nine months ended September 30, 2005 and 2004, respectively.

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

In June 2005, the SEC adopted Securities Offering Reform, which will become effective December 1, 2005. Among other things, the final rule requires all issuers (excluding asset-backed issuers and small business issuers) to disclose “risk factors” in Form 10-K and Form 20-F for fiscal years ending on or after December 1, 2005. Material changes in an issuer’s risk factors are required to be disclosed in Form 10-Q and Form 10-QSB only after the issuer is first required to disclose risk factors in its Form 10-K. We already disclose “risk factors” in our annual report filed in Form 10-K and any material changes in interim report filed in Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

The following table indicates the percentage of total revenues and the dollar and percentage of period-over-period change represented by line items in our condensed consolidated statements of income from continuing operations:

	Three months ended September 30, 2005		Three months ended September 30, 2004		Change Three months ended September 30, 2005 Over Three months ended September 30, 2004
	$	% Revenues	$	% Revenues	$ Variance	% Variance
	(in thousands, except percentages and per share amounts)
System sales	$34,566	23.1%	$34,201	25.1%	$365	1.1%
Maintenance and service fees	114,981	76.9%	101,880	74.9%	13,101	12.9%

Total revenues	149,547	100.0%	136,081	100.0%	13,466	9.9%
Cost of system sales	15,172	10.1%	14,753	10.8%	419	2.8%
Cost of maintenance and services	76,281	51.0%	63,203	46.4%	13,078	20.7%
Selling, general and administrative	37,230	24.9%	27,940	20.5%	9,290	33.2%
Software development costs	18,280	12.2%	15,542	11.4%	2,738	17.6%
Restructuring costs and other charges	80	0.1%	—	—	80	*

Total operating expenses	147,043	98.3%	121,438	89.2%+	25,605	21.1%

Operating income	2,504	1.7%	14,643	10.8%	(12,139)	-82.9%
Other income (expense), net	1,468	1.0%	1,080	0.8%	388	35.9%
Income tax provision	(871)	-0.6%	(5,949)	-4.4%	5,078	-85.4%

Net Income	$3,101	2.1%	$9,774	7.2%	$(6,673)	-68.3%

Diluted earnings per share	$0.10		$0.31		$(0.21)	-67.7%

+	Does not total due to rounding.

*	Not meaningful

Total Revenues

Total revenues consist of system sales and maintenance and service fees. Our system sales consist of our software licensed to primarily end-user customers, along with third party hardware and software and royalty income. Revenue recognized under system sales is dependent upon the timing of many variables such as the signing of the contract, the delivery of the hardware and software components, and the achievement of milestones through our implementation efforts. Under certain royalty and revenue-sharing arrangements, we recognize royalty revenue from sales by third parties that incorporate technology licensed from IDX, or we share in revenues received by third parties from IDX customers. Royalty revenues are generated from the execution of new customer agreements and from ongoing sustaining royalties based on total new managed radiology studies for a given period. Maintenance and service fees represent services to implement and support our system sales. More specifically, our maintenance and service fees consist of software maintenance fees, installation fees, professional and technical service fees, training fees, outsourcing services, fees associated with ASP arrangements and other miscellaneous fees. We also enter into a number of contractual arrangements where we do not deliver a software product to be installed at customer site. Rather, we make the software available to the customer through a hosted environment. We run the software on our own servers and the customer gains access to the software through a secure data line. As such, we act as an application service provider (“ASP”). Our revenues generated under ASP arrangements have historically been classified with system sales. These revenues have been reclassified to be included with maintenance and service fees. For the three months ended September 30, 2005 and 2004, ASP revenues totaled $3.1 million and $2.1 million, respectively.

System Sales

System sales increased $365,000 or 1.1% during the three months ended September 30, 2005 as compared to the same period last year. System sales for the quarter fell below our expectations due to the announcement of the GE merger. Several contracts at the end of the quarter did not sign as customers evaluated the implications of the GE merger and product strategy. We anticipate this trend may continue during the fourth quarter of 2005.

The increase of $365,000 was primarily attributable to an increase in software license revenues of $1.7 million, offset with a decrease in hardware sales of $1.1 million. The increase in software license revenues was primarily attributable to our financial and business intelligence products for hospitals and integrated delivery networks that are packaged under Flowcast. During the three months ended September 30, 2005, we experienced growth in our hosted software applications, which contributed to the decline in hardware sales. Under hosted software arrangements, we do not deliver a software product to be installed at the customer’s site. Instead, we make the software available to the customer through a hosted environment whereby the software is run on our own servers and the customer gains access to the software through a secure data line. This eliminates the need for up-front hardware purchases by the customer and software license revenue is recognized ratably over the customer relationship life, commencing with the completion of and acceptance of implementation services and the hosted site made available for use in production.

Maintenance and Service Fees

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change by line items comprising maintenance and service fees as represented in our condensed consolidated statements of income:

	Three months ended September 30, 2005		Three months ended September 30, 2004		Change Three months ended September 30, 2005 Over Three months ended September 30, 2004
	$	% Revenues	$	% Revenues	$ Variance	% Variance
	(in thousands, except percentages)
Maintenance fees	$46,825	31.3%	$40,335	29.6%	$6,490	16.1%
Installation fees	21,086	14.1%	20,682	15.2%	404	2.0%
Development services	21,068	14.1%	16,089	11.8%	4,979	30.9%
Consulting, professional and other fees	26,002	17.4%	24,774	18.2%	1,228	5.0%

Total maintenance and service fees	$114,981	76.9%	$101,880	74.9%+	$13,101	12.9%

+	Does not total due to rounding.

The increases in development services, which represent revenues for our development efforts associated with the production and customization of certain product functionalities required under our UK contracts, and installation fees were both primarily related to work performed for our UK customers. Our contract with BT contains a provision for an annual increase in service fees (development fees, installation fees and maintenance fees) due to retail price index increases. The annual increase recorded in the quarter ended September 30, 2005 represented approximately $1.1 million of the increase in maintenance and service fees related to our work in the UK. The increase in maintenance fees for software and hardware support was primarily due to an increase in our installed base of $5.0 million combined with annual maintenance price increases of approximately $1.5 million. Consulting, professional and other fees increased 5.0% primarily attributable to increases in our eCommerce revenues of $0.9 million and ASP revenues of $1.0 million. The growth in our eCommerce revenues was primarily due to an increase in our installed base from our medical and physician group practice customers. The growth in our ASP revenues is due to the increased trend in the marketplace to license software under hosted arrangements. Under hosted software arrangements, we do not deliver a software product to be installed at the customer’s site. Instead, we make the software available to the customer through a hosted environment whereby the software is run on our own servers and the customer gains access to the software through a secure data line. This eliminates the need for up-front hardware purchases by the customer and software license revenue is recognized ratably over the customer relationship life, commencing with the completion of and acceptance of implementation services and the hosted site made available for use in production. The shift in the mix from traditional software license purchases to hosted arrangements results in a reduction in system sales in the short-term with revenues being recognized over longer periods of time in future periods. We expect this trend to continue and regard this shift in product mix favorably as it provides better visibility and predictability of future revenue streams.

Cost of Sales

The following table indicates the total cost of system sales and maintenance and service fees as a percentage of total revenues and the cost of system sales and maintenance and service fees as a percentage of their respective revenues:

	Three months ended September 30,
	2005	2004
	(in thousands, except percentages)
Total revenues	$149,547	$136,081
Total cost of system sales and maintenance and service fees	91,453	77,956
Total cost of system sales and maintenance and service fees as a percentage of total revenues	61.2%	57.3%

System sales:
System sales	$34,566	$34,201
Cost of system sales	15,172	14,753
Cost of system sales as a percentage of system sales	43.9%	43.1%

Maintenance and service fees:
Maintenance and service fees	$114,981	$101,880
Cost of maintenance and service fees	76,281	63,203
Cost of maintenance and service fees as a percentage of maintenance and service fees	66.3%	62.0%

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

Our costs incurred under ASP arrangements have historically been classified with system sales. These costs are now included with maintenance and service fees. For the three months ended September 30, 2005 and 2004, the ASP cost of revenues totaled $294,000 for each period, respectively.

Cost of System Sales

The cost of system sales as a percentage of system sales increased principally as a result of an increase in royalty expense due to an increase in our installed base that incorporates technology from third parties. This was partially offset by the change in the product mix between our software license revenue and third party hardware and software sales. IDX software sales, which carry a lower cost of revenue percentage, represented a larger portion of system sales during the three months ended September 30, 2005 as compared to the same period in 2004.

Cost of Maintenance and Service Fees

The increase in the cost of maintenance and service fees of $13.1 million was primarily driven by labor and related support costs to support the growth in our revenues from our operations in the UK. The cost of maintenance and service fees as a percentage of maintenance and service fee revenue for the three months ended September 30, 2005 as compared to the same period in 2004 increased to 66.3% from 62.0% primarily due to development costs and related services provided in the UK, which carry higher cost percentages than installation and maintenance services and due to the utilization of consultants which have a higher cost of revenue percentage than internal labor. We are currently working to reduce our labor costs in the UK by replacing consultants with employees. Our cost of maintenance and service fees as a percentage of maintenance and service fee revenue for the three months ended September 30, 2005 was 66.3%, down 2.8% from 69.1% for the three months ended June 30, 2005.

We recognize revenue and costs relating to our development work in the UK on a percentage-of-completion basis, which involves the use of estimates. Revisions to cost estimates are recorded to income in the period in which the facts that give rise to the revision become known. This quarter we renegotiated the costs for development work in the UK with one of our subcontractors, which resulted in a reduction in the cost of maintenance and service fees of approximately $1.3 million for the three months ended September 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee compensation and benefit costs for sales, corporate, financial and administrative personnel, advertising and trade show costs, related infrastructure costs and professional fees. As a percentage of total revenues, selling, general and administrative expenses were 24.9% for three months ended September 30, 2005 as compared to 20.5% for the same period in 2004. The increase of $9.3 million was primarily due to an increase of approximately $5.8 million in employee compensation, benefit and related infrastructure costs, $2.0 million in professional fees and $1.5 million in bad debt expense.

Compensation, benefit and related infrastructure costs increased to support our overall growth. In addition, we incurred incremental compensation costs for the accrual of a portion of existing performance bonuses, which we vested due to the impact the announcement of the pending merger and its impact on our ability to meet financial targets. Professional fees increased principally due to expenses incurred in connection with the pending GE acquisition. Bad debt expense increased for three months ended September 30, 2005 as compared to the same period in 2004 primarily as a result of an increase in specifically identified collection risks this quarter, which is contrary to the result in 2004 that included a reduction in specifically identified collection risks and improved collection experience.

Software Development Costs

Software development costs consist primarily of costs related to our software developers, acquired technologies, associated infrastructure costs required to fund product development initiatives and amortization of such costs. A portion of our research and development costs, principally employee compensation and benefit costs, are allocated to the cost of maintenance and services that relate to the development work in the UK.

As described in Note 1 to the notes to the accompanying condensed consolidated financial statements, which contain accounting policies and other disclosures required by generally accepted accounting principles, software development costs incurred subsequent to the establishment of technological feasibility until general release of the related products are capitalized. Technological feasibility is established upon the completion of a working model or detail program design. Historically, costs incurred after establishment of technological feasibility have not been significant; however, as we develop products that use more complex technologies as well as more comprehensive clinical systems, the time and effort required to complete testing after technological feasibility has been established may become significantly more extensive. Consequently, we anticipate that as we continue to focus our development efforts on enhancing functionality and developing new applications for our current product suites, capitalized software development costs may become more significant in future reporting periods. Approximately $295,000 and $889,000 of software development costs were capitalized during the three months ended September 30, 2005 and 2004, respectively. Amortization of software development costs was approximately $133,000 and $770,000 during the three months ended September 30, 2005 and 2004, respectively.

Significant changes in our software development costs consisted of an increase of $2.1 million in labor and related support costs and an increase of $0.6 million in amortization related to the RTI acquired technology this quarter. Research and development headcount increased 20%, which was consistent with the increase in our personnel related costs.

Restructuring Costs and Other Charges

In connection with the termination of our arrangement with Fujitsu (See Note 1—Cost of Sales), we re-evaluated our operating costs and staffing requirements related to our operations in the United Kingdom. In July and August 2005, we finalized and approved a headcount reduction plan under which we terminated 20 client-serving personnel in our Carecast operating unit in the UK. The reduction plan resulted in a charge to earnings of approximately $163,000 this quarter in connection with costs associated principally with employee severance payments of $490,000, net of an estimated $327,000 in reimbursements from Fujitsu for qualifying redundancy costs.

In August 2005, we entered into an agreement to terminate a portion of our remaining contractual commitments under our Seattle lease resulting in a reduction in the liability and a credit to earnings of approximately $83,000.

Total Other Income (Expense), Net

The following table sets forth the components of total other income, net:

	Three months ended September 30,
	2005	2004
	(in thousands)
Other income (expense)
Interest income	$1,018	$812
Interest expense	(81)	(63)
Foreign currency exchange (losses) gains, net	(1,277)	83
Gain on investments	1,808	248

Total other income, net	$1,468	$1,080

Interest Income

The increase in interest income was due primarily to higher domestic interest rates for the three months ended September 30, 2005 as compared to the same period in 2004.

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

Gain on Investments

During the three months ended September 30, 2005 and 2004 we realized a gain of $1.8 million and $248,000, respectively on the sale of investments. On August 5, 2005, Royal Philips Electronics acquired Stentor and our preferred shares were converted, on a one for one basis, into common stock and liquidated for approximately $9.3 million resulting in a gain of $1.8 million.

Income Tax Provision

Our effective income tax rate was 21.9% for the three months ended September 30, 2005 and 38.0% for the three months ended September 30, 2004, resulting in an income tax provision of $871,000 and $5.9 million for the three months ended September 30, 2005 and 2004, respectively. The effective tax rate decreased during the three months ended September 30, 2005 as a result of the change in estimated amount of state net operating losses expected to be utilized. We currently expect an effective tax rate of 36.0% for 2005 which is lower than the statutory rate of 40.0% due to the utilization of $679,000 and $438,000 in state net operating losses and research and development credits, respectively, to offset income taxes. Our effective income tax rates for 2004 was lower than the statutory rate primarily due to our use of research and development credits to offset income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

The following table indicates the percentage of total revenues and the dollar and percentage of period over period change represented by line items in our condensed consolidated statements of income from continuing operations:

	Nine months ended September 30, 2005		Nine months ended September 30, 2004		Change Nine months ended September 30, 2005 Over Nine months ended September 30, 2004
	$	% Revenues	$	% Revenues	$ Variance	% Variance
	(in thousands, except percentages and per share amounts)
System sales	$106,296	24.2%	$105,616	28.6%	$680	0.6%
Maintenance and service fees	333,010	75.8%	263,400	71.4%	69,610	26.4%

Total revenues	439,306	100.0%	369,016	100.0%	70,290	19.0%
Cost of system sales	44,342	10.1%	44,081	11.9%	261	0.6%
Cost of maintenance and services	223,547	50.9%	168,268	45.6%	55,279	32.9%
Cost of sales – loss on contract termination, net	3,545	0.8%	—	—	3,545	*
Selling, general and administrative	99,490	22.6%	82,831	22.4%	16,659	20.1%
Software development costs	47,440	10.8%	44,688	12.1%	2,752	6.2%
Restructuring costs and other charges	80	—	387	0.1%	(307)	*

Total operating expenses	418,444	95.3%+	340,255	92.2%+	78,189	23.0%

Operating income	20,862	4.7%	28,761	7.8%	(7,899)	-27.5%
Other income (expense), net	4,840	1.1%	2,540	0.7%	2,300	90.6%
Income tax provision	(8,911)	-2.0%	(11,869)	-3.2%	2,958	-24.9%

Net Income	$16,791	3.8%	$19,432	5.3%	$(2,641)	-13.6%

Diluted earnings per share	$0.52		$0.62		$(0.10)	-16.1%

+	Does not total due to rounding.

*	Not meaningful

Total Revenues

Our revenues generated under ASP arrangements have historically been classified with system sales. These revenues are now included with maintenance and service fees. For the nine months ended September 30, 2005 and 2004, ASP revenues totaled $8.9 million and $6.9 million, respectively.

System Sales

System sales increased 0.6% during the nine months ended September 30, 2005 as compared to the same period in 2004. System sales for the three months ended September 30, 2005 fell below our expectations due to the announcement of the GE merger. Several contracts at the end of the quarter did not sign as customers evaluated the implications of the GE merger and product strategy.

The increase of $679,000 was primarily attributable to increases in software license revenues of $4.5 million and royalty revenue of $1.8 million, offset by a decrease in hardware sales of $5.6 million. The increase in software license revenues was primarily attributable to our financial and business intelligence products for hospitals and integrated delivery networks that are packaged under Flowcast. The increase in royalty revenues was generated from the execution of new customer agreements by third parties that incorporate technology licensed from IDX and from ongoing sustaining royalties based on total new managed radiology studies for a given period. During the nine months ended September 30, 2005, we experienced growth in our hosted software applications, which contributed to the decline in hardware sales. Under hosted software arrangements, we do not deliver a software product to be installed at the customer’s site. Instead, we make the software available to the customer through a hosted environment whereby the software is run on our own servers and the customer gains access to the software through a secure data line. This eliminates the need for up-front hardware purchases by the customer. Software license revenue is recognized ratably over the customer relationship life, commencing with the completion of and acceptance of implementation services and the hosted site made available for use in production.

Maintenance and Service Fees

The following table indicates the percentage of total revenues and the dollar and percentage of period-over-period change by line items comprising maintenance and service fees as represented in our condensed consolidated statements of income:

	Nine months ended September 30, 2005		Nine months ended September 30, 2004		Change Nine months ended September 30, 2005 Over Nine months ended September 30, 2004
	$	% Revenues	$	% Revenues	$ Variance	% Variance
	(in thousands, except percentages)
Maintenance fees	$133,543	30.4%	$114,805	31.1%	$18,738	16.3%
Installation fees	58,824	13.4%	51,227	13.9%	7,597	14.8%
Development services	65,756	15.0%	29,710	8.1%	36,046	121.3%
Consulting, professional and other fees	74,887	17.0%	67,658	18.3%	7,229	10.7%

Total maintenance and service fees	$333,010	75.8%	$263,400	71.4%	$69,610	26.4%

The increase in maintenance and service fees was driven largely by our business in the UK. We began recognizing revenues associated with our work in connection with our contract with BT in the UK during the second quarter of 2004. As a result, the nine months ended September 30, 2004 represents only six months of revenues under the BT contract as compared to nine months during the same period in 2005. The increases in development services, which represent revenues for our development efforts associated with the production and customization of certain product functionalities required under our UK contracts, and installation fees were both primarily related to work performed for our UK customers. Our contract with BT contains a provision for an annual increase in service fees (development fees, installation fees and maintenance fees) due to retail price index increases. This annual increase represented approximately $1.1 million of the increase in maintenance and service fees related to our work in the UK. The increase in maintenance fees for software and hardware support was primarily due to an increase in our installed base of $14.8 million combined with annual maintenance price increases of approximately $3.9 million. Consulting, professional and other fees increased 10.7%, primarily attributable to increases in our eCommerce revenues of $3.3million, BSO services revenues of $2.7million and ASP revenues of $2.0 million. The growth in our eCommerce revenues was primarily due to an increase in our installed base from our medical and physician group practice customers. BSO is a new offering that was launched during the latter part of the second quarter of 2004. The increase in ASP revenues for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is the same as previously described for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Cost of Sales

Our costs incurred under ASP arrangements have historically been classified with system sales. These costs are now included with maintenance and service fees. For the three months ended September 30, 2005 and 2004, the ASP cost of revenues totaled $813,000 and $660,000, respectively.

The following table indicates the total cost of system sales and maintenance and service fees as a percentage of total revenues and the cost of system sales and maintenance and service fees as a percentage of their respective revenues:

	Nine months ended September 30,
	2005	2004
	(in thousands, except percentages)
Total revenues	$439,306	$369,016
Total cost of system sales and maintenance and service fees	267,889	212,349
Total cost of system sales and maintenance and service fees as a percentage of total revenues	61.0%	57.5%

System sales:
System sales	$106,296	$105,616
Cost of system sales	44,342	44,081
Cost of system sales as a percentage of system sales	41.7%	41.7%

Maintenance and service fees:
Maintenance and service fees	$333,010	$263,400
Cost of maintenance and service fees	223,547	168,268
Cost of maintenance and service fees as a percentage of maintenance and service fees	67.1%	63.9%

Cost of System Sales

Our cost of system sales as a percentage of system sales remained constant at 41.7% as a result of the product mix among our software license revenue and third party hardware and software sales remaining relatively consistent during the nine months ended September 30, 2005.

Cost of Maintenance and Service Fees

The increase in the cost of maintenance and service fees of $55.3 million was primarily driven by labor and related support costs to support the growth in our revenues from our operations in the UK and our installed base of software applications. The nine months ended September 30, 2004 represents only three months of operations in the UK as compared to nine months of operations during the same period in 2005. The cost of maintenance and service fees as a percentage of maintenance and service fee revenue for the nine months ended September 30, 2005 as compared to the same period in 2004 increased to 67.1% from 63.9% due primarily to development costs and related services provided in the UK, which carry higher cost percentages due to the use of third party subcontractors.

We recognize revenue and costs relating to our development work in the UK on a percentage-of-completion basis, which involves the use of estimates. Revisions to cost estimates are recorded to income in the period in which the facts that give rise to the revision become known. In 2005, we renegotiated the costs for development work in the UK with some of our subcontractors, which resulted in a reduction in the cost of maintenance and service fees of approximately $4.1 million for the nine months ended September 30, 2005.

Cost of Sales – Loss on Contract Termination, net

On June 1, 2005, we entered into a letter of agreement with the NHS, Fujitsu and BT to terminate the agreement in principle between the Company and Fujitsu dated December 15, 2003 (the “Fujitsu Arrangement”) to provide a clinical information system for the Southern Cluster of the UK NHS Connecting for Health Program. The termination of the Fujitsu Arrangement resulted in a charge during the second quarter of 2005 totaling $3.5 million in connection with the write-off of costs incurred-to-date classified as Deferred Contract Costs of $8.7 million, offset by $5.2 million collected from Fujitsu in consideration for agreeing to the termination of the Agreement. The charge includes a liability for estimated costs for obligations under certain subcontract agreements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of total revenues were 22.5% for the nine months ended September 30, 2005 as compared to 22.6% for the same period last year. The increase of $16.7 million was primarily due to increases of approximately $13.7 million in employee compensation, benefit and related infrastructure costs, $2.1 million in professional fees and $0.9 million in bad debt expense.

Compensation, benefit and related infrastructure costs increased to support our overall growth. In addition, we incurred incremental compensation costs for the accrual of a portion of existing performance bonuses, which we vested due to the impact the announcement of the pending merger and its impact on our ability to meet financial targets. Professional fees increased principally due to expenses incurred in connection with the pending GE acquisition. Bad debt expense increased for nine months ended September 30, 2005 as compared to the same period in 2004 primarily as a result of an increase in specifically identified collection risks in 2005 combined with reduction in specifically identified collection risks and improved collection experience in 2004.

Software Development Costs

Significant changes in our software development costs consisted of an increase of $2.2 million in labor and related support costs and an increase of $0.6 million in amortization related to the RTI acquired technology this quarter.

Restructuring Costs and Other Charges

2005

The change in restructuring costs and other charges for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is the same as previously described for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

2004

On June 1, 2004, we entered into an agreement to terminate our contractual commitments under the remaining lease associated with the 2001 restructuring program. We paid $1.5 million to terminate the lease, which was approximately $387,000 higher than the amount accrued at the date of termination.

Total Other Income (Expense), Net

The following table sets forth the components of total other income, net:

	Nine months ended September 30,
	2005	2004
	(in thousands)
Other income (expense)
Interest income	$3,119	$1,741
Interest expense	(228)	(559)
Foreign currency exchange (losses) gains, net	(2,887)	101
Gain on sale of investments	5,225	1,257
Other-than-temporary impairment of cost method investments	(389)	—

Total other income, net	$4,840	$2,540

Interest Income

The increase in interest income was due primarily to higher domestic interest rates for the nine months ended September 30, 2005 as compared to the same period in 2004.

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

Gain on Sale of Investments

During the nine months ended September 30, 2005 and 2004 we realized a gain of $5.2 million and $1.3 million, respectively, on the sale of investments and from distributions received from the sale of securities in our investment in an unrelated investment partnership.

Other-than-Temporary Impairment of Cost Method Investments

We hold certain minority equity investments in non-publicly traded securities, which are generally carried at cost. We regularly review these investments for indications of impairment and impairment losses are charged to income for other-than-temporary declines in fair value. During the second quarter of 2005, we recorded $389,000 of impairment loss on other-than-temporary reductions in fair value of the Company’s minority equity investments.

Income Tax Provision

Our effective income tax rate was 34.7% for the nine months ended September 30, 2005 and 38.0% for the nine months ended September 30, 2004, resulting in an income tax provision of $8.9 million and $11.9 million for the nine months ended September 30, 2005 and 2004, respectively. The effective tax rate decreased during the three months ended September 30, 2005 as a result of the change in estimated amount of state net operating losses expected to be utilized. We currently expect an effective tax rate of 36.0% for 2005 which is lower than the statutory rate of 40.0% due to the utilization of $679,000 and $438,000 in state net operating losses and research and development credits, respectively, to offset income taxes. Our effective income tax rates for 2004 was lower than the statutory rate primarily due to our use of research and development credits to offset income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We primarily generate cash from the sale of our software, maintenance fees, which are typically paid on a monthly basis, the provision of implementation services and the provision of professional and consulting services. We primarily use cash to pay employees’ salaries, commissions and benefits, pay rent for office facilities, procure insurance, pay taxes and pay vendors for services and supplies. We also use cash to procure capital assets to support our business and complete acquisitions of other businesses and technology. We principally have funded our operations, working capital needs and capital expenditures from operations and short-term borrowings under revolving secured lines of credit. At September 30, 2005, we had no debt, $35.6 million in cash and cash equivalents, $188.5 million in short-term investments, and $236.4 million of working capital.

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

Net cash of $13.6 million was used in operating activities during the nine months ended September 30, 2005 primarily due to an increase in accounts receivable and deferred contract costs relating to our UK contracts. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations result from the timing of sales and billing activity and cash collections. Billed and unbilled accounts receivable increased $20.3 million primarily due to an increase in unbilled receivables of $17.3 million attributable to revenue earned under the percentage-of-completion method of accounting in excess of billings. We use days’ sales outstanding, or DSO, calculated on a quarterly basis, as a measurement of the quality and age of our receivables. We define DSO as (a) accounts receivable and unbilled receivables, net of allowance for doubtful accounts, divided by total revenue for the most recent quarter, multiplied by (b) the number of days in that quarter. Our DSO was 90 days for the three months September 30, 2005 as compared to 80 days during the same period in 2004 and 86 days for the year ended December 31, 2004. During the fourth quarter of 2004, we completed one contract that was accounted for under the completed-contract method of accounting whereby revenues and costs are included in operations in the year during which the contract is completed. Included in 2004 revenues were approximately $13.5 million in revenues related to this contract. Excluding the completed contract revenues, our DSO was 88 days during the year ended December 31, 2004. The increase in DSO at September 30, 2005 was primarily due to the increase in revenue earned under the percentage-of-completion method of accounting in excess of billings and due to a delayed customer payment.

Deferred contract costs, which represent costs incurred on revenues not yet recognized, increased $29.7 million to $89.3 million during the nine months ended September 30, 2005 primarily due to payments for goods and services related to future deliverables under certain of our UK contracts. We determine the amount of revenues and contract costs to be recognized in operations, including deferred contract costs, based upon a measurement of progress to completion in accordance with the provisions of SOP 81-1. The costs that accumulate in the deferred contract costs account are contract costs as contemplated by SOP 81-1 and consist primarily of third party networking and software licensing costs, IDX labor costs and third party labor costs. These costs pertain to the customization and modification of the software required under these contracts. Certain of our contracts provide for fixed, date-dependent payments that, during the software customization phase of the arrangement, are payable to IDX after the associated services are performed. We deem this schedule of payments to constitute extended payment terms. Accordingly, we limit the revenue to be recognized to the amount of payments that are due. We currently expect billings and associated revenues to occur according to the contract terms on contracts where costs have been incurred in excess of billings and associated revenues. The deferred revenues and billings in excess of revenues earned will be earned as services are performed.

During the nine months ended September 30, 2005, deferred tax liabilities increased by $33.1 million primarily as a result of the recognition of a deferred tax liability on the unrealized gains relating to available-for-sale securities due to the increase in the amount of Allscripts shares that can be sold within one year.

Investing Activities:

Cash flows used in investing activities have historically been related to the purchase of computer and office equipment, leasehold improvements and the purchase and sale of investment grade marketable securities. We invested approximately $25.8 million through December 31, 2004 on the acquisition and implementation of an Enterprise Resource Planning (“ERP”) system and have invested an additional $3.5 million in the ERP system during the nine months ended September 30, 2005.

Investing activities may also include purchases of, interests in, loans to and acquisitions of businesses for access to complementary products and technologies. During this quarter, cash flows used in investing activities included the acquisition of RealTimeImage for $17.2 million. We currently expect to acquire substantially all the assets of Healthcare Resources, Inc. during the fourth quarter of 2005 for approximately $7.1 million in cash.

In April 2002, we acquired a minority interest in Stentor, Inc., one of our strategic partners, by exercising a warrant to purchase 562,069 shares of preferred stock of Stentor for $7.5 million. On August 5, 2005, Royal Philips Electronics acquired Stentor and our preferred shares were converted, for a one for one basis, into common stock and liquidated for approximately $9.3 million.

We currently own, through a wholly owned subsidiary, approximately 7.1 million shares of common stock of Allscripts Healthcare Solutions, Inc., a public company listed on the NASDAQ National Market under the symbol MDRX. This investment had a quoted market value of approximately $127.5 million as of September 30, 2005, based on the last reported sales price per share of Allscripts common stock on the NASDAQ National Market on that date. We are allowed to sell only 25% of our initial Allscripts shares during 2005. All shares of Allscripts held by the Company are available for sale within twelve months of September 30, 2005. As a result, the fair value of all shares is reflected in marketable securities in the accompanying consolidated balance sheets as of September 30, 2005.

Financing Activities:

Cash flows provided by (used in) financing activities historically relate to the issuance of common stock through the exercise of employee stock options and in connection with the employee stock purchase plan and proceeds from our line of credit. In December 2004, we entered into a new $50.0 million Revolving Credit Facility with several banks. This agreement provides for a revolving credit line of $50.0 million with additional minimum increments of $25.0 million available, up to a maximum of $150.0 million. Interest on outstanding borrowings is based upon one of two options, which we select at the time of the borrowing. The first option is the highest of the bank’s prime rate, the secondary market rate for three-month certificates of deposit plus 1.0%, and the federal funds effective rate plus 0.5%. The second option is the London Interbank Offered Rate (“LIBOR”) plus applicable margins ranging from 75.0 to 175.0 basis points, as defined in the agreement, and is available only for borrowings in excess of $2.0 million. In addition, we may, subject to availability, request Letters of Credit in an aggregate amount not to exceed $10.0 million. The Revolving Credit Facility will expire on December 22, 2009. At September 30, 2005, no amounts were outstanding under the Revolving Credit Facility and the Company had no letters of credit outstanding.

FASB Statement 123(R) will require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.0 million and $4.5 million during the nine months ended September 30, 2005 and 2004, respectively.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash in the future periods:

(in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Non–cancelable leases	$4,099	$14,983	$15,016	$15,224	$14,627	$69,161	$133,110
Purchase commitments	2,950	1,966	—	—	—	—	4,916
Acquisition related commitments	1,000	—	—	—	—	—	1,000

Total contractual obligations	$8,049	$16,949	$15,016	$15,224	$14,627	$69,161	$139,026

Of the $133.1 million in non-cancelable lease obligations, approximately $1.2 million is accrued at June 30, 2005 as a lease abandonment charge and as a restructuring cost. See Notes 3 and 7 of the Notes to Consolidated Financial Statements.

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

The following important factors affect our business and operations:

RISKS ASSOCIATED WITH THE COMPANY’S ACQUISITION BY GE. We have entered into a Merger Agreement with GE pursuant to which GE will acquire all of the Company’s issued and outstanding shares at a price of $44 per share. The transaction is subject to IDX shareholder and regulatory approvals, and other customary conditions. On October 26, 2005, the Company filed a preliminary proxy statement with the SEC with respect to the Merger Agreement.

If our shareholders do not approve the Merger Agreement or if the merger is not consummated for any other reason, there can be no assurance that any other transaction acceptable to the Company will be offered or that our business, prospects or results of operations will not be adversely impacted. In addition, if the Merger Agreement is terminated, we will, under certain circumstances, be required to pay a termination fee to GE in an amount of $43 million.

Significant management attention and financial resources were required to enter into this agreement and will be required to complete this acquisition. Failure to complete this acquisition could negatively affect our future results in a variety of ways. These include:

•	delays in customers’ purchasing decisions due to concerns about Company stability and product viability;

•	difficulties in retaining and incenting key employees;

•	delays in development of certain products or initiatives;

•	costs and effects on the business as a result of termination of the integration process, including the diversion of resources and personnel to the process;

•	negative media coverage related to the failure of the acquisition; and

•	stock volatility or shareholder litigation, including the class action lawsuit filed on October 24, 2005 that challenges the price of and the process leading to the Company’s announced merger with GE and a wholly owned subsidiary of GE.

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

RISKS ASSOCIATED WITH ACQUISITION STRATEGY. We may decide to meet business objectives in part through either acquisitions of complementary products, technologies and businesses or alliances with complementary businesses. We may not be successful in these acquisitions or alliances, or in integrating any such acquired or aligned products, technologies or businesses into our current business and operations. Factors which may affect our ability to expand successfully include:

•	the generation of sufficient financing to fund potential acquisitions and alliances;

•	the successful identification and acquisition of products, technologies or businesses;

•	effective integration and operation of the acquired or aligned products, technologies or businesses despite technical difficulties, geographic limitations and personnel issues;

•	our ability to exercise effective internal controls over the newly acquired business and implement effective compliance programs; and

•	our ability to overcome significant competition for acquisition and alliance opportunities from companies that have significantly greater financial and management resources.

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

In addition, if our acquisition by GE is not consummated, our stock price may be materially adversely affected.

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

Because the investigation described in greater detail in Part II, Item 1, Legal Proceedings may still be underway, we lack sufficient information to determine with certainty the ultimate scope of this investigation and whether the government authorities will assert claims resulting from this investigation that could implicate or reflect adversely upon us. Because our reputation for integrity is an important factor in our business dealings with U.S. Commerce Department’s Technology Administration, NIST, and other governmental agencies, if a government authority were to make an allegation, or if there were to be a finding, of improper conduct on the part of or attributable to us in any matter, including in respect of the U.S. Attorney’s investigation, such an allegation or finding could have a material adverse effect on our business, including our ability to retain existing contracts and to obtain new or renewal contracts. In addition, adverse publicity resulting from this investigation and related matters could have such a material adverse effect.

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

We invoice Canadian customers in U.S. dollars. Our United Kingdom customers are invoiced in British pounds sterling, and to a lesser extent in U.S. dollars. Expenses to service our UK contracts are incurred both by our UK subsidiary in the local currency and by the parent company in U.S. dollars. As such, our operating results and certain assets and liabilities that are denominated in the British pound sterling are affected by changes in the relative strength of the U.S. dollar against the British pound sterling. Our revenues are adversely affected when the U.S. dollar strengthens against the British pound sterling and are positively affected when the United States dollar weakens. Conversely our expenses are positively affected when the U.S. dollar strengthens against the British pound sterling and adversely affected when the U.S. dollar weakens.

As described in Note 5 in the Notes to Consolidated Financial Statements contained in Part I; Item 1 of this Quarterly Report on Form 10-Q, from time to time we use forward foreign exchange contracts to mitigate our foreign currency exchange rate exposures related to our foreign currency denominated assets and liabilities, and more specifically, to hedge, on a net basis, the foreign currency exposure of a portion of our assets and liabilities denominated in the British pound sterling. The terms of these forward contracts are for periods matching the underlying exposures and generally are for one to three months. At September 30, 2005, the Company had $55.0 million outstanding forward foreign exchange contracts to exchange British pounds for U.S. dollars. The forward foreign exchange contracts mature during the fourth quarter of 2005 and had a book value that approximated fair value. We do not use forward contracts for trading or speculative purposes.

The market risk associated with the forward foreign exchange contracts resulting from currency exchange rate or interest rate movements is expected to mitigate the market risk of the underlying assets and liabilities being hedged. Our foreign currency denominated net assets were approximately $53.5 million at September 30, 2005. A hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets by approximately $5.3 million with a corresponding charge to operations. With $55.0 million in forward foreign exchange contracts outstanding, a hypothetical 10% movement in the foreign currency exchange rate would increase or decrease net assets by approximately $241,000 with a corresponding charge to operations. During the nine months ended September 30, 2005, fluctuations in foreign currency exchange rates did not have a material impact on our results of operations.

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

The only significant equity investment that we hold is our investment in Allscripts. The fair value of the available-for-sale portion of our investment in Allscripts recorded in marketable securities as of September 30, 2005 was $127.5 million. An adverse change in the stock price of Allscripts would result in a reduction in the fair value of our investment; however, it would not result in a loss since our investment in Allscripts was previously accounted for under the equity method of accounting, which resulted in the elimination of the carrying value of the investment. The Company also has certain other minority equity investments in non-publicly traded securities. These investments are generally carried at cost, which is only adjusted if an other-than-temporary impairment exists, as the Company owns less than 20% of the voting equity and does not have the ability to exercise significant influence over these companies. The carrying value of these investments at September 30, 2005 was approximately $1.5 million. These investments are inherently high risk as the market for technologies and content by these companies are usually early stage at the time of the investment by the Company and such markets may never be significant. The Company could lose its entire investment in certain or all of these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2005. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting

During the third quarter of 2005, the Company initiated use of certain ERP applications in the United Kingdom, principally contract management, order management, project management, resource management, time and expense reporting, purchasing, accounts payable, billing, accounts receivable and general ledger. Management believes that the utilization of the ERP system in the United Kingdom will ultimately enhance our internal controls over financial reporting, and therefore, the implementation has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Management continues to address the remediation of the material weakness in internal controls over financial reporting relating to revenue recognition. Actions taken to date include:

•	Management has performed an assessment of its accounting and finance resources to ensure that the Company has the sufficient depth of resources and technical expertise to address the identified material weakness. To date, in 2005, the Company has added seven positions, which consist of a Director of Revenue Accounting, a Principal Revenue Analyst, a Revenue Analyst, two additional Technical Accounting Specialists, a Senior Internal Auditor and a Senior IT Internal Auditor, six of whom are Certified Public Accountants.

•	Management has commenced a “Standard Contracting Process Project” utilizing Six Sigma tools to refine and enhance controls relating to the standardized contracting process. Six Sigma is a business process improvement program that is being implemented company-wide across all functional areas. Management believes that the Six Sigma tools will better enable IDX to meet customer needs, make data driven decisions, reduce variability and increase standardization in processes. Management has engaged a consultant to facilitate this process.

•	Management has implemented a comprehensive training program on software revenue recognition accounting for personnel involved in the contracting process using Company resources and outside consultants with software revenue recognition expertise.

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

From June through November 2004, the U.S. Commerce Department, Office of Inspector General (“OIG”), conducted an audit of the SAGE Project. On March 11, 2005, OIG issued a final audit report recommending that NIST disallow certain costs and, subsequently, we submitted our response contesting certain findings. On August 17, 2005, NIST issued an Audit Resolution Letter disagreeing with several of OIG’s audit recommendations but concluding that NIST was due a refund in the amount of $335,915. On September 21, 2005, we filed an administrative appeal of the determination that IDX owed NIST $335,915, and a decision of the NIST director is expected within the next two months.

The aforementioned employee filed an action against IDX in the name of the United States under the federal False Claims Act in the U.S. District Court for the Western District of Washington, sometimes referred to as a “qui tam” complaint. The DOJ, as it is statutorily required to do, conducted an investigation of the allegations in the suit in order to determine whether to intervene in the employee’s lawsuit. On August 1, 2005, the government notified us that it had concluded its investigation into the employee’s allegations and determined not to intervene in the matter. Notwithstanding the government’s determination not to intervene, the employee may pursue the claim on his own.

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

The employee has appealed the dismissal of his federal court lawsuit and the sanction order to the Ninth Circuit Court of Appeals. The Company has appealed the District Court’s denial of our request to enjoin the DOL proceedings described below. Briefing on these appeals has been completed and a ruling is expected in approximately one year.

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

On June 20, 2005, OSHA issued a preliminary order relating to its investigation. In its order, OSHA found reasonable cause to believe that the employee engaged in activity protected by SOX and that those protected activities contributed to our decision to place the employee on unpaid administrative leave on April 25, 2003. OSHA therefore found reasonable cause to believe that placement of the employee on unpaid administrative leave violated SOX. On July 20, 2005, we filed objections to the Secretary’s Findings and Preliminary Order, which also requested an evidentiary hearing before a DOL administrative law judge. The employee also filed objections and a request for a hearing.

The judge will hear the appeals and review OSHA’s preliminary order de novo. The effectiveness of OSHA’s preliminary order will be stayed pending the outcome of the appeals. Because the False Claims Act retaliation action dismissed by the federal district court may bar the SOX retaliation claim under the doctrine of res judicata, the employee has requested that the SOX proceedings be stayed pending the decision by the Ninth Circuit Court of Appeals, which is reviewing the federal district court’s dismissal order. The administrative law judge has not ruled on this request by the employee for a stay.

We intend to continue to vigorously defend against all of the employee’s claims, which we continue to maintain are without merit. However, the outcome or the impact these claims may have on our operations cannot currently be predicted.

IDX, its Board and certain of its officers are named defendants in a shareholder class action lawsuit filed on October 24, 2005 in Vermont Superior Court entitled Stanley v. IDX Systems Corporation et al (case no. 1192-05-CnC). The lawsuit challenges the price of and the process leading to the Company’s announced merger with General Electric Company and a wholly owned subsidiary of GE. The complaint seeks to enjoin the consummation of the proposed merger with GE, as well as compensatory damages, among other relief. The defendants’ answer to the complaint is due on November 17, 2005. We intend to vigorously defend against the claims, which we maintain are without merit. The outcome or the impact these claims may have on our operations cannot currently be predicted.

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

IDX SYSTEMS CORPORATION

Date: November 8, 2005	By:	/s/ JOHN A. KANE
John A. Kane
Sr. Vice President, Finance and
Administration, Chief Financial
Officer and Treasurer
(Principal Financial and Chief
Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
10.1	Amendment, dated September 29, 2005, to the Employment, Noncompetition and Nondisclosure Agreement by and between the Company and James H. Crook, effective as of January 1, 2003, incorporated herein by reference to the Company’s Report on Form 8-K dated September 28, 2005, filed on October 3, 2005

10.2	Amendment, dated September 29, 2005, to the Employment, Noncompetition and Nondisclosure Agreement by and between the Company and Thomas Butts, dated January 14, 2002, incorporated herein by reference to the Company’s Report on Form 8-K dated September 28, 2005, filed on October 3, 2005

10.3	Form of Shareholder Agreements, incorporated herein by reference to the Company’s Report on Form 8-K dated September 28, 2005, filed on October 3, 2005

12.1	Agreement and Plan of Merger, dated as of September 28, 2005, by and among IDX Systems Corporation, General Electric Company and Igloo Acquisition Corporation, incorporated herein by reference to the Company’s Report on Form 8-K dated September 28, 2005, filed on October 3, 2005

31.1	Certification of the CEO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of the CFO of the Company pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of CEO and CFO of the Company pursuant to 18 U.S.C. Section 1350